Form 10-Q
period 2004-07-03
MRS FIELDS FAMOUS BRANDS LLC
filed 2004-08-17
CIK 1288407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-115046

MRS. FIELDS FAMOUS BRANDS, LLC
(Exact Name of Registrant Specified in Its Charter)

Delaware	80-0096938
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2855 East Cottonwood Parkway, Suite 400
Salt Lake City, Utah	84121-1050
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 736-5600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐	No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

On August 17, 2004, 100 common interests of registrant were outstanding, all of which are held by an affiliate.  There is no established trading market for registrant’s common interests.

MRS. FIELDS FAMOUS BRANDS, LLC AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

ITEM 1.                                           Financial Statements

MRS. FIELDS FAMOUS BRANDS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	July 3, 2004	January 3, 2004
ASSETS:
Cash and cash equivalents	$16,783	$1,300
Receivables, net of allowance for doubtful accounts of $1,508 and $1,948, respectively	6,983	9,070
Amounts due from affiliates	182	—
Inventories	2,095	1,962
Prepaid rent and other	940	1,122
Deferred tax asset	1,605	1,535

Total current assets	28,588	14,989
Property and equipment, net	3,280	3,174
Goodwill, net	113,456	113,456
Trademarks and other intangible assets, net	24,784	26,149
Deferred loan costs, net of accumulated amortization of $8,405 and $20,470	8,337	4,222
Other assets	631	612

	$179,076	$162,602

LIABILITIES AND MEMBER’S DEFICIT:
Accounts payable	$1,895	$6,789
Accrued liabilities	17,797	13,210
Current liabilities of discontinued operations	96	405
Amounts due to affiliates	1,901	3,135
Current portion of capital lease obligations	37	—
Current portion of deferred revenues	2,372	2,289

Total current liabilities	24,098	25,828
Long-term debt	195,747	185,762
Capital lease obligations, net of current portion	456	—
Deferred revenues, net of current portion	1,369	2,019
Deferred tax liability	3,148	4,814

Total liabilities	224,818	218,423
Member’s deficit	(45,565)	(55,601)
Deferred stock compensation	(48)	(75)
Accumulated other comprehensive loss	(129)	(145)

Total member’s deficit	(45,742)	(55,821)

COMMITMENTS AND CONTINGENCIES
	$179,076	$162,602

See accompanying notes to condensed consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	13 Weeks Ended
	July 3, 2004	June 28, 2003

REVENUES:
Franchising	$15,228	$14,928
Gifts	4,758	3,200
Licensing	1,191	1,325
Other	58	114

Total revenues	21,235	19,567

OPERATING COSTS AND EXPENSES:
Franchising	6,345	4,812
Gifts	4,230	2,781
Licensing	200	448
General and administrative	3,052	2,702
Stock compensation expense	13	31
Depreciation	324	442
Amortization	701	492
Other operating expenses (income), net	(40)	208

Total operating costs and expenses	14,825	11,916
Income from operations	6,410	7,651
Interest expense, net	(5,502)	(6,142)

Income from continuing operations before provision for income taxes	908	1,509
Provision for income taxes	415	534

Income from continuing operations	493	975
Income from discontinued operations (net of income taxes of $10 and $1, respectively	11	30

Net income	$504	$1,005

COMPREHENSIVE INCOME:
Net income	$504	$1,005
Foreign currency translation adjustment	19	(3)
Comprehensive income	$523	$1,002

See accompanying notes to condensed consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	26 Weeks Ended
	July 3, 2004	June 28, 2003

REVENUES:
Franchising	$28,233	$27,772
Gifts	9,298	6,010
Licensing	2,448	2,944
Other	141	240

Total revenues	40,120	36,966

OPERATING COSTS AND EXPENSES:
Franchising	10,520	8,910
Gifts	7,896	4,859
Licensing	329	694
General and administrative	5,365	5,050
Stock compensation expense	26	62
Costs associated with debt refinancing	87	—
Depreciation	640	902
Amortization	1,416	879
Other operating expenses (income), net	(22)	250

Total operating costs and expenses	26,257	21,606

Income from operations	13,863	15,360
Interest expense, net	(14,387)	(12,236)
Other income	1,054	—

Income from continuing operations before provision for income taxes	530	3,124
Provision for income taxes	230	1,289

Income from continuing operations	300	1,835
Income from discontinued operations (net of income taxes of $39 and $19, respectively	58	31

Net income	$358	$1,866

COMPREHENSIVE INCOME:
Net income	$358	$1,866
Foreign currency translation adjustment	17	1

Comprehensive income	$375	$1,867

See accompanying notes to condensed consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	26 Weeks Ended
	July 3, 2004	June 28, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$300	$1,835
Gain on sale of equity warrants	(1,054)	—
Depreciation and amortization	2,056	1,781
Amortization of deferred loan costs	3,124	2,259
Stock compensation expense	26	62
Amortization of discount on notes	1,245	286
Non-cash debt increases associated with PIK interest	—	280
Deferred income taxes	(1,736)	(245)
Changes in assets and liabilities:
Receivables, net	2,087	2,057
Amounts due to/from affiliates	(1,416)	(3,968)
Inventories	(133)	(399)
Prepaid rent and other	182	(211)
Other assets	(69)	(164)
Accounts payable	(4,894)	(1,327)
Accrued liabilities	4,603	3,745
Deferred revenues	(567)	(448)
Net cash provided by continuing operating activities	3,754	5,543
Net cash (used in) provided by discontinued operating activities	(251)	374
Net cash provided by operating activities	3,503	5,917

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity warrants	1,054	—
Purchase of property and equipment	(72)	(172)
Net cash provided by (used in) investing activities	982	(172)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under line of credit	(3,452)	7,019
Principal payments on long-term debt	(98,014)	(2,900)
Payment of debt financing costs	(12,034)	(1,136)
Proceeds from issuance of Senior Notes	115,000	—
Principal payments on capital lease	(23)	—
Contribution by parent	17,500	—
Other activity with parent	(7,996)	(9,515)
Net cash provided by (used in) financing activities	10,981	(6,532)
Effect of foreign exchange rate changes on cash	17	1
Net increase (decrease) in cash and cash equivalents	15,483	(786)
Cash and cash equivalents at beginning of period	1,300	2,900
Cash and cash equivalents at end of period	$16,783	$2,114

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$6,295	$9,449
Cash paid for income taxes	50	251
Cash paid to parent for income taxes	1,450	5,000
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions payable to parent under tax sharing agreement	$—	$1,520
Assets acquired under capital lease	500	—

See accompanying notes to condensed consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Mrs. Fields Famous Brands, LLC and subsidiaries (“Mrs. Fields” or the “Company”) in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete presentation of the financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Mrs. Fields as of July 3, 2004 and January 3, 2004, and the results of their operations and their cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the combined financial statements and notes thereto for the fiscal year ended January 3, 2004 contained in Mrs. Fields’ Registration Statement on Form S-4 (File No. 333-115046), as amended, filed with the Securities and Exchange Commission on April 30, 2004.

The Company is an entity that was formed in March 2004 in connection with the reorganization of certain entities and segments that are under the common control of Mrs. Fields’ Companies, Inc. (“MFC”), formerly known as Mrs. Fields’ Famous Brands, Inc. The Company is a wholly-owned subsidiary of Mrs. Fields’ Original Cookies, Inc. (“MFOC”). MFOC is a wholly-owned subsidiary of Mrs. Fields’ Holding Company, Inc. (“MFH”) and MFH is a wholly-owned subsidiary of MFC. Prior to the reorganization, TCBY Systems, LLC (“TCBY”) was a wholly-owned subsidiary of TCBY Enterprises, LLC (“TCBY Enterprises”), whose parent is also MFC.

The accompanying unaudited condensed consolidated financial statements include the accounts of TCBY and the franchising, licensing and gifts segments of MFOC through March 2004. In March 2004, MFC completed a reorganization whereby TCBY and the franchising, licensing and gifts segments of MFOC were contributed to the Company. These financial statements have been prepared to reflect this reorganization as if it had occurred on December 31, 2000 (the beginning of fiscal 2001).

The unaudited condensed consolidated financial statements assume that Mrs. Fields, for all periods presented, had existed as a separate legal entity with the following three business segments: franchising, gifts and licensing. The unaudited condensed consolidated financial statements, which through March 2004, have been carved out from the consolidated financial statements of MFOC and TCBY using the historical results of operations and assets and liabilities of these businesses and activities and which exclude the company-owned stores segment of MFOC, reflect the accounting policies adopted by MFOC and TCBY in the preparation of their consolidated financial statements and thus do not necessarily reflect the accounting policies which Mrs. Fields might have adopted had it been an independent company. The historical consolidated financial statements of Mrs. Fields include those accounts specifically attributable to Mrs. Fields, substantially all of the indebtedness of MFOC and TCBY, and allocations of expenses relating to shared services and administrative functions incurred at MFOC.

Historically, MFOC has not allocated its various corporate overhead expenses, and common general and administrative expenses to its operating business units. However, an allocation of such expenses has been included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of income and comprehensive income. The Company’s general and administrative expenses represent portions of MFOC’s corporate functions such as human resources, legal, accounting and finance, treasury and information technology systems, that have been allocated to Mrs. Fields based on percentage of labor hours devoted by the functional department. These allocated costs are not necessarily indicative of the costs that Mrs. Fields would have incurred had it operated as an independent, stand-alone entity for all periods presented.

The Company’s cash balances at January 3, 2004 include cash accounts specifically attributable to Mrs. Fields plus an allocated portion of cash included in MFOC’s centralized cash management systems. Accordingly, the Company’s cash balance at January 3, 2004 may not be representative of what it would have been if Mrs. Fields were an independent company.

The results of operations for the 13 weeks and 26 weeks ended July 3, 2004 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending January 1, 2005.  Income per common interest information is not presented as Mrs. Fields is wholly-owned by MFOC and, therefore, its common interests are not publicly traded.

2.                                      DEBT REFINANCING

On March 16, 2004, the Company issued $80.7 million of 9 percent senior secured notes (the “9 percent Senior Secured Notes”) in exchange for $80.7 million of 10 1/8 percent Senior Notes and issued $115.0 million of 11 1/2 percent senior secured notes (the “11 1/2 percent Senior Secured Notes” together with the 9 percent Senior Secured Notes, the “Senior Secured Notes”). The proceeds from the 11 1/2 percent Senior Secured Notes were used to retire the Company’s remaining long-term debt subsequent to year-end.

The Senior Secured Notes will mature March 15, 2011, with interest payable semi-annually. The Senior Secured Notes rank senior in right of payment to all subordinated indebtedness of the Company and rank equal in right of payment with all existing and future senior indebtedness of the Company. The Senior Secured Notes are secured by all of the tangible and intangible assets of the Company and its subsidiaries.

The Senior Secured Notes are redeemable at the option of the Company anytime on or after March 15, 2008. Prior to March 15, 2007, the Company may redeem up to 35 percent of the aggregate principal amount of the notes with the net proceeds of certain equity offerings, provided at least 65 percent of the aggregate principal amount of the Senior Secured Notes originally issued remain outstanding. The Senior Secured Notes require the Company to repurchase a portion of the notes at 100 percent of the principal amount, plus accrued and unpaid interest thereon to the date of purchase, with 50 percent of the Company’s “excess cash flow”, as defined in the indenture agreement entered into by the Company in respect of the Senior Secured Notes (the "Indenture"), when the ratio of the Company’s Net indebtedness to Consolidated EBITDA is above 3.75 to 1.0. In the event of a change in control, as defined in the Indenture, the holders of the Senior Secured Notes will have the right to put the notes to the Company at 101 percent of their principal amount, plus accrued and unpaid interest.

The Senior Secured Notes contain certain covenants that limit among other things, the ability of the Company and its subsidiaries to: (i) incur additional indebtedness; (ii) make certain investments or enter into sale and leaseback transactions; (iii) pay dividends, redeem subordinated debt, repurchase the Company’s or its subsidiaries stock or make any other restricted payments as defined in the indenture; (iv) enter into certain transactions with affiliates; (v) create or incur liens; (vi) transfer or sell assets; (vii) make dividends, distributions or other payments from the Company’s subsidiaries; (viii) consummate a merger, consolidation or sale of all or substantially all of our assets; and (ix) engage in unrelated business.

3.                                      RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). In December 2003, the FASB issued FIN No. 46 (Revised 2003) (“FIN 46R”) to address certain FIN 46 implementation issues, including the delay of the effective date for certain types of Variable Interest Entities (“VIE”). This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for companies that have interests in entities that are defined as a VIE under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the expected losses of the VIE or receives a majority of the expected gains of the VIE, it shall consolidate the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before December 31, 2003, FIN 46R is effective as of the beginning of fiscal 2005 while it is effective immediately for all VIEs created after December 31, 2003. The Company completed adoption of FIN 46R during the first quarter of fiscal 2004. The adoption of FIN 46R had no effect on the Company’s consolidated financial statements.

4.                                      PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization.  Equipment, fixtures and leasehold improvements are depreciated or amortized over three to seven years or the lease term, using the straight-line method.  Property and equipment at July 3, 2004 and January 3, 2004 were comprised of the following (in thousands):

	July 3, 2004	January 3, 2004

Leasehold improvements	$3,715	$3,204
Equipment and fixtures	9,222	9,695
Land	240	240
	13,177	13,139
Less accumulated depreciation and amortization	(9,897)	(9,965)
Net property and equipment	$3,280	$3,174

Property and equipment included gross assets acquired under a capital lease and related accumulated depreciation and amortization of $500,000 and $27,000, respectively, at July 3, 2004.  There were no assets acquired under a capital lease as of January 3, 2004.

5.                                      ACCRUED LIABILITIES

Accrued liabilities were comprised of the following at July 3, 2004 and January 3, 2004 (in thousands):

	July 3, 2004	January 3, 2004

Accrued liabilities	$7,627	$7,628
Accrued compensation and benefits	3,965	3,555
Accrued interest payable	6,205	2,027
	$17,797	$13,210

On June 24, 2004, the Company announced a reorganization of its executive management team effective June 28, 2004.  As a result of this reorganization, the Company terminated the employment of two Senior Vice Presidents effective June 28, 2004 and accrued approximately $600,000 related to severance expenses.

On May 7, 2003, the Board of Directors of MFC accepted the resignation of Larry A. Hodges as its President, Chief Executive Officer and Director of MFC and its subsidiaries, which resignation was effective on May 14, 2003. Pursuant to the terms of a separation agreement, dated August 6, 2003, and a Severance Assumption Agreement dated March 16, 2004, among MFC, MFOC, the Company and Mr. Hodges (the “Separation Agreements”), Mr. Hodges is receiving 28 months of salary as severance, which is being paid semi-monthly through the end of 2004, and the balance will be paid in a lump sum in January 2005. This severance obligation was assumed by the Company concurrently with the completion of the reorganization and refinancing (see Notes 1 and 2). As of July 3, 2004, severance payments of $520,000 were due to Mr. Hodges and included in accrued compensation and benefits.

Under the terms of a stockholders’ agreement among MFC and its stockholders, there are put and call rights with respect to the common shares of MFC, including common shares received upon exercise of options. Pursuant to the Separation Agreements, Mr. Hodges and MFC agreed that all of the shares of MFC’s common stock held by Mr. Hodges, would be purchased by MFC for an aggregate purchase price of $449,479. The purchase price is payable in five installments of $74,913 and a sixth installment of $74,914 (in each case, without interest). The installments are payable every 30 days, beginning on April 15, 2004, which was 30 days following the closing date of the reorganization and refinancing (see Notes 1 and 2). This payment obligation to Mr. Hodges was assumed by the Company concurrently with the completion of the reorganization and refinancing (see Notes 1 and 2). As of July 3, 2004, the remaining obligation payable to Mr. Hodges for the purchase of the shares of MFC’s common stock was $224,740 and was included in accrued liabilities.

6.                                      RELATED PARTY TRANSACTIONS

Amounts due to/from affiliates were comprised of the following at July 3, 2004 and January 3, 2004 (in thousands):

	July 3, 2004	January 3, 2004

Amounts due from affiliates:
MFOC	$159	$—
MFC	23	—
	$182	$—
Amounts due to affiliates:
Mrs. Fields’ Holding	$273	$273
TCBY Enterprises	—	550
MFC – tax sharing	1,628	2,312
	$1,901	$3,135

7.                                      REPORTABLE SEGMENTS

Operating segments are components of the Company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. This information is reported on the basis that it is used internally for evaluating segment performance. Mrs. Fields has three reportable operating segments: franchising, gifts, and licensing. The franchising segment consists of revenues received either directly or indirectly from cookie, yogurt and pretzel stores, which are owned and operated by third parties. These revenues include initial franchise or license fees, royalties based on a percentage of a franchisee’s gross sales, sales of cookie dough that the Company produces, and certain product formulation fees and supplier allowances which are based upon sales to franchisees. The gifts segment includes sales generated from the Company’s mail order gift catalog and web site. The licensing segment consists of other licensing activity from third parties for the sale of products bearing the Company’s brand names. Sales and transfers between segments are eliminated in consolidation.

The Company evaluates performance of each segment based on contribution margin. Contribution margin is computed as the difference between the revenues generated by a reportable segment and the selling and occupancy expenses, cost of sales and direct general and administrative expenses related to that reportable segment. Contribution margin is used as a measure of the operating performance of an operating segment. The Company does not allocate any indirect general and administrative expenses, other operating income (expense), interest expense, depreciation and amortization or assets to its reportable operating segments.

Segment revenue and contribution margin are presented in the following table (in thousands):

	Franchising	Gifts	Licensing	Total
13 weeks ended July 3, 2004
Revenue	$15,228	$4,758	$1,191	$21,177
Contribution margin	8,883	528	991	10,402

13 weeks ended June 28, 2003
Revenue	$14,928	$3,200	$1,325	$19,453
Contribution margin	10,116	419	877	11,412

26 weeks ended July 3, 2004
Revenue	$28,233	$9,298	$2,448	$39,979
Contribution margin	17,713	1,402	2,119	21,234

26 weeks ended June 28, 2003
Revenue	$27,772	$6,010	$2,944	$36,726
Contribution margin	18,862	1,151	2,250	22,263

The reconciliation of contribution margin to net loss is as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Contribution margin	$10,402	$11,412	$21,234	$22,263
Other operating revenues	58	114	141	240
General and administrative expenses	(3,052)	(2,702)	(5,365)	(5,050)
Stock compensation expense	(13)	(31)	(26)	(62)
Other operating income (expense), net	40	(208)	(65)	(250)
Interest expense, net	(5,502)	(6,142)	(14,387)	(12,236)
Other income	—	—	1,054	—
Depreciation and amortization	(1,025)	(934)	(2,056)	(1,781)
Provision for income taxes	(415)	(534)	(230)	(1,289)
Income from current operations	493	975	300	1,835
Income from discontinued operations (net of income taxes of $10, $1, $39 and$19,respectively)	11	30	58	31
Net income	$504	$1,005	$358	$1,866

The fixed assets and inventory of the Company primarily relate to the Company’s Great American Cookie batter facility and the gifts business segment and related activities. Assets relating to franchising and licensing activity are primarily amounts due from franchisees and licensees and goodwill relating to franchising concepts.

The Company has one customer that accounted for $879,000 and $2.2 million, or 18.5 percent and 23.7 percent of the revenue of the gifts segment for the 13 weeks and 26 weeks ended July 3, 2004, respectively, and $363,000 and $938,000, or 11.3 percent and 15.6 percent of the revenue of the gifts segment for the 13 weeks and 26 weeks ended June 28, 2003, respectively. The Company has one licensee that accounted for $778,000 and $1.5 million, or 65.3 percent and 61.3 percent of the revenue of the licensing segment for the 13 weeks and 26 weeks ended July 3, 2004, respectively, and $841,000 and $1.8 million, or 63.5 percent and 61.1 percent of the revenue of the licensing segment for the 13 weeks and 26 weeks ended June 28, 2003, respectively. There were no other customers or licensees that accounted for more than 10.0 percent of Mrs. Fields’ total revenue or any individual segment’s revenue.

8.                                      COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company and its products are subject to regulation by numerous governmental authorities, including, without limitation, federal, state and local laws and regulations governing health, sanitation, environmental protection, safety and hiring and employment practices.

In the ordinary course of business, the Company is involved in routine litigation, including franchise disputes and trademark disputes. The Company is not a party to any legal proceedings (including the matter described below) which, in the opinion of management, after consultation with legal counsel, is material to its business, financial condition or results of operations.

As discussed in the Company’s Registration Statement on Form S-4 (File No. 333-115046), as amended, the Company’s indirect subsidiary, TCBY of Ireland, Inc., was the defendant in a recently concluded case captioned Advanced Food Concepts, Ltd. et al. v. William P. Creasman, et al., Case No. 401-CV-00-117JMM, filed in the U.S. District Court for the Eastern District of Arkansas (the “Court”). This complaint was filed in 2001 by two former franchisees against TCBY of Ireland and other corporate and individual defendants, but all defendants have been dismissed with the exception of TCBY of Ireland, Inc., the franchisor party under a Transnational Master License Agreement entered into with certain of the plaintiffs and others. The plaintiffs sought damages in excess of $70 million in connection with TCBY of Ireland’s performance under and termination of the Transnational Master

License Agreement. On August 4, 2004, the Court granted TCBY of Ireland’s Motion for Summary Judgment on all remaining counts of the complaint. The plaintiffs may still file motions for reconsideration and/or appeal the Court’s ruling. The Company does not have insurance coverage for this lawsuit because the claims arose prior to the Company’s acquisition of TCBY; however, TCBY has reserved anticipated defense costs.  Notwithstanding the excessive claim for damages, the lack of insurance coverage and the risk that TCBY of Ireland’s parent entities might ultimately bear or share in the cost of any significant judgment obtained against it, after consultation with legal counsel, and in light of the favorable summary judgment ruling, management believes it is unlikely that plaintiffs will obtain any judgment against TCBY of Ireland that would be material to our business, financial condition or operations.

9.                                      DISCONTINUED OPERATIONS

TCBY transitioned its equipment sales segment (“Riverport”) to a third party equipment and smallwares distributor during the quarter ended March 29, 2003. The distributor purchased certain of Riverport’s inventory at cost, subject to certain slow moving inventory purchase price adjustments. The Company has reserved for anticipated purchase price adjustments and believes that future periods will not be negatively impacted as a result of this transition. The segment’s assets that were subject to depreciation and amortization were being periodically expensed over the remaining estimated useful life. The results of operations and financial position of Riverport are classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

10.                               SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s domestic subsidiaries other than minor, immaterial subsidiaries. Mrs. Fields Famous Brands, LLC has no independent assets or operations; therefore, supplemental financial information on a condensed consolidating basis of the guarantor subsidiaries is not required. There are no restrictions on the Company’s ability to obtain cash dividends, loans or other distributions of funds from the guarantor subsidiaries, except those imposed by applicable law.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “continue,” “will,” “may” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive and governmental factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward looking statements.  Factors you should consider that could cause these differences include:

•                  the availability and adequacy of cash flow to satisfy our obligations, including debt service on our long-term debt and additional funds required for working capital;

•                  the impact of our current negative member’s deficit on our franchising activities;

•                  our ability to solicit new franchisees;

•                  economic, competitive, demographic, business and other pressures, trends and conditions in various markets;

•                  the seasonal nature of our operations;

•                  actions taken or failed to be taken by third parties, including by our customers, suppliers, distributors, competitors and shareholders, as well as legislative, regulatory, judicial and other governmental authorities;

•                  changes in our business strategy or development plans;

•                  performance by our franchisees and licensees or changes in relationships with our franchisees and licensees;

•                  difficulties or delays in our developing and introducing anticipated new products or failure of our customers to accept new product offerings;

•                  adoption of new accounting pronouncements;

•                  changes in consumer preferences and our ability to adequately anticipate such changes;

•                  changes in prices of our raw materials;

•                  changes in personnel or increased labor costs;

•                  the termination of, or inability to renew on favorable terms, our material agreements;

•                  changes in customer traffic;

•                  prevailing interest rates;

•                  legal proceedings and regulatory matters;

•                  acts of war or terrorist incidents; and

•                  all other factors described under “Risk Factors” in our Registration Statement on Form S-4 (File No. 333-115046), as amended.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

Overview

We are one of the largest franchisors in the premium snack-food industry, featuring Mrs. Fields, Great American Cookie Company, TCBY, Pretzel Time and Pretzelmaker as our core brands. Through our franchisees’ retail stores, we are the largest retailer of freshly baked on-premises specialty cookies and brownies in the United States; the largest retailer of soft serve frozen yogurt in the United States; and the second largest retailer of baked on-premises pretzels in the United States. In addition, we operate a profitable gifts business and have entered into key licensing arrangements that leverage awareness of our core brands among our retail customer base. We operate through a network of 2,885 retail concept locations, which are located throughout the United States and in approximately 40 foreign countries.

Our business is divided into three primary business segments for financial reporting purposes: franchising, gifts and licensing representing 70.4 percent, 23.2 percent and 6.1 percent of total revenues, respectively, for the 26 weeks ended July 3, 2004.

As of July 3, 2004, our store portfolio consisted of 2,296 domestic franchised locations, 353 international franchised locations and 236 licensed locations. By brand, our franchisees’ and licensees’ concept locations are distributed as follows:

	Domestic Franchised	International Franchised	Licensed Locations	Total

Mrs. Fields	392	83	58	533
Great American	284	1	1	286
Original Cookie	—	—	11	11
Cookie Subtotal	676	84	70	830
Pretzel Time	213	3	6	222
Pretzelmaker	164	39	3	206
Hot Sam	—	—	15	15
Pretzel Subtotal	377	42	24	443
Bakery Brands Subtotal	1,053	126	94	1,273
TCBY—Traditional Stores	512	227	—	739
TCBY—Non-traditional Stores	731	—	142	873
Dairy Brands Subtotal	1,243	227	142	1,612
Totals	2,296	353	236	2,885

The above table counts each concept location individually. For example, if a physical location had a Mrs. Fields store and a Pretzel Time store together, this would be counted as two concept locations in the table above. If actual physical stores were counted, rather than concept locations, total store counts would be reduced by 254 locations to 2,631.

Mrs. Fields Original Cookies, Inc. (“MFOC”), our parent company, and certain of its subsidiaries own approximately 216 franchised and licensed retail concept locations, representing 7.5 percent of the total retail concept locations. During the 26 weeks ended July 3, 2004, we recognized $1.6 million of franchise royalties and $1.5 million of product sales relating to these retail concept locations. MFOC expects that certain of these retail concept locations may be sold over time to new and current franchisees or will be closed.

During the period from January 3, 2004 to July 3, 2004, our store portfolio has declined from 3,027 concept locations to 2,885 concept locations, as follows:

	Domestic Franchised	International Franchised	Licensed Locations	Total

Balance, January 3, 2004	2,380	378	269	3,027
New development openings	78	8	1	87
Permanent closings	(183)	(33)	(32)	(248)
Other openings, net	21	—	(2)	19
Balance July 3, 2004	2,296	353	236	2,885

Of the 248 permanent closings between January 3, 2004 and July 3, 2004, 50.0 percent related to TCBY brand non-traditional locations, 19.0 percent related to TCBY brand traditional locations, 15.7 percent related to bakery concept locations owned by franchisees other than MFOC and 15.3 percent related to retail concept locations owned by MFOC.

Recent Developments

Reorganization and Refinancing.  We were formed in March 2004 in connection with the reorganization of certain entities and segments that are under the common control of Mrs Fields’ Companies, Inc. (“MFC”), formerly known as Mrs. Fields’ Famous Brands, Inc.  We are a wholly-owned subsidiary of MFOC.  MFOC is a wholly-owned subsidiary of Mrs. Fields’ Holding Company, Inc. (“MFH”) and MFH is a wholly-owned subsidiary of MFC.  Prior to the reorganization, TCBY Systems, LLC (“TCBY”) was a wholly-owned subsidiary of TCBY Enterprises, LLC (“TCBY Enterprises”), whose parent is also MFC.

As part of the reorganization described above, we refinanced substantially all of our indebtedness.  We issued $80.7 million of 9 percent senior secured notes (the “9 percent Senior Secured Notes”) in exchange for $80.7 million of 10 1/8 percent senior notes and issued $115.0 million of 11 1/2 percent senior secured notes (the “11 1/2 percent Senior Secured Notes” together with the 9 percent Senior Secured Notes, the “Senior Secured Notes”).  The proceeds from the 11 1/2 percent Senior Secured Notes were used to retire the Company’s remaining long-term debt subsequent to year-end.

Increase Investment in Brands.  As discussed in our Registration Statement on Form S-4 (File No. 333-115049), as amended, in 2004, we intend to invest $3.0 million in advertising, promotion and brand building ideas. While we believe this investment in our brands will support the initiatives aimed at increasing sales at all franchised locations, we have identified TCBY as the brand that offers our greatest opportunity for building profitable sales in the short term. Against the background of a product aligned with current health trends and not limited by mall based locations, we intend to reposition the TCBY concept consistent with our consumer and franchisee based strategic framework, building on today’s health conscious consumer and a desire for a low fat, healthy, yet satisfying treat, which we believe will increase positive consumer perception of our brand.

During the 13 weeks and 26 weeks ended July 3, 2004, we incurred expenses of $1.3 million related to brand investment initiatives.  There were no such expenses in 2003.  These expenses for brand investment initiatives included increased advertising and promotion of the TCBY brand and its products, including the introduction during the second quarter of several flavors of “low carb” yogurt at most of our TCBY traditional franchised retail stores of approximately $1.0 million and initial expenses relating to the reconcepting of TCBY of approximately $300,000.  We currently anticipate expending an additional $1.7 million in 2004 for brand investment initiatives.

Management Reorganization.  On June 24, 2004, we announced a management reorganization effective June 28, 2004.  We believe this new structure is aligned with our strategic vision.  In addition to creating a new executive committee comprised of our Chief Executive Officer and four Executive Vice Presidents, we created two cross-functional teams, which will have representation from all functions of our company and will share accountability for building the bakery and TCBY brands.  Under the cross-functional teams, we will move decision-making closer to our customers.

As a result of this reorganization, we terminated the employment of two Senior Vice Presidents effective June 28, 2004 and accrued approximately $600,000 related to severance expenses for the 13 weeks ended July 3, 2004.

In comparison, during the 13 weeks ended June 28, 2003, we expensed and accrued approximately $800,000 for severance costs relating to the resignation of our previous Chief Executive Officer.

In addition, as part of the new organizational alignment, we expect to hire additional personnel including three new Vice Presidents and several Director level staff.  As a result, we expect additional expenses of approximately $500,000 in the second half of 2004 relating to the recruitment, relocation and compensation of these individuals.  However, this may fluctuate depending upon the timing of these new hires.

Results of Operations

The following table sets forth, for the periods indicated, certain information relating to the operations of Mrs. Fields and percentage changes from period to period.

Statement of Operations Data:

	13 Weeks Ended			26 Weeks Ended
	July 3, 2004	June 28, 2003	% Change	July 3, 2004	June 28, 2003	% Change
	(Dollars in Thousands)
REVENUES:
Franchising	$15,228	$14,928	2.0	$28,233	$27,772	1.7
Gifts	4,758	3,200	48.7	9,298	6,010	54.7
Licensing	1,191	1,325	(10.1)	2,448	2,944	(16.8)
Other	58	114	(49.1)	141	240	(41.3)

Total revenues	21,235	19,567	8.5	40,120	36,966	8.5
OPERATING COSTS AND EXPENSES:
Franchising	6,345	4,812	31.9	10,520	8,910	18.1
Gifts	4,230	2,781	52.1	7,896	4,859	62.5
Licensing	200	448	(55.4)	329	694	(52.6)
General and administrative	3,052	2,702	13.0	5,365	5,050	6.2
Stock compensation expense	13	31	(58.1)	26	62	(58.1)
Costs associated with debt refinancing	—	—	NM	87	—	NM
Depreciation	324	442	(26.7)	640	902	(29.0)
Amortization	701	492	42.5	1,416	879	61.1
Other operating expenses (income), net	(40)	208	NM	(22)	250	NM

Total operating costs and expenses	14,825	11,916	24.4	26,257	21,606	21.5

Income from operations	6,410	7,651	(16.2)	13,863	15,360	(9.7)
Interest expense, net	(5,502)	(6,142)	(10.4)	(14,387)	(12,236)	17.6
Other income	—	—	NM	1,054	—	NM

Income from continuing operations before provision for income	908	1,509	(39.8)	530	3,124	(83.0)
Provision for income taxes	415	534	(22.3)	230	1,289	(82.2)
Income from continuing operations	493	975	(49.4)	300	1,835	(83.7)
Income from discontinued operations (net of income taxes of $10, $1, $39 and $19,respectively)	11	30	(63.3)	58	31	87.1

Net income	$504	$1,005	(49.9)	$358	$1,866	(80.8)

Cash flows from operating activities	$7,308	$1,342		$3,503	$5,917
Cash flows from investing activities	$(27)	$(4)		$982	$(172)
Cash flows from financing activities	$(67)	$(2,582)		$10,981	$(6,532)

13 Weeks Ended July 3, 2004

Compared to the 13 Weeks Ended June 28, 2003

Income From Operations—Overview. Income from operations was $6.4 million for the 13 weeks ended July 3, 2004, a decrease of $1.3 million or 16.2 percent, from $7.7 million for the 13 weeks ended June 28, 2003. This decrease was primarily attributable to a decrease in contribution from our franchising segment of $1.2 million which was primarily attributable to $1.3 million expended for brand investment initiatives previously discussed.  These brand investment initiatives included increased advertising and promotion of the TCBY brand and its products, including the introduction during the second quarter of 2004 of several flavors of “low carb” yogurt at most of our TCBY traditional franchised retail stores, and initial expenses relating to the repositioning of the TCBY concept consistent with our consumer and franchisee based strategic framework.

Segment Contribution.  The following table sets forth the contribution from each of our reporting segments. Franchising contribution is comprised of sales of new franchises and royalties from existing franchises less direct operating expenses. Gifts contribution is comprised of sales of our products through our catalog and Internet business less direct operating expenses. Licensing contribution is comprised of licensing fees received from third parties for the sale of products bearing our brand names less direct operating expenses.

	13 Weeks Ended
Reporting Segment	July 3, 2004 Contribution	June 28, 2003 Contribution	Percent Change
	(dollars in thousands)
Franchising	$8,883	$10,116	(12.2)%
Gifts	528	419	26.0%
Licensing	991	877	13.0%
Total Segment Contribution	$10,402	$11,412	(8.9)%

Franchising

Franchising Revenues.  Franchising revenues were $15.2 million for the 13 weeks ended July 3, 2004, an increase of $300,000 or 2.0 percent, from $14.9 million for the 13 weeks ended June 28, 2003. This increase was principally due to a $500,000 or 8.7 percent increase in revenues from our TCBY franchise system as a result of increased royalties.  This increase in our TCBY franchisee system revenues was partially offset by a $200,000 or 2.1 percent decrease in revenues from our bakery franchisee system as a result of lower initial franchise fees of $300,000 and lower product formulation revenues of $100,000 partially offset by an increase in revenues of $200,000 as a result of a 0.6 percent increase in year over year sales at our bakery franchisee system and sales from our Great American Cookie batter facility to franchisees.

Franchising Expenses.  Franchising expenses were $6.3 million for the 13 weeks ended July 3, 2004, an increase of $1.5 million or 31.9 percent, from $4.8 million for the 13 weeks ended June 29, 2003. This increase was principally due to increases in expenses for brand investment initiatives as previously discussed of $1.3 million, operating costs associated with our Great American Cookie batter facility of $300,000 and other marketing and advertising expenses of $200,000 partially offset by a reduction in franchise development and selling expenses of $300,000.

Franchising Contribution.  The decrease in franchising contribution of $1.2 million or 12.2 percent was principally due to costs incurred for brand investment initiatives of $1.3 million.

Gifts

Gifts Revenues.  Gifts revenues were $4.8 million for the 13 weeks ended July 3, 2004, an increase of $1.6 million or 48.7 percent, from $3.2 million for the 13 weeks ended June 28, 2003. Gifts revenues consist of sales through our catalog and e-tailing Web site. The increase in revenues in the 13 weeks ended July 3, 2004 was due to increases in corporate gift sales of $900,000 or 59.8 percent and catalog and Internet sales of $900,000 or 74.1 percent partially offset by a reduction in our sales to commercial airlines of $200,000.

Gifts Expenses.  Gifts expenses were $4.2 million for the 13 weeks ended July 3, 2004, an increase of $1.4 million or 52.1 percent, from $2.8 million for the 13 weeks ended June 28, 2003. This increase in expenses was due to increases in cost of sales of $900,000 associated with the increased sales volume and increased cost of product, advertising and marketing expenses of $400,000 due to increased circulation of catalogs, and labor and related expenses of $100,000 due to increased sales volume.

Gifts Contribution.  The increase in gifts contribution of $100,000 or 26.0 percent was primarily attributable to an increase in gifts sales of $1.6 million or 48.7 percent partially offset by an increase in gifts operating expenses of $1.4 million or 52.1 percent.

Licensing

Licensing Revenues.  Licensing revenues were $1.2 million for the 13 weeks ended July 3, 2004, a decrease of $100,000 or 10.1 percent, from $1.3 million for the 13 weeks ended June 28, 2003. This decrease was due to decreases in licensing royalties earned under our licensing agreement for the sale of TCBY frozen food specialty products through retail channels of $200,000 partially offset by an increase in licensing royalties from premium candies and other various Mrs. Fields branded products of $100,000.

Licensing Expenses.  Licensing expenses were $200,000 for the 13 weeks ended July 3, 2004, a decrease of $200,000 or 55.4 percent, from $400,000 for the 13 weeks ended June 28, 2003. This decrease was due to reduced licensing expenses incurred under our licensing agreement for TCBY frozen food specialty products.

Licensing Contribution.  The increase in licensing contribution of $100,000 or 13.0% was primarily due to the decrease in licensing expenses previously discussed, which was partially offset by the decrease in licensing revenues.

Other

General and Administrative Expense.  General and administrative expenses were $3.1 million for the 13 weeks ended July 3, 2004, an increase of $400,000 or 13.0 percent, from $2.7 million for the 13 weeks ended June 28, 2003.   This increase was primarily due to increases in salaries and wages of $100,000, health insurance costs of $100,000, property and casualty insurance of $100,000, occupancy costs of $100,000 and other administrative expenses of  $200,000 partially offset by a decrease in severance costs of $200,000 associated with certain terminations of our executive management team as previously discussed.

Depreciation and Amortization Expense. Total depreciation and amortization expense was $1.0 million for the 13 weeks ended July 3, 2004, an increase of $100,000 or 11.1 percent, from $900,000 for the 13 weeks ended June 28, 2003. Depreciation expense was $300,000 for the 13 weeks ended July 3, 2004, a decrease of $100,000 or 26.7 percent, from $400,000 for the 13 weeks ended June 28, 2003. This decrease was principally due to the write off of equipment relating to distribution of TCBY yogurt product in convenience stores in the third quarter of 2003. Amortization expense was $700,000 for the 13 weeks ended July 3, 2004, an increase of $200,000 or 42.5 percent from $500,000 for the 13 weeks ended June 28, 2003. This increase was due to the amortization associated with the TCBY trade names and recipes, which were previously considered to be indefinite, lived assets and are now amortized over a 15 year life.

Interest Expense, Net.  Interest expense, net was $5.5 million for the 13 weeks ended July 3, 2004, a decrease of $600,000 or 10.4 percent, from $6.1 million for the 13 weeks ended June 28, 2003. This decrease was primarily due to the refinancing of our debt in March 2004 resulting in lower effective interest rates on our outstanding debt for the 13 weeks ended July 3, 2004 compared to the effective interest rate on our outstanding debt for the 13 weeks ended June 28, 2003.

26 Weeks Ended July 3, 2004

Compared to the 26 Weeks Ended June 28, 2003

Income From Operations—Overview.  Income from operations was $13.9 million for the 26 weeks ended July 3, 2004, a decrease of $1.5 million or 9.7 percent, from $15.4 million for the 26 weeks ended June 28, 2003. This decrease was primarily attributable to decreases in contribution from our franchising segment of $1.1 million which was primarily attributable to $1.3 million of expenses incurred for brand investment initiatives previously discussed, our licensing segment of $100,000, and other revenues of $100,000, and increases in general and administrative expenses of $300,000, expenses incurred for the refinancing of our debt of $100,000 and depreciation and amortization expense of $300,000 offset by an increase in contribution from our gifting segment of $300,000 and a decrease in other operating expenses of $200,000.

Segment Contribution.  The following table sets forth the contribution from each of our reporting segments. Franchising contribution is comprised of sales of new franchises and royalties from existing franchises less direct operating expenses. Gifts contribution is comprised of sales of our products through our catalog and Internet business less direct operating expenses. Licensing contribution is comprised of licensing fees received from third parties for the sale of products bearing our brand names less direct operating expenses.

	26 Weeks Ended
Reporting Segment	July 3, 2004 Contribution	June 28, 2003 Contribution	Percent Change
	(dollars in thousands)

Franchising	$17,713	$18,862	(6.1)%
Gifts	1,402	1,151	21.8%
Licensing	2,119	2,250	(5.8)%
Total Segment Contribution	$21,234	$22,263	(4.6)%

Franchising

Franchising Revenues.  Franchising revenues were $28.2 million for the 26 weeks ended July 3, 2004, an increase of $400,000 or 1.7 percent, from $27.8 million for the 26 weeks ended June 28, 2003. This increase was principally due to an increase in revenues from our TCBY franchise system of $500,000 as a result of increased royalties of $400,000 and increased product formulation revenues on TCBY products sold through the TCBY franchisee system of $100,000.  Our bakery franchise system experienced an increase in royalties of $200,000 as a result of year over year sales increase of 2.2% and an increase in revenues from sales by our Great American Cookie batter facility to franchisees of $300,000.  These increases in revenues were partially offset by a decrease in initial franchisees fees recognized upon new store openings of $400,000 and lower royalties as a result of fewer franchised locations of $200,000.

Franchising Expenses.  Franchising expenses were $10.5 million for the 26 weeks ended July 3, 2004, an increase of $1.6 million or 18.1 percent, from $8.9 million for the 26 weeks ended June 28, 2003. This increase was principally due to increases to expenses for brand investment initiatives of $1.3 million, operating costs associated with our Great American Cookie batter facility of $500,000, other marketing and advertising expenses of $100,000 and product development of $100,000 partially offset by a reduction in franchise development and selling expenses of $400,000.

Franchising Contribution.  The decrease in franchising contribution of $1.1 million or 6.1 percent was principally due to increases in expenses incurred for brand investment initiatives of $1.3 million, operating expenses associated with our Great American Cookie batter facility of $500,000, product development and marketing expenses of $200,000 offset by increased royalty revenues associated to our TCBY franchisee system of $500,000 and reduced franchise development and selling expenses of $400,000.

Gifts

Gifts Revenues.  Gifts revenues were $9.3 million for the 26 weeks ended July 3, 2004, an increase of $3.3 million or 54.7 percent, from $6.0 million for the 26 weeks ended June 28, 2003. Gifts revenues consist of sales through our catalog and e-tailing Web site. The increase in revenues in the 26 weeks ended July 3, 2004 was due to increases in corporate gift sales of $2.1 million or 74.1 percent and catalog and Internet sales of $1.3 million or 50.7 percent partially offset by a reduction in our sales to commercial airlines of $100,000.

Gifts Expenses.  Gifts expenses were $7.9 million for the 26 weeks ended July 3, 2004, an increase of $3.0 million or 62.5 percent, from $4.9 million for the 26 weeks ended June 28, 2003. This increase in expenses was due to increases in cost of sales of $1.8 million associated with the increased sales volume and increased cost of product, advertising and marketing expenses of $900,000 due to increased circulation of catalogs, labor and related expenses of $200,000 due to increased sales volume and other operating expenses of $100,000.

Gifts Contribution.  The increase in gifts contribution of $300,000 or 21.8 percent was primarily attributable to an increase in gifts sales of $3.3 million or 54.7 percent partially offset by an increase in gifts operating expenses of $3.0 million or 62.5 percent.

Licensing

Licensing Revenues.  Licensing revenues were $2.4 million for the 26 weeks ended July 3, 2004, a decrease of $500,000 or 16.8 percent, from $2.9 million for the 26 weeks ended June 28, 2003. This decrease was due to decreases in licensing royalties earned under our licensing agreement for the sale of TCBY frozen food specialty products through retail channels of $400,000 and in licensing royalties for Mrs. Fields branded cookies distributed through retail channels by a national manufacturer of cookies of $300,000 offset by an increase in licensing royalties from premium candies and other various Mrs. Fields branded products of $200,000.

Licensing Expenses.  Licensing expenses were $300,000 for the 26 weeks ended July 3, 2004, a decrease of $400,000 or 52.6 percent, from $700,000 for the 26 weeks ended June 28, 2003. This decrease was due to reduced licensing expenses incurred under our licensing agreement for TCBY frozen food specialty products.

Licensing Contribution.  The decrease in licensing contribution of $100,000 or 5.8% was primarily due to net decreases in royalties earned under our licensing agreements as previously discussed, which were partially offset by the decrease in licensing expenses.

Other

General and Administrative Expense.  General and administrative expenses were $5.4 million for the 26 weeks ended July 3, 2004, an increase of $300,000 or 6.2 percent, from $5.1 million for the 26 weeks ended June 28, 2003.   This increase was primarily due to increases in salaries and wages of $300,000, health insurance costs of $100,000, and property and casualty insurance of $100,000 offset by a decrease in severance costs of $200,000 associated with certain terminations of our executive management team as previously discussed.

Costs Associated with Debt Refinancing.  During the 26 weeks ended July 3, 2004, we incurred $12.0 million of costs that were directly related to our debt refinancing which was completed March 16, 2004. Generally, these costs would be deferred and amortized into interest expense over the term of the borrowings. However, approximately $4.9 million of these costs related to the exchange of $80.7 million of the existing senior notes for $80.7 million of the newly issued 9 percent Senior Secured Notes. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” these costs were expensed net of the gain recognized on retirement of the senior notes of $4.8 million.

Depreciation and Amortization Expense.  Total depreciation and amortization expense was $2.1 million for the 26 weeks ended July 3, 2004, an increase of $300,000 or 16.6 percent, from $1.8 million for the 26 weeks ended June 28, 2003. Depreciation expense was $600,000 for the 26 weeks ended July 3, 2004, a decrease of $300,000 or 29.0 percent, from $900,000 for the 26 weeks ended June 28, 2003. This decrease was principally due to the write off of equipment relating to distribution of TCBY yogurt product in convenience stores in the third quarter of 2003. Amortization expense was $1.4 million for the 26 weeks ended July 3, 2004, an increase of $500,000 or 61.1 percent from $900,000 for the 26 weeks ended June 28, 2003. This increase was due to the amortization associated with the TCBY trade names and recipes, which were previously considered to be indefinite, lived assets and are now amortized over a 15 year life.

Interest Expense, Net.  Interest expense, net was $14.4 million for the 26 weeks ended July 3, 2004, an increase of $2.2 million or 17.6 percent, from $12.2 million for the 26 weeks ended June 28, 2003. This increase was primarily due to the write-off of deferred loan costs of $2.8 million associated with our previous debt. These deferred loan costs were written off due to the completion of our debt refinancing on March 16, 2004.  This increase was partially offset by lower interest expense incurred as a result of the refinancing of our debt in March 2004 resulting in lower effective interest rates on our outstanding debt for the 13 weeks ended July 3, 2004 compared to the effective interest rate on our outstanding debt for the 13 weeks ended June 28, 2003.

Other Income.  Other income was $1.1 million for the 26 weeks ended July 3, 2004. Other income represents gain on the sale of certain equity warrants of Nonni’s Food Company, a predecessor-in-interest to Shadewell Grove Foods, Inc., a manufacturer and distributor of Mrs. Fields branded soft baked cookies under certain license agreements with us and our affiliates.

Consolidated Financial Condition

Total assets at July 3, 2004 were $179.1 million, an increase of $16.5 million or 10.1 percent, from $162.6 million at January 3, 2004. This increase was primarily attributable to increases in cash and cash equivalents of $15.5 million, net deferred loan costs of $4.1 million, amounts due from affiliates of $200,000 and inventories of $100,000 offset by decreases in accounts receivable of $2.1 million and net trademarks and other intangible assets of $1.3 million.

Total liabilities at July 3, 2004 were $224.8 million, an increase of $6.4 million or 2.9 percent, from $218.4 million at January 3, 2004. This increase was primarily due to an increase in long-term debt of $10.0 million, accrued liabilities of $4.6 million and capital lease obligations of $500,000 offset by decreases in accounts payable of $4.9 million, deferred tax liability of $1.7 million, amounts due to affiliates of $1.2 million, deferred revenue of $600,000 and liabilities of discontinued operations of $300,000.

Consolidated Cash Flows

Net cash flows provided by operating activities were $3.5 million for the 26 weeks ended July 3, 2004, a decrease of $2.4 million, from net cash flows provided by operating activities of $5.9 million for the 26 weeks ended June 28, 2003.  This decrease was principally due to decreased contribution by our operating segments of $1.0 million primarily as a result of brand investment expenses previously discussed, increased general and administrative expenses of $300,000 and cash used from changes in working capital.

Net cash flows provided by investing activities were $1.0 million for the 26 weeks ended July 3, 2004, an increase of $1.2 million, from cash used in investing activities of $200,000 for the 26 weeks ended June 28, 2003.  This increase was attributable to proceeds from the sale of equity warrants in Nonni’s Food Company of $1.1 million during the 26 weeks ended July 3, 2004.

Net cash flows provided by financing activities were $11.0 million for the 26 weeks ended July 3, 2004, an increase of $17.5 million from cash used in financing activities of $6.5 million for the 26 weeks ended June 28, 2003.  This increase was principally due to the completion of our debt refinancing on March 16, 2004 which resulted in $115.0 million in proceeds from the issuance of our senior secured notes, a capital contribution by our parent of $17.5 million and a decrease in other activity with parent of $1.5 million partially offset by increases in payments to retire our previous debt of $105.6 million and payment of debt issuance costs of $10.9 million.

Liquidity and Capital Resources

During 2004, we expect that our principal uses of cash will be for working capital, capital expenditures of approximately $1.4 million, debt service requirements and other general corporate purposes. We expect that our principal sources of cash will be provided by operating activities and the cash reserve retained from the net proceeds of the offering of the original notes.  At July 3, 2004, we had $16.8 million of cash on hand.

Our working capital at July 3, 2004 was $4.5 million, an improvement of $15.3 million, from a working capital deficit of $10.8 million at January 3, 2004.  This improvement was the result of cash and working capital generated through our operating activities, cash generated from our debt refinancing and capital contribution by our parent.

We are highly leveraged. At July 3, 2004, we had $195.7 million of long-term debt due in 2011. Due to borrowing restrictions under the indenture governing the notes, our ability to obtain additional debt financing is significantly limited. We believe that our sources of cash will be adequate to meet our cash requirements anticipated for the next 12 months.

Inflation

The impact of inflation on our business has not been significant in recent years.  Some of our employees are paid hourly wages at the Federal minimum wage level.  Minimum wage increases will negatively impact our payroll costs in the short term, but management believes such impact can be offset in the long term through lower staffing of operations and, if necessary, through product price increases.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our consolidated financial statements. Management has reviewed with our Audit Committee the accounting policies that it uses to prepare our consolidated financial statements and believes that the following policies are the most important to the portrayal of our financial condition and the results of our operations while requiring the use of judgments and estimates about the effects of matters that are inherently uncertain.

Impairment of Goodwill.  Goodwill is not amortized, but is subject to an annual assessment for impairment, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The two-step approach to assess our goodwill impairment requires that we first compare the estimated fair value of each reporting segment with goodwill to the carrying amount of the segment’s assets and liabilities, including its goodwill. If the fair value of the reporting segment is below its carrying amount, then the second step of the impairment test is performed, in which the current fair value of the segment’s assets and liabilities will determine the current implied fair value of the segment’s goodwill.

On an annual basis, we complete an evaluation of goodwill associated with our various reporting segments. To the extent that the fair value associated with goodwill is determined to be less than the recorded value, we write down the value of the related goodwill. The estimated fair value of goodwill is affected by, among other things, our business plan for the future, estimated results of future operations and the comparable companies that are used to estimate the fair value of our goodwill. Changes in the business plan or operating results that are different than the projections used to develop the valuation of goodwill have an impact on the valuation of the goodwill.

In conducting our impairment analyses, we perform analyses and tests of our goodwill with respect to our reporting segments. The test methods employed involve assumptions concerning useful lives of intangible assets, interest and discount rates, projections and other assumptions of future business conditions. The assumptions employed are based on management’s judgment using internal and external data.

Impairment of Long-lived and Certain Identifiable Intangible Assets.  We review our long-lived assets for impairment when circumstances indicate that the book value of an asset may not be fully recovered by the undiscounted net cash flow generated over the remaining life of the related asset or group of assets. If the cash flows generated by the asset are not sufficient to recover the remaining book value of the asset, we are required to write down the value of the asset to its estimated fair value. In evaluating whether the asset will generate sufficient cash flow to recover its book value, we estimate the amount of cash flow that will be generated by the asset and the remaining life of the asset. In making our estimate, we consider the performance trends related to the asset, the likelihood that the trends will continue or change, both at the asset level as well as at the national economic level, and the length of time that we expect to retain the asset.

Allowance for Doubtful Accounts.  We sell products to and receive royalties from our franchisees and sell products to other customers. Sometimes these franchisees and customers are unable or unwilling to pay for the products that they receive or royalties that they owe. Factors that affect our ability to collect amounts that are due to us include the financial strength of a franchisee or customer and its operations, the economic strength of the mall where the franchisee is located and the overall strength of the retail economy. We are required to establish an estimated allowance for the amounts included in accounts receivable that we will not be able to collect in the future. To establish this allowance, we evaluate the customer’s or franchisee’s financial strength, payment history, reported sales and the availability of collateral to offset potential losses. If the assumptions that are used to determine the allowance for doubtful accounts change, we may have to provide for a greater level of expense in future periods or to reverse amounts provided in prior periods.

Revenue Recognition.  We recognize revenues from our initial franchising fees and licensing and other fees when all material services or conditions relating to the revenues have been substantially performed or satisfied, which is generally upon the opening of a store. We recognize franchise and license royalties, which are based on a percentage of gross sales, as earned, which is generally upon sale of product by our franchisee or licensee. Minimum royalty payments under our licensing agreements are deferred and recognized on a straight-line basis over the term of the agreement. We recognize revenues from the sale of cookie dough that we produce and sell to franchisees at the time of shipment and classify them as franchising revenues. We recognize revenues from gift sales at the time of shipment. We receive product formulation fees and allowances from suppliers based on product sales to franchisees. We recognize these fees and allowances upon shipment of product to our distributors or franchisees.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). In December 2003, the FASB issued FIN No. 46 (Revised 2003) (“FIN 46R”) to address certain FIN 46 implementation issues, including the delay of the effective date for certain types of Variable Interest Entities (“VIE”). This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for companies that have interests in entities that are defined as a VIE under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the expected losses of the VIE or receives a majority of the expected gains of the VIE, it shall consolidate the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before December 31, 2003, FIN 46R is effective as of the beginning of fiscal 2005 while it is effective immediately for all VIEs created after December 31, 2003. We completed adoption of FIN 46R during the first quarter of fiscal 2004. The adoption of FIN 46R had no effect on our consolidated financial statements.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no significant changes in market risks since the end of the Company’s fiscal year ended January 3, 2004. For more information, please read the combined financial statements and notes thereto included in our Registration Statement on Form S-4 (File No. 333-115046), as amended.

ITEM 4.                             CONTROLS AND PROCEDURES

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report.  Based on that evaluation, these officers have concluded that as of July 3, 2004, our disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.  There were no significant changes with respect to our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting during the quarter ended July 3, 2004.

PART II - OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

We and our products are subject to regulation by numerous governmental authorities, including without limitation, federal, state and local laws and regulations governing health, sanitation, environmental protection, safety and hiring and employment practices.

In the ordinary course of business, we are involved in routine litigation, including franchise disputes and trademark disputes. We are not a party to any legal proceedings (including the matter described below) which, in the opinion of management, after consultation with legal counsel, is material to our business, financial condition or operations.

As discussed in our Registration Statement on Form S-4 (File No. 333-115046), as amended, our indirect subsidiary, TCBY of Ireland, Inc., was the defendant in a recently concluded case captioned Advanced Food Concepts, Ltd. et al. v. William P. Creasman, et al., Case No. 401-CV-00-117JMM, filed in the U.S. District Court for the Eastern District of Arkansas (the “Court”). This complaint was filed in 2001 by two former franchisees against TCBY of Ireland and other corporate and individual defendants, but all defendants have been dismissed with the exception of TCBY of Ireland, Inc., the franchisor party under a Transnational Master License Agreement entered into with certain of the plaintiffs and others. The plaintiffs sought damages in excess of $70 million in connection with TCBY of Ireland’s performance under and termination of the Transnational Master License Agreement. On August 4, 2004, the Court granted TCBY of Ireland’s Motion for Summary Judgment on all remaining counts of the complaint. The plaintiffs may still file motions for reconsideration and/or appeal the Court’s ruling. The Company does not have insurance coverage for this lawsuit because the claims arose prior to our acquisition of TCBY; however, TCBY has reserved anticipated defense costs.  Notwithstanding the excessive claim for damages, the lack of insurance coverage and the risk that TCBY of Ireland’s parent entities might ultimately bear or share in the cost of any significant judgment obtained against it, after consultation with legal counsel, and in light of the favorable summary judgment ruling, management believes it is unlikely that plaintiffs will obtain any judgment against TCBY of Ireland that would be material to our business, financial condition or operations.

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)          Reports Filed On Form 8-K

We filed a Form 8-K on July 27, 2004, attaching a press release announcing that we have commenced an offer to exchange an aggregate principal amount of up to $115.0 million of our 11 1/2% Senior Secured Notes due 2011, which have been registered under the Securities Act of 1933, as amended, for a like principal amount of our issued and outstanding 11 1/2% Senior Secured Notes due 2011 from the registered holders thereof, and an aggregate principal amount of up to $80.7 million of our 9% Senior Secured Notes due 2011, which have been registered under the Securities Act of 1933, as amended, for a like principal amount of our issued and outstanding 9% Senior Secured Notes due 2011 from the registered holders thereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MRS. FIELDS FAMOUS BRANDS, LLC

/s/ Stephen Russo	August 17, 2004
Stephen Russo, President and Chief Executive Officer

Date

/s/ Sandra M. Buffa	August 17, 2004
Sandra M. Buffa, Executive Vice President and Chief Financial Officer (Chief Financial and Principal Accounting Officer)	Date