Form 10-Q
period 2004-10-02
MRS FIELDS FAMOUS BRANDS LLC
filed 2004-11-16
CIK 1288407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☒  No  ☐

On November 16, 2004, 100 common interests of registrant were outstanding, all of which are held by an affiliate.  There is no established trading market for registrant’s common interests.

MRS. FIELDS FAMOUS BRANDS, LLC AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MRS. FIELDS FAMOUS BRANDS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	October 2, 2004	January 3, 2004
ASSETS:
Cash and cash equivalents	$13,473	$1,300
Receivables, net of allowance for doubtful accounts of $1,243 and $1,948, respectively	6,611	9,070
Amounts due from affiliates	23	—
Inventories	2,724	1,962
Prepaid expenses and other	1,599	1,122
Deferred tax asset	1,391	1,535

Total current assets	25,821	14,989
Property and equipment, net	3,515	3,174
Goodwill, net	113,456	113,456
Trademarks and other intangible assets, net	24,101	26,149
Deferred loan costs, net of accumulated amortization of $8,727 and $20,470	8,160	4,222
Other assets	599	612

	$175,652	$162,602

LIABILITIES AND MEMBER’S DEFICIT:
Accounts payable	$3,566	$6,789
Accrued liabilities	10,808	13,210
Current liabilities of discontinued operations	68	405
Amounts due to affiliates	2,646	3,135
Current portion of capital lease obligations	39	—
Current portion of deferred revenues	2,013	2,289

Total current liabilities	19,140	25,828
Long-term debt	195,747	185,762
Capital lease obligations, net of current portion	445	—
Deferred revenues, net of current portion	1,045	2,019
Deferred tax liability	3,667	4,814

Total liabilities	220,044	218,423

Member’s deficit	(44,277)	(55,601)
Deferred stock compensation	—	(75)
Accumulated other comprehensive loss	(115)	(145)

Total member’s deficit	(44,392)	(55,821)

COMMITMENTS AND CONTINGENCIES
	$175,652	$162,602

See accompanying notes to condensed consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	13 Weeks Ended
	October 2, 2004	September 27, 2003

REVENUES:
Franchising	$14,117	$15,396
Gifts	3,545	2,605
Licensing	1,353	1,348
Other	79	78

Total revenues	19,094	19,427

OPERATING COSTS AND EXPENSES:
Franchising	4,977	4,549
Gifts	2,881	1,912
Licensing	88	274
General and administrative	2,179	2,633
Stock compensation expense	49	32
Depreciation	288	856
Amortization	708	455
Other operating expenses (income), net	26	(25)

Total operating costs and expenses	11,196	10,686
Income from operations	7,898	8,741
Interest expense, net	(5,182)	(6,239)

Income from continuing operations before provision for income taxes	2,716	2,502
Provision for income taxes	1,346	873

Income from continuing operations	1,370	1,629
Income from discontinued operations (net of income taxes of $13 and $23, respectively)	26	237

Net income	$1,396	$1,866

COMPREHENSIVE INCOME:
Net income	$1,396	$1,866
Foreign currency translation adjustment	13	(2)

Comprehensive income	$1,409	$1,864

See accompanying notes to condensed consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	39 Weeks Ended
	October 2, 2004	September 27, 2003

REVENUES:
Franchising	$42,350	$43,168
Gifts	12,843	8,615
Licensing	3,801	4,292
Other	220	318

Total revenues	59,214	56,393

OPERATING COSTS AND EXPENSES:
Franchising	15,497	13,459
Gifts	10,777	6,771
Licensing	417	968
General and administrative	7,544	7,683
Stock compensation expense	75	94
Costs associated with debt refinancing	87	—
Depreciation	928	1,758
Amortization	2,124	1,334
Other operating expenses, net	4	225

Total operating costs and expenses	37,453	32,292
Income from operations	21,761	24,101
Interest expense, net	(19,569)	(18,475)
Other income	1,054	—

Income from continuing operations before provision for income taxes	3,246	5,626
Provision for income taxes	1,576	2,162

Income from continuing operations	1,670	3,464
Income from discontinued operations (net of income taxes of $52 and $42, respectively)	84	268

Net income	$1,754	$3,732

COMPREHENSIVE INCOME:
Net income	$1,754	$3,732
Foreign currency translation adjustment	30	(1)

Comprehensive income	$1,784	$3,731

See accompanying notes to condensed consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	39 Weeks Ended
	October 2, 2004	September 27, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$1,670	$3,464
Gain on sale of equity warrants	(1,054)	—
Depreciation and amortization	3,052	3,092
Amortization of deferred loan costs	3,447	3,418
Stock compensation expense	75	94
Amortization of discount on notes	1,245	439
Non-cash debt increases associated with PIK interest	—	280
Deferred income taxes	(1,003)	(791)
Changes in assets and liabilities:
Receivables, net	2,459	2,252
Amounts due to/from affiliates	(512)	(4,031)
Inventories	(762)	(703)
Prepaid expenses and other	(477)	(186)
Other assets	(63)	(107)
Accounts payable	(3,223)	(2,821)
Accrued liabilities	(2,386)	7,526
Deferred revenues	(1,250)	(775)
Net cash provided by continuing operating activities	1,218	11,151
Net cash (used in) provided by discontinued operating activities	(253)	442
Net cash provided by operating activities	965	11,593

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity warrants	1,054	—
Purchase of property and equipment	(595)	(240)
Net cash provided by (used in) investing activities	459	(240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under line of credit	(3,452)	6,107
Principal payments on long-term debt	(98,014)	(5,050)
Payment of debt financing costs	(12,179)	(1,424)
Proceeds from issuance of Senior Notes	115,000	—
Principal payments on capital lease	(32)	—
Contribution by parent	17,500	—
Repurchase of stock options in parent	(108)	—
Distribution to parent under tax sharing agreement and merger costs	—	(76)
Other activity with parent	(7,996)	(12,328)
Net cash provided by (used in) financing activities	10,719	(12,771)
Effect of foreign exchange rate changes on cash	30	(1)
Net increase (decrease) in cash and cash equivalents	12,173	(1,419)
Cash and cash equivalents at beginning of period	1,300	2,900
Cash and cash equivalents at end of period	$13,473	$1,481

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$16,498	$10,019
Cash paid for income taxes	50	245
Cash paid to parent for income taxes	1,450	6,050
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions payable to parent under tax sharing agreement	$—	$1,866
Assets acquired under capital lease	500	—

See accompanying notes to condensed consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Mrs. Fields Famous Brands, LLC and subsidiaries (“Mrs. Fields” or the “Company”) in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete presentation of the financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Mrs. Fields as of October 2, 2004 and January 3, 2004, and the results of their operations and their cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the combined financial statements and notes thereto for the fiscal year ended January 3, 2004 contained in Mrs. Fields’ Registration Statement on Form S-4 (File No. 333-115046), as amended, filed with the Securities and Exchange Commission on April 30, 2004.

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

The results of operations for the 13 weeks and 39 weeks ended October 2, 2004 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending January 1, 2005.  Income per common interest information is not presented as Mrs. Fields is wholly-owned by MFOC and, therefore, its common interests are not publicly traded.

2.     DEBT REFINANCING

On March 16, 2004, the Company issued $80.7 million of 9 percent senior secured notes (the “9 percent Senior Secured Notes”) in exchange for $80.7 million of 10 1/8 percent Senior Notes and issued $115.0 million of 11 1/2 percent senior secured notes (the “11 1/2 percent Senior Secured Notes” together with the 9 percent Senior Secured Notes, the “Senior Secured Notes”). The proceeds from the 11 1/2 percent Senior Secured Notes were used to retire the Company’s remaining long-term debt.

On August 23, 2004, the Company completed an offer to exchange an aggregate principal amount of up to $80,747,000 of its 9 percent Senior Secured Notes which have been registered under the Securities Act of 1933, as amended, for a like principal amount of its issued and outstanding 9 percent Senior Secured Notes from the registered holders thereof, and an aggregate principal amount of up to $115,000,000 of is 11 1/2 percent Senior Secured Notes which have been registered under the Securities Act of 1933, as amended, for a like principal amount of its issued and outstanding 11 1/2 percent Senior Secured Notes from the registered holders thereof. All of the original Senior Secured Notes were tendered and exchanged as a result of this offer.

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

The Senior Secured Notes are redeemable at the option of the Company anytime on or after March 15, 2008. Prior to March 15, 2007, the Company may redeem up to 35 percent of the aggregate principal amount of the notes with the net proceeds of certain equity offerings, provided at least 65 percent of the aggregate principal amount of the Senior Secured Notes originally issued remain outstanding. The Senior Secured Notes require the Company to repurchase a portion of the notes at 100 percent of the principal amount, plus accrued and unpaid interest thereon to the date of purchase, with 50 percent of the Company’s “excess cash flow”, as defined in the indenture agreement entered into by the Company in respect of the Senior Secured Notes (the “Indenture”), when the ratio of the Company’s Net Indebtedness to Consolidated EBITDA is above 3.75 to 1.0. In the event of a change in control, as defined in the Indenture, the holders of the Senior Secured Notes will have the right to put the notes to the Company at 101 percent of their principal amount, plus accrued and unpaid interest.

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

3.     PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization.  Equipment, fixtures and leasehold improvements are depreciated or amortized over three to seven years or the lease term, using the straight-line method.  Property and equipment at October 2, 2004 and January 3, 2004 were comprised of the following (in thousands):

	October 2, 2004	January 3, 2004

Leasehold improvements	$3,814	$3,204
Equipment and fixtures	9,639	9,695
Land	240	240
	13,693	13,139

Less accumulated depreciation and amortization	(10,178)	(9,965)
Net property and equipment	$3,515	$3,174

Property and equipment included gross assets acquired under a capital lease and related accumulated depreciation and amortization of $500,000 and $40,000, respectively, at October 2, 2004.  There were no assets acquired under a capital lease as of January 3, 2004.

4.     ACCRUED LIABILITIES

Accrued liabilities were comprised of the following at October 2, 2004 and January 3, 2004 (in thousands):

	October 2, 2004	January 3, 2004

Accrued liabilities	$5,845	$7,628
Accrued compensation and benefits	4,052	3,555
Accrued interest payable	911	2,027
	$10,808	$13,210

On June 24, 2004, the Company announced a reorganization of its executive management team effective June 28, 2004.  As a result of this reorganization, the Company terminated the employment of two Senior Vice Presidents effective June 28, 2004 and accrued approximately $600,000 related to severance expenses.  As of October 2, 2004, severance payments of $457,000 were due to the two Senior Vice Presidents and included in accrued compensation and benefits.

On May 7, 2003, the Board of Directors of MFC accepted the resignation of Larry A. Hodges as its President, Chief Executive Officer and Director of MFC and its subsidiaries, which resignation was effective on May 14, 2003. Pursuant to the terms of a separation agreement, dated August 6, 2003, and a Severance Assumption Agreement dated March 16, 2004, among MFC, MFOC, the Company and Mr. Hodges (the “Separation Agreements”), Mr. Hodges is receiving 28 months of salary as severance, which is being paid semi-monthly through the end of 2004, and the balance will be paid in a lump sum in January 2005. This severance obligation was assumed by the Company concurrently with the completion of the reorganization and refinancing (see Notes 1 and 2). As of October 2, 2004, severance payments of $412,000 were due to Mr. Hodges and included in accrued compensation and benefits.

Under the terms of a stockholders’ agreement among MFC and its stockholders, there are put and call rights with respect to the common shares of MFC, including common shares received upon exercise of options. Pursuant to the Separation Agreements, Mr. Hodges and MFC agreed that all of the shares of MFC’s common stock held by Mr. Hodges, would be purchased by MFC for an aggregate purchase price of $449,479. The purchase price is payable in five installments of $74,913 and a sixth installment of $74,914 (in each case, without interest). The installments are payable every 30 days, beginning on April 15, 2004, which was 30 days following the closing date of the reorganization and refinancing (see Notes 1 and 2). This payment obligation to Mr. Hodges was assumed by the Company concurrently with the completion of the reorganization and refinancing (see Notes 1 and 2). As of October 2, 2004, this obligation payable to Mr. Hodges for the purchase of the shares of MFC’s common stock was paid in full.

5.     RELATED PARTY TRANSACTIONS

Amounts due to/from affiliates were comprised of the following at October 2, 2004 and January 3, 2004 (in thousands):

	October 2, 2004	January 3, 2004

Amounts due from affiliates:
MFC	$23	$—
Amounts due to affiliates:
Mrs. Fields’ Holding	$273	$273
MFOC	146	—
TCBY Enterprises	—	550
MFC – tax sharing	2,227	2,312
	$2,646	$3,135

6.     REPORTABLE SEGMENTS

Operating segments are components of the Company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. This information is reported on the basis that it is used internally for evaluating segment performance. Mrs. Fields has three reportable operating segments: franchising, gifts and licensing. The franchising segment consists of revenues received either directly or indirectly from cookie, yogurt and pretzel stores, which are owned and operated by third parties. These revenues include initial franchise or license fees, royalties based on a percentage of a franchisee’s gross sales, sales of cookie dough that the Company produces, and certain product formulation fees and supplier allowances which are based upon sales to franchisees. The gifts segment includes sales generated from the Company’s mail order gift catalog and web site. The licensing segment consists of other licensing activity from third parties for the sale of products bearing the Company’s brand names. Sales and transfers between segments are eliminated in consolidation.

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

Segment revenue and contribution margin are presented in the following table (in thousands):

	Franchising	Gifts	Licensing	Total
13 weeks ended October 2, 2004
Revenue	$14,117	$3,545	$1,353	$19,015
Contribution margin	9,140	664	1,265	11,069

13 weeks ended September 27, 2003
Revenue	$15,396	$2,605	$1,348	$19,349
Contribution margin	10,847	693	1,074	12,614

39 weeks ended October 2, 2004
Revenue	$42,350	$12,843	$3,801	$58,994
Contribution margin	26,853	2,066	3,384	32,303

39 weeks ended September 27, 2003
Revenue	$43,168	$8,615	$4,292	$56,075
Contribution margin	29,709	1,844	3,324	34,877

The reconciliation of contribution margin to net income is as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Contribution margin	$11,069	$12,614	$32,303	$34,877
Other operating revenues	79	78	220	318
General and administrative expenses	(2,179)	(2,633)	(7,544)	(7,683)
Stock compensation expense	(49)	(32)	(75)	(94)
Costs associated with debt refinancing	—	—	(87)	—
Other operating income (expense), net	(26)	25	(4)	(225)
Interest expense, net	(5,182)	(6,239)	(19,569)	(18,475)
Other income	—	—	1,054	—
Depreciation and amortization	(996)	(1,311)	(3,052)	(3,092)
Provision for income taxes	(1,346)	(873)	(1,576)	(2,162)
Income from current operations	1,370	1,629	1,670	3,464
Income from discontinued operations(net of income taxes of $13, $23, $52 and$42, respectively)	26	237	84	268
Net income	$1,396	$1,866	$1,754	$3,732

The fixed assets and inventory of the Company primarily relate to the Company’s Great American Cookie batter facility and the gifts business segment and related activities. Assets relating to franchising and licensing activity are primarily amounts due from franchisees and licensees and goodwill relating to franchising concepts.

The Company has one customer that accounted for $825,000 and $3.0 million, or 23.2 percent and 23.3 percent of the revenue of the gifts segment for the 13 weeks and 39 weeks ended October 2, 2004, respectively, and $880,000 and $1.8 million or 33.7 percent and 20.9 percent of the revenue of the gifts segment for the 13 weeks and 39 weeks ended September 27, 2003, respectively. The Company has one licensee that accounted for $854,000 and $2.3 million, or 63.1 percent and 61.5 percent of the revenue of the licensing segment for the 13 weeks and 39 weeks ended October 2, 2004, respectively, and $821,000 and $2.6 million, or 60.9 percent and 61.4 percent of the revenue of the licensing segment for the 13 weeks and 39 weeks ended September 27, 2003, respectively. There were no other customers or licensees that accounted for more than 10.0 percent of Mrs. Fields’ total revenue or any individual segment’s revenue.

7.     COMMITMENTS AND CONTINGENCIES

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

As discussed in the Company’s Registration Statement on Form S-4 (File No. 333-115046), as amended, the Company’s indirect subsidiary, TCBY of Ireland, Inc., was the defendant in a recently concluded case captioned Advanced Food Concepts, Ltd. et al. v. William P. Creasman, et al., Case No. 401-CV-00-117JMM, filed in the U.S. District Court for the Eastern District of Arkansas (the “Court”). This complaint was filed in 2001 by two former franchisees against TCBY of Ireland and other corporate and individual defendants, but all defendants have been dismissed with the exception of TCBY of Ireland, Inc., the franchisor party under a Transnational Master License Agreement entered into with certain of the plaintiffs and others. The plaintiffs sought damages in excess of $70 million in connection with TCBY of Ireland’s performance under and termination of the Transnational Master License Agreement. On August 4, 2004, the Court granted TCBY of Ireland’s Motion for Summary Judgment on all remaining counts of the complaint. Plaintiffs have filed a motion for reconsideration, and TCBY of Ireland has responded to it. If plaintiffs’ motion is denied, they may still appeal the court’s ruling. The Company does not have insurance coverage for this lawsuit because the claims arose prior to the Company’s acquisition of TCBY.  Notwithstanding the excessive claim for damages, the lack of insurance coverage and the risk that TCBY of Ireland’s parent entities might ultimately bear or share in the cost of any significant judgment obtained against it, after consultation with legal counsel, and in light of the favorable summary judgment ruling, management believes it is unlikely that plaintiffs will obtain any judgment against TCBY of Ireland that would be material to our business, financial condition or operations.

8.     DISCONTINUED OPERATIONS

TCBY transitioned its equipment sales segment (“Riverport”) to a third party equipment and smallwares distributor during the quarter ended March 29, 2003. The distributor purchased certain of Riverport’s inventory at cost, subject to certain slow moving inventory purchase price adjustments. All slow moving inventory purchase price adjustments have been recorded in the accompanying unaudited condensed consolidated financial statements. The segment’s assets that were subject to depreciation and amortization were being periodically expensed over the remaining estimated useful life. The results of operations and financial position of Riverport are classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

9.     EMPLOYEE STOCK OPTION PLAN

Effective as of September 30, 2004, MFC terminated its Employee Stock Option Plan pursuant to the provisions of the plan.  No further options will be granted under the plan.  Valid and outstanding options granted to plan participants prior to termination were unaffected by the termination.  Concurrent with the termination, the Company paid $108,000 for the repurchase of certain stock options from the plan participants.

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

Overview

We are one of the largest franchisors in the premium snack-food industry, featuring Mrs. Fields, Great American Cookie Company, TCBY, Pretzel Time and Pretzelmaker as our core brands. Through our franchisees’ retail stores, we are the largest retailer of freshly baked on-premises specialty cookies and brownies in the United States; the largest retailer of soft serve frozen yogurt in the United States; and the second largest retailer of baked on-premises pretzels in the United States. In addition, we operate a profitable gifts business and have entered into key licensing arrangements that leverage awareness of our core brands among our retail customer base. We operate through a network of 2,816 retail concept locations, which are located throughout the United States and in approximately 40 foreign countries.

Our business is divided into three primary business segments for financial reporting purposes: franchising, gifts and licensing representing 71.5 percent, 21.7 percent and 6.4 percent of total revenues, respectively, for the 39 weeks ended October 2, 2004.

As of October 2, 2004, our store portfolio consisted of 2,268 domestic franchised locations, 325 international franchised locations and 223 licensed locations. By brand, our franchisees’ and licensees’ concept locations are distributed as follows:

	Domestic Franchised	International Franchised	Licensed Locations	Total

Mrs. Fields	393	77	59	529
Great American	279	1	1	281
Original Cookie	—	—	9	9
Cookie Subtotal	672	78	69	819
Pretzel Time	213	4	6	223
Pretzelmaker	163	38	3	204
Hot Sam	—	—	13	13
Pretzel Subtotal	376	42	22	440
Bakery Brands Subtotal	1,048	120	91	1,259
TCBY—Traditional Stores	503	205	—	708
TCBY—Non-traditional Stores	717	—	132	849
Dairy Brands Subtotal	1,220	205	132	1,557
Totals	2,268	325	223	2,816

The above table counts each concept location individually. For example, if a physical location had a Mrs. Fields store and a Pretzel Time store together, this would be counted as two concept locations in the table above. If actual physical stores were counted, rather than concept locations, total store counts would be reduced by 301 locations to 2,515.

Mrs. Fields Original Cookies, Inc. (“MFOC”), our parent company, and certain of its subsidiaries own approximately 175 franchised and licensed retail concept locations, representing 6.2 percent of the total retail concept locations. During the 39 weeks ended October 2, 2004, we recognized $2.2 million of franchise royalties and $2.4 million of product sales relating to the retail concept locations owned by MFOC. MFOC expects that certain of these retail concept locations may be sold over time to new and current franchisees or will be closed.

During the period from January 3, 2004 to October 2, 2004, our store portfolio has declined from 3,027 concept locations to 2,816 concept locations, as follows:

	Domestic Franchised	International Franchised	Licensed Locations	Total

Balance, January 3, 2004	2,380	378	269	3,027
New development openings	119	32	2	153
Permanent closings	(250)	(85)	(46)	(381)
Other openings, net	19	—	(2)	17
Balance October 2, 2004	2,268	325	223	2,816

Of the 381 permanent closings between January 3, 2004 and October 2, 2004, 42.3 percent related to TCBY brand non-traditional locations, 26.2 percent related to TCBY brand traditional locations, 13.4 percent related to bakery concept locations owned by franchisees other than MFOC and 18.1 percent related to retail concept locations owned by MFOC.

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

As part of the reorganization described above, we refinanced substantially all of our indebtedness.  We issued $80.7 million of 9 percent senior secured notes (the “9 percent Senior Secured Notes”) in exchange for $80.7 million of 10 1/8 percent senior notes and issued $115.0 million of 11 1/2 percent senior secured notes (the “11 1/2 percent Senior Secured Notes” and together with the 9 percent Senior Secured Notes, the “Senior Secured Notes”).  The proceeds from the 11 1/2 percent Senior Secured Notes were used to retire the Company’s remaining long-term debt.

On August 23, 2004, the Company completed an offer to exchange an aggregate principal amount of up to $80,747,000 of its 9 percent Senior Secured Notes which have been registered under the Securities Act of 1933, as amended, for a like principal amount of its issued and outstanding 9 percent Senior Secured Notes from the registered holders thereof, and an aggregate principal amount of up to $115,000,000 of is 11 1/2 percent Senior Secured Notes which have been registered under the Securities Act of 1933, as amended, for a like principal amount of its issued and outstanding 11 1/2 percent Senior Secured Notes from the registered holders thereof. All of the original Senior Secured Notes were tendered and exchanged as a result of this offer.

Increase Investment in Brands.  As discussed in our Registration Statement on Form S-4 (File No. 333-115049), as amended, in 2004, we intend to invest $3.0 million in advertising, promotion and brand building ideas. While we believe this investment in our brands will support the initiatives aimed at increasing sales at all franchised locations, we have identified TCBY as the brand that offers our greatest opportunity for building profitable sales in the short term. TCBY locations are not limited to malls, and we believe TCBY’s products are aligned with current health trends, which create a demand for a low-fat, yet satisfying treat.

During the 13 weeks and 39 weeks ended October 2, 2004, we incurred expenses of $200,000 and $1.5 million, respectively, related to brand investment initiatives.  There were no such expenses in 2003.  These expenses for brand investment initiatives for the 39 weeks ended October 2, 2004 included increased advertising and promotion of the TCBY brand and its products, including the introduction during the second quarter of several flavors of “low carb” yogurt at most of our TCBY traditional franchised retail stores of approximately $1.2 million and initial expenses relating to the reconcepting of TCBY of approximately $300,000.  We currently anticipate expending an additional $1.5 million in 2004 for brand investment initiatives.

Termination of Stock Option Plan. Effective as of September 30, 2004, MFC terminated its Employee Stock Option Plan pursuant to the provisions of the plan.  No further options will be granted under the plan.  Valid and outstanding options granted to plan participants prior to termination were unaffected by the termination.  Concurrent with the termination, the Company paid $108,000 for the repurchase of certain stock options from the plan participants.

Results of Operations

The following table sets forth, for the periods indicated, certain information relating to the operations of Mrs. Fields and percentage changes from period to period.

Statement of Operations Data:

	13 Weeks Ended			39 Weeks Ended
	October 2, 2004	September 27, 2003	% Change	October 2, 2004	September 27, 2003	% Change
	(Dollars in Thousands)
REVENUES:
Franchising	$14,117	$15,396	(8.3)	$42,350	$43,168	(1.9)
Gifts	3,545	2,605	36.1	12,843	8,615	49.1
Licensing	1,353	1,348	0.4	3,801	4,292	(11.4)
Other	79	78	1.3	220	318	(30.8)

Total revenues	19,094	19,427	(1.7)	59,214	56,393	5.0
OPERATING COSTS AND EXPENSES:
Franchising	4,977	4,549	9.4	15,497	13,459	15.1
Gifts	2,881	1,912	50.7	10,777	6,771	59.2
Licensing	88	274	(67.9)	417	968	(56.9)
General and administrative	2,179	2,633	(17.2)	7,544	7,683	(1.8)
Stock compensation expense	49	32	53.1	75	94	(20.2)
Costs associated with debt refinancing	—	—	NM	87	—	NM
Depreciation	288	856	(66.4)	928	1,758	(47.2)
Amortization	708	455	55.6	2,124	1,334	59.2
Other operating expenses (income), net	26	(25)	NM	4	225	(98.2)

Total operating costs and expenses	11,196	10,686	4.8	37,453	32,292	16.0

Income from operations	7,898	8,741	(9.6)	21,761	24,101	(9.7)
Interest expense, net	(5,182)	(6,239)	16.9	(19,569)	(18,475)	(5.9)
Other income	—	—	NM	1,054	—	NM
Income from continuing operations before provision for income	2,716	2,502	8.6	3,246	5,626	(42.3)
Provision for income taxes	1,346	873	54.2	1,576	2,162	(27.1)

Income from continuing operations	1,370	1,629	(15.9)	1,670	3,464	(51.8)
Income from discontinued operations (net of income taxes of $13, $23, $52 and $42, respectively)	26	237	(89.0)	84	268	(68.7)

Net income	$1,396	$1,866	(25.2)	$1,754	$3,732	(53.0)

Cash flows from operating activities	$(2,538)	$5,676		$965	$11,593
Cash flows from investing activities	$(523)	$(68)		$459	$(240)
Cash flows from financing activities	$(262)	$(6,239)		$10,719	$(12,771)

13 Weeks Ended October 2, 2004

Compared to the 13 Weeks Ended September 27, 2003

Income From Operations–Overview. Income from operations was $7.9 million for the 13 weeks ended October 2, 2004, a decrease of $800,000 or 9.6 percent, from $8.7 million for the 13 weeks ended September 27, 2003. This decrease was primarily attributable to a decrease in contribution from our franchising segment of $1.7 million offset by an increase in contribution from our licensing segment of $200,000 and reductions in general and administrative expenses of $400,000 and depreciation and amortization of $300,000.

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

	13 Weeks Ended
Reporting Segment	October 2, 2004 Contribution	September 27, 2003 Contribution	Percent Change
	(dollars in thousands)
Franchising	$9,140	$10,847	(15.7)%
Gifts	664	693	(4.2)%
Licensing	1,265	1,074	17.8%
Total Segment Contribution	$11,069	$12,614	(12.2)%

Franchising

Franchising Revenues.  Franchising revenues were $14.1 million for the 13 weeks ended October 2, 2004, a decrease of $1.3 million or 8.3 percent, from $15.4 million for the 13 weeks ended September 27, 2003. This decrease was principally due to a $1.2 million or 19.5 percent decrease in revenues from our TCBY franchise system as a result of 1,030 or 9.6 percent fewer traditional equivalent unit weeks.  The decrease in our TCBY franchisee system revenues was principally comprised of lower product formulation revenues of $800,000 or 23.0 percent and lower royalties of $300,000 or 14.6 percent.

Revenues from our bakery franchise system decreased $100,000 or 1.1 percent.  This decrease was principally due to decreases of product formulation revenues of $200,000 and royalties of $200,000 partially offset by increased sales by our Great American Cookie batter facility to our franchisees of $300,000.  The decrease in product formulation and royalty revenues for our bakery franchise system was principally due to 730 or 5.0 percent fewer unit weeks.

Franchising Expenses.  Franchising expenses were $5.0 million for the 13 weeks ended October 2, 2004, an increase of $500,000 or 11.1 percent, from $4.5 million for the 13 weeks ended June 29, 2003. This increase was principally due to increases in operating costs associated with our Great American Cookie batter facility of $300,000 primarily from rising raw ingredients costs, expenses for brand investment initiatives of $200,000, product development expenses of $100,000, franchisee training expenses of $100,000, and other marketing expenses of  $200,000 partially offset by a reduction in franchise development expenses of $400,000.

Franchising Contribution.  The decrease in franchising contribution of $1.7 million or 15.7 percent was principally due reduction in revenues from our TCBY franchise system of $1.2 million or 19.5 percent and an increase in expenses of $500,000.

Gifts

Gifts Revenues.  Gifts revenues were $3.5 million for the 13 weeks ended October 2, 2004, an increase of $900,000 or 36.1 percent, from $2.6 million for the 13 weeks ended September 27, 2003. Gifts revenues consist of sales through our catalog and e-tailing web site as well as affiliations with other web sites. The increase in revenues in the 13 weeks ended October 2, 2004 was due to increases in sales through our catalogs and e-tailing web site of $700,000, our affiliations with other web sites of $100,000 and to commercial airlines of $100,000.

Gifts Expenses.  Gifts expenses were $2.9 million for the 13 weeks ended October 2, 2004, an increase of $1.0 million or 50.7 percent, from $1.9 million for the 13 weeks ended September 27, 2003. This increase in expenses was due to increases in cost of sales of $500,000 associated with the increased sales volume and increased cost of product, advertising and marketing expenses of $300,000 due to increased circulation of catalogs, salaries and wages of $100,000 due to increased sales volume, and other operating costs of $100.000.

Gifts Contribution.  Gifts contribution of $700,000 for the 13 weeks ended October 2, 2004 was comparable to the prior year 13 week period.  This comparability was the result of increased sales of $900,000 or 36.1 percent which was offset by an increase in gifts operating expenses for cost of sales and catalog circulation.

Licensing

Licensing Revenues.  Licensing revenues were $1.3 million for the 13 weeks ended October 2, 2004, comparable with $1.3 million for the 13 weeks ended September 27, 2003. This comparability was due to increased licensing royalties from Mrs. Fields branded products of $100,000 or 8.1 percent offset by a decrease in licensing royalties earned under our licensing agreement for the sale of TCBY frozen food specialty products through retail channels of $100,000 or 22.2 percent.

Licensing Expenses.  Licensing expenses were $88,000 for the 13 weeks ended October 2, 2004, a decrease of $186,000 or 67.9 percent, from $274,000 for the 13 weeks ended September 27, 2003. This decrease was due to reduced licensing expenses incurred under our licensing agreement for TCBY frozen food specialty products, and marketing and spoilage allowances that were incurred in the 13 weeks ended September 27, 2003 as a result of distribution through a certain retail chain.  This distribution channel was terminated in 2003.

Licensing Contribution.  The increase in licensing contribution of $200,000 or 17.8 percent was primarily due to the decrease in licensing expenses previously discussed.

Other

General and Administrative Expense.  General and administrative expenses were $2.2 million for the 13 weeks ended October 2, 2004, a decrease of $400,000 or 17.2 percent, from $2.6 million for the 13 weeks ended September 27, 2003.  This decrease was primarily due to decreases in professional and legal fees of $300,000 and salaries and related employee costs of $200,000 partially offset by an increase in other administrative expenses of $100,000.

Depreciation and Amortization Expense.  Total depreciation and amortization expense was $1.0 million for the 13 weeks ended October 2, 2004, a decrease of $300,000 or 23.1 percent, from $1.3 million for the 13 weeks ended September 27, 2003. Depreciation expense was $300,000 for the 13 weeks ended October 2, 2004, a decrease of $600,000 or 66.4 percent, from $900,000 for the 13 weeks ended September 27, 2003. This decrease was principally due to the write off of equipment relating to distribution of TCBY yogurt product in convenience stores in the third quarter of 2003. Amortization expense was $700,000 for the 13 weeks ended October 2, 2004, an increase of $200,000 or 55.6 percent from $500,000 for the 13 weeks ended September 27, 2003. This increase was due to the amortization associated with the TCBY trade names and recipes, which were previously considered to be indefinite lived assets and are now amortized over a 15 year life.

Interest Expense, Net.  Interest expense, net was $5.2 million for the 13 weeks ended October 2, 2004, a decrease of $1.0 million or 16.9 percent, from $6.2 million for the 13 weeks ended September 27, 2003. This decrease was primarily due to the refinancing of our debt in March 2004 resulting in lower effective interest rates on our outstanding debt for the 13 weeks ended October 2, 2004 compared to the effective interest rate on our outstanding debt for the 13 weeks ended September 27, 2003.

39 Weeks Ended October 2, 2004

Compared to the 39 Weeks Ended September 27, 2003

Income From Operations—Overview.  Income from operations was $21.8 million for the 39 weeks ended October 2, 2004, a decrease of $2.3 million or 9.7 percent, from $24.1 million for the 39 weeks ended September 27, 2003. This decrease was primarily attributable to a decrease in contribution from our franchising segment of $2.9 million, which was primarily attributable to $1.5 million of expenses incurred for brand investment initiatives, a decrease in franchising revenues of $800,000 as a result of fewer franchise unit weeks, and an increase in other direct franchising expenses of $600,000 partially offset by an increase in contribution from our gifting segment of $200,000 and decreases in general and administrative expenses of $200,000 and other operating expenses of $200,000.

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

	39 Weeks Ended
Reporting Segment	October 2, 2004 Contribution	September 27, 2003 Contribution	Percent Change
	(dollars in thousands)
Franchising	$26,853	$29,709	(9.6)%
Gifts	2,066	1,844	12.0%
Licensing	3,384	3,324	1.8%
Total Segment Contribution	$32,303	$34,877	(7.4)%

Franchising

Franchising Revenues.  Franchising revenues were $42.4 million for the 39 weeks ended October 2, 2004, a decrease of $800,000 or 1.9 percent, from $43.2 million for the 39 weeks ended September 27, 2003. This decrease was principally due to a $600,000 or 3.9 percent decrease in revenues from our TCBY franchise system as a result of 3,400 or 10.4 percent fewer traditional equivalent unit weeks.  The decrease in our TCBY franchise system revenues was principally comprised of lower product formulation revenues of $800,000 or 8.0 percent offset by increases in initial franchise fees of $100,000 or 9.9 percent and royalties of $100,000 or 0.6 percent.

Revenues from our bakery franchise system decreased $200,000 or 0.7 percent.  This decrease was principally due to decreases in product formulation revenues of $300,000, initial franchise fees of $300,000 and royalties of $400,000 offset by increases in sales by our Great American Cookie batter facility to our franchisees of $600,000 and other bakery franchising revenues of $200,000.  The decrease in product formulation and royalty revenues for our bakery franchise system was principally due to 3,700 or 8.0 percent fewer unit weeks.  The decrease in initial franchise fees was primarily attributable to fewer sales of stores owned by MFOC to third party franchisees in the 13 weeks ended October 2, 2004 compared to the 13 weeks ended September 27, 2003.

Franchising Expenses.  Franchising expenses were $15.5 million for the 39 weeks ended October 2, 2004, an increase of $2.0 million or 9.4 percent, from $13.5 million for the 39 weeks ended September 27, 2003. This increase was principally due to increases to expenses for brand investment initiatives of $1.5 million, operating costs associated with our Great American Cookie batter facility of $800,000 due to rising raw ingredients costs, franchise operations and supervision expenses of $300,000, product development expenses of $200,000, and franchisee training expenses of $100,000 partially offset by a reduction in franchise development and selling expenses of $900,000.

Franchising Contribution.  The decrease in franchising contribution of $2.9 million or 9.6 percent was principally due to decreases in franchise revenues through our TCBY franchise system of $600,000 and our bakery franchise system of $200,000 as a result of 7,100 fewer unit weeks and increases in expenses incurred for brand investment initiatives of $1.5 million, operating expenses associated with our Great American Cookie batter facility of $800,000, franchise supervision and training expenses of $400,000 and product development and marketing expenses of $300,000 partially offset by reduced franchise development and selling expenses of $800,000.

Gifts

Gifts Revenues.  Gifts revenues were $12.8 million for the 39 weeks ended October 2, 2004, an increase of $4.2 million or 49.1 percent, from $8.6 million for the 39 weeks ended September 27, 2003. Gifts revenues consist of sales through our catalog and e-tailing web site as well as affiliations with other web sites.  The increase in revenues in the 39 weeks ended October 2, 2004 was due to increases in sales through our catalogs and e-tailing web site of $2.9 million, a significant corporate account of $1.0 million and our affiliations with other web sites of $400,000 offset by a reduction in sales to commercial airlines of $100,000.

Gifts Expenses.  Gifts expenses were $10.8 million for the 39 weeks ended October 2, 2004, an increase of $4.0 million or 59.2 percent, from $6.8 million for the 39 weeks ended September 27, 2003. This increase in expenses was due to increases in cost of sales of $2.4 million associated with the increased sales volume and increased cost of product, advertising and marketing expenses of $1.2 million due to increased circulation of catalogs, salaries and wages expenses of $300,000 due to increased sales volume and other operating expenses of $100,000.

Gifts Contribution.  The increase in gifts contribution of $200,000 or 12.0 percent was primarily attributable to an increase in gifts sales of $4.2 million or 49.1 percent partially offset by an increase in gifts operating expenses of $4.0 million or 59.2 percent.

Licensing

Licensing Revenues.  Licensing revenues were $3.8 million for the 39 weeks ended October 2, 2004, a decrease of $500,000 or 11.4 percent, from $4.3 million for the 39 weeks ended September 27, 2003. This decrease was due to decreases in licensing royalties earned under our licensing agreement for the sale of TCBY frozen food specialty products through retail channels of $500,000.

Licensing Expenses.  Licensing expenses were $400,000 for the 39 weeks ended October 2, 2004, a decrease of $600,000 or 56.9 percent, from $1.0 million for the 39 weeks ended September 27, 2003. This decrease was due to reduced licensing expenses incurred under our licensing agreement for TCBY frozen food specialty products, and marketing and spoilage allowances that were incurred in the 39 weeks ended September 27, 2003 as a result of distribution through a certain retail chain.  This distribution channel was terminated in 2003.

Licensing Contribution.  The increase in licensing contribution of $100,000 or 1.8 percent was primarily due to net decreases in royalties earned under our licensing agreements as previously discussed, which were offset by the decrease in licensing expenses.

Other

General and Administrative Expense.  General and administrative expenses were $7.5 million for the 39 weeks ended October 2, 2004, a decrease of $200,000 or 1.8 percent, from $7.7 million for the 39 weeks ended September 27, 2003.  This decrease was primarily due to decreases in professional and legal fees of $400,000, salaries and wages of $100,000, and severance costs of $100,000 associated with certain terminations of our executive management team offset by increases in occupancy costs of $100,000, property and casualty insurance of $100,000 and other administrative costs of $200,000.

Costs Associated with Debt Refinancing.  During the 39 weeks ended October 2, 2004, we incurred $12.0 million of costs that were directly related to our debt refinancing which was completed March 16, 2004. Generally, these costs would be deferred and amortized into interest expense over the term of the borrowings. However, approximately $4.9 million of these costs related to the exchange of $80.7 million of the existing senior notes for $80.7 million of the newly issued 9 percent Senior Secured Notes. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” these costs were expensed net of the gain recognized on retirement of the senior notes of $4.8 million.

Depreciation and Amortization Expense.  Total depreciation and amortization expense was $3.1 million for the 39 weeks ended October 2, 2004 and for the 39 weeks ended September 27, 2003. Depreciation expense was $900,000 for the 39 weeks ended October 2, 2004, a decrease of $900,000 or 47.2 percent, from $1.8 million for the 39 weeks ended September 27, 2003. This decrease was principally due to the write off of equipment relating to distribution of TCBY yogurt product in convenience stores in the third quarter of 2003. Amortization expense was $2.1 million for the 39 weeks ended October 2, 2004, an increase of $800,000 or 59.2 percent from $1.3 million for the 39 weeks ended September 27, 2003. This increase was due to the amortization associated with the TCBY trade names and recipes, which were previously considered to be indefinite lived assets and are now amortized over a 15 year life.

Interest Expense, Net.  Interest expense, net was $19.6 million for the 39 weeks ended October 2, 2004, an increase of $1.1 million or 5.9 percent, from $18.5 million for the 39 weeks ended September 27, 2003. This increase was primarily due to the write-off of deferred loan costs of $2.8 million associated with our previous debt. These deferred loan costs were written off due to the completion of our debt refinancing on March 16, 2004.  This increase was partially offset by lower interest expense incurred as a result of the refinancing of our debt in March 2004 resulting in lower effective interest rates on our outstanding debt for the 39 weeks ended October 2, 2004 compared to the effective interest rate on our outstanding debt for the 39 weeks ended September 27, 2003.

Other Income.  Other income was $1.1 million for the 39 weeks ended October 2, 2004. Other income represents gain on the sale of certain equity warrants of Nonni’s Food Company, a predecessor-in-interest to Shadewell Grove Foods, Inc., a manufacturer and distributor of Mrs. Fields branded soft baked cookies under certain license agreements with us and our affiliates.

Consolidated Financial Condition

Total assets at October 2, 2004 were $175.7 million, an increase of $13.1 million or 8.1 percent, from $162.6 million at January 3, 2004. This increase was primarily attributable to increases in cash and cash equivalents of $12.2 million, net deferred loan costs of $4.1 million, inventories of $800,000 and prepaid and other assets of $500,000 offset by decreases in accounts receivable of $2.5 million and net trademarks and other intangible assets of $2.0 million.

Total liabilities at October 2, 2004 were $220.0 million, an increase of $1.6 million or 0.7 percent, from $218.4 million at January 3, 2004. This increase was primarily due to an increase in long-term debt of $10.0 million and capital lease obligations of $500,000 offset by decreases in accounts payable of $3.2 million, accrued liabilities of $2.4 million, deferred revenues of $1.3 million, deferred tax liability of $1.2 million, amounts due to affiliates of $500,000, and liabilities of discontinued operations of $300,000.

Consolidated Cash Flows

Net cash flows provided by operating activities were $1.0 million for the 39 weeks ended October 2, 2004, a decrease of $10.6 million, from net cash flows provided by operating activities of $11.6 million for the 39 weeks ended September 27, 2003.  This decrease was principally due to decreased contribution by our operating segments of $2.6 million primarily as a result of brand investment expenses previously discussed and required interest payments under our Senior Secured Notes of $10.2 million.

Net cash flows provided by investing activities were $500,000 for the 39 weeks ended October 2, 2004, an increase of $700,000, from cash used in investing activities of $200,000 for the 39 weeks ended September 27, 2003.  This increase was attributable to proceeds from the sale of equity warrants in Nonni’s Food Company of $1.1 million during the 39 weeks ended October 2, 2004 offset by an increase in capital expenditures primarily for our gifts business segment of $400,000.

Net cash flows provided by financing activities were $10.7 million for the 39 weeks ended October 2, 2004, an increase of $23.5 million from cash used in financing activities of $12.8 million for the 39 weeks ended September 27, 2003.  This increase was principally due to the completion of our debt refinancing on March 16, 2004 which resulted in $115.0 million in proceeds from the issuance of our Senior Secured Notes, a capital contribution by our parent of $17.5 million and a decrease in other activity with parent of $4.3 million partially offset by increases in payments to retire our previous debt of $102.5 million and payment of debt issuance costs of $10.8 million.

Liquidity and Capital Resources

During the remainder of 2004, we expect that our principal uses of cash will be for working capital, capital expenditures of approximately $500,00 and other general corporate purposes. We expect that our principal sources of cash for the remainder of 2004 will be provided by operating activities.  At October 2, 2004, we had $13.5 million of cash on hand.

Our working capital at October 2, 2004 was $6.7 million, an improvement of $17.5 million, from a working capital deficit of $10.8 million at January 3, 2004.  This improvement was the result of cash and working capital generated through our operating activities, cash generated from our debt refinancing and capital contribution by our parent.

We are highly leveraged. At October 2, 2004, we had $195.7 million of long-term debt due in 2011 represented by the Senior Secured Notes. A significant portion of our cash provided by operating activites must be used to pay interest on our Senior Secured Notes. Due to borrowing restrictions under the indenture governing the Senior Secured Notes, our ability to obtain additional debt financing is significantly limited. We believe that our sources of cash will be adequate to meet our cash requirements anticipated for the next 12 months.

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

ITEM 4.          CONTROLS AND PROCEDURES

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report.  Based on that evaluation, these officers have concluded that as of October 2, 2004, our disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.  There were no significant changes with respect to our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting during the quarter ended October 2, 2004.

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

As discussed in our Registration Statement on Form S-4 (File No. 333-115046), as amended, our indirect subsidiary, TCBY of Ireland, Inc., was the defendant in a recently concluded case captioned Advanced Food Concepts, Ltd. et al. v. William P. Creasman, et al., Case No. 401-CV-00-117JMM, filed in the U.S. District Court for the Eastern District of Arkansas (the “Court”). This complaint was filed in 2001 by two former franchisees against TCBY of Ireland and other corporate and individual defendants, but all defendants have been dismissed with the exception of TCBY of Ireland, Inc., the franchisor party under a Transnational Master License Agreement entered into with certain of the plaintiffs and others. The plaintiffs sought damages in excess of $70 million in connection with TCBY of Ireland’s performance under and termination of the Transnational Master License Agreement. On August 4, 2004, the Court granted TCBY of Ireland’s Motion for Summary Judgment on all remaining counts of the complaint. Plaintiffs have filed a motion for reconsideration and TCBY of Ireland has responded to it. If plaintiffs’ motion is denied, they may still appeal the court’s ruling. The Company does not have insurance coverage for this lawsuit because the claims arose prior to our acquisition of TCBY.  Notwithstanding the excessive claim for damages, the lack of insurance coverage and the risk that TCBY of Ireland’s parent entities might ultimately bear or share in the cost of any significant judgment obtained against it, after consultation with legal counsel, and in light of the favorable summary judgment ruling, management believes it is unlikely that plaintiffs will obtain any judgment against TCBY of Ireland that would be material to our business, financial condition or operations.

ITEM 6.          EXHIBITS

10.61	Mrs. Fields’ Companies, Inc. Phantom Stock Plan

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MRS. FIELDS FAMOUS BRANDS, LLC

/s/ Stephen Russo	November 16, 2004
Stephen Russo, President and Chief Executive Officer

Date

/s/ Sandra M. Buffa	November 16, 2004
Sandra M. Buffa, Executive Vice President and Chief Financial Officer	Date
(Chief Financial and Principal Accounting Officer)