Form 10-K
period 2005-01-01
MRS FIELDS FAMOUS BRANDS LLC
filed 2005-03-22
CIK 1288407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:  333-115046

MRS. FIELDS FAMOUS BRANDS, LLC

(Exact Name of Registrant Specified in Its Charter)

Delaware	80-0096938
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2855 East Cottonwood Parkway, Suite 400

Salt Lake City, Utah 84121-1050

(Address of principal executive offices)

Registrant’s telephone number, including area code: (801) 736-5600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

On July 3, 2004, none of the registrant’s voting or non-voting equity was held by non-affiliates.  There is no established trading market for registrant’s common interests.

On March 15, 2005, 100 common interests of registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

MRS. FIELDS FAMOUS BRANDS, LLC

TABLE OF CONTENTS

PART I

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

SIGNATURES

PART I

Unless the context otherwise requires, references in this report to the terms “Company,”  “we,” “us,” or “our” generally refer to the Registrant, Mrs. Fields Famous Brands, LLC, a Delaware limited liability company, and its subsidiaries.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “continue,” “will,” “may” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive and governmental factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward looking statements. Factors you should consider that could cause these differences include:

•                  the availability and adequacy of our cash flow to satisfy our obligations, including debt service on our long-term debt and additional funds required for working capital;

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

You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this report.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

Item 1. Business

Overview

We are one of the largest franchisors in the premium snack food industry, featuring Mrs. Fields®, Great American Cookie Company®, TCBY®, Pretzel Time® and Pretzelmaker™ as our core brands. Through our franchisees’ retail stores, we are the largest retailer of freshly baked, on-premises specialty cookies and brownies in the United States of America (the “United States”); the largest retailer of soft serve frozen yogurt in the United States; and the second largest retailer of baked on-premises pretzels in the United States. In addition, we operate a profitable gifts business and have entered into licensing arrangements that attempt to leverage awareness of our core brands among our retail customer base.  We operate through a network of franchised stores, which are located throughout the United States and in approximately 30 foreign countries. As of January 1, 2005, our franchise network consisted of 2,688 retail concept locations.

Our History

We are an entity that was formed in March 2004 in connection with the reorganization of certain entities and segments that are under the common control of Mrs. Fields’ Companies, Inc. (“MFC”), formerly known as Mrs. Fields’ Famous Brands, Inc. We are a wholly-owned subsidiary of Mrs. Fields’ Original Cookies, Inc. (“MFOC”). MFOC is a wholly-owned subsidiary of Mrs. Fields’ Holding Company, Inc. (“MFH”) and MFH is a wholly-owned subsidiary of MFC. Prior to the reorganization, TCBY Systems, LLC (“TCBY”) was a wholly-owned subsidiary of TCBY Enterprises, LLC (“TCBY Enterprises”), whose parent is also MFC. The majority shareholders of MFC are two affiliated private investment management firms, Capricorn Investors II, L.P. (“Capricorn II”) and Capricorn Investors III, L.P. (“Capricorn III” together with Capricorn II, “Capricorn”).

On March 16, 2004, we issued $80.7 million of 9 percent senior secured notes (the “9 percent Senior Secured Notes”) and $115.0 million of 11 1/2 percent senior secured notes (the “11 1/2 percent Senior Secured Notes” together with the 9 percent Senior Secured Notes, the “Senior Secured Notes”). In addition, certain investors, including Capricorn, limited partners of Capricorn and their affiliates, and the initial purchaser of our Senior Secured Notes, provided an additional $22.5 million to our parent companies, of which $5.0 million was retained by MFOC to fund its operations and $17.5 million was contributed to us as common equity. The proceeds from the equity investment and the Senior Secured Notes were used to retire substantially all of the indebtedness of MFOC. In connection with these events, we reorganized our business in a series of transactions that were consummated on or about March 16, 2004.

Concurrently with the completion of the offering of the Senior Secured Notes, TCBY Enterprises contributed all of the intellectual property related to the TCBY brand to TCBY and then transferred its entire interest in TCBY to MFOC, which in turn contributed this interest to us. In connection with this transfer, TCBY Enterprises agreed to cooperate with TCBY in registering this transfer with trademark registration authorities when requested to do so by TCBY.

We were organized as a new single member domestic limited liability company that is a disregarded entity for U.S. federal income tax purposes. Concurrently with the completion of the offering of the Senior Secured Notes, we also organized a new single member domestic limited liability company that is a disregarded entity for U.S. federal income tax purposes for each of our major brands, other than TCBY (which continues to hold the TCBY brand), and MFOC contributed the intellectual property and licensing and franchising assets and specified liabilities of each of the Mrs. Fields, Great American Cookie Company, Original Cookie Company, Pretzel Time, Pretzelmaker and Hot Sam brands to us or our newly-formed brand specific subsidiaries. In connection with this contribution, we and our subsidiaries entered into franchise agreements with MFOC and certain of its subsidiaries under which they are permitted to act as our franchisees to sell and distribute our products in their owned stores upon payment of franchise royalties and other amounts required under the franchise agreements. As a result of these agreements, MFOC is our largest franchisee, based on franchise revenues. MFOC also made a capital contribution to us of all of its interests in TCBY, Mrs. Fields Cookies Australia and Mrs. Fields Gifts, Inc. (which operates our gifts business) as well as the Great American batter facility, which we then contributed to our newly-formed subsidiary, Great American Manufacturing, LLC. While MFOC will continue to operate its company owned stores in the near term, it also will continue its ongoing strategic review of store performance, with identified stores being sold to new or existing franchisees or closed. Accordingly, MFOC anticipates a reduction in its total number of owned retail stores over time with a corresponding reduction in its involvement in related store operations.

On August 23, 2004, we completed an offer to exchange an aggregate principal amount of up to $80.7 million of our 9 percent Senior Secured Notes which have been registered under the Securities Act of 1933, as amended, for a like principal amount of our issued and outstanding 9 percent Senior Secured Notes from the registered holders thereof, and an aggregate principal amount of up to $115.0 million of our 11 ½ percent Senior Secured Notes which have been registered under the Securities Act of 1933, as amended, for a like principal amount of our issued and outstanding 11 ½ percent Senior Secured Notes from the registered holders thereof. All of our original Senior Secured notes were tendered and exchanged as a result of this offer.

Business Strategy

We have developed a business strategy based on a strategic vision that accounts for the wants and needs of our franchisees and consumers by aligning our interests with those of our franchisees at the retail level. There are three components to our strategic vision:

•  Build profitable year over year franchisee sales;

•  Accelerate growth of new franchised store development; and

•  Grow licensing and gifts operations.

Build Profitable Year Over Year Franchisee Sales.  We believe increasing the sales of our franchisees is critical to the growth of our profitability. Therefore, we will focus on initiatives designed to drive profitable year over year sales growth for our franchisees, emphasizing the following goals:

•  Enhanced Consumer Focus. By concentrating our franchise operations upon our customers’ wants and needs, we expect to increase the demand for our premium products. Some of our initiatives to create new excitement include modernizing and broadening the appeal of our menus, décor and services to distinguish our brands from our competitors’ brands, developing new products for our customers, and improving upon and further promoting products for which we have the strongest market share and a leading reputation. To this end, we have focused our market research to understand the strengths of each of our core brands, such as the cookie cakes and product sampling at our Great American Cookie Company stores, and Mrs. Fields’ reputation for decadence and superior quality.

•  Increased Investment in Brands. In 2004, we invested $3.0 million in advertising, promotion and brand building ideas. In 2005, we intend to invest an additional $3.0 million in advertising, promotions and brand building ideas.  This investment in our brands is aimed at increasing sales at franchised locations.  We have identified TCBY as the brand that offers our greatest opportunity for building profitable sales in the short term. TCBY’s products are aligned with current health trends and not limited by mall based locations.  We intend to reposition the TCBY concept consistent with our consumer and franchisee based strategic framework, building on today’s health conscious consumer with a desire for a low fat, healthy, yet satisfying treat, which we believe will increase positive consumer perception of our brand. We have begun to reconcept TCBY by redesigning its décor and updating its menus to accentuate our repositioning efforts.

•  Engage our Franchisees and Employees. A critical part of our efforts to drive profitable year over year franchisee sales will be to develop programs that will engage the support of our franchisees and employees. We intend to develop better lines of communication between us and our franchisees and employees to strengthen our relationship with those who will implement our new business strategy. We believe the new alignment of our interests with the interests of our franchisees will make this shared vision possible.

Accelerate Growth of New Franchised Store Development.  We believe that by focusing on improving franchisees’ profitability and reinvesting in our brands, we will create a superior franchise product for prospective franchisees and promote the development of new franchised stores, carts and kiosks. In recent years the rate of closure of existing locations has exceeded the number of new franchised locations. By increasing the rate of new openings of franchised locations in our current markets and implementing initiatives to improve existing locations, we believe our business strategy will enable us to stabilize and eventually grow the number of franchised locations both within and outside of our current markets.

Grow Licensing and Gifts Operations.  We have expanded our brands through our licensing and gifts segments. For example, we have granted third parties the exclusive North American rights to manufacture and sell, under our registered trademarks, items such as Mrs. Fields branded ready to eat cookies, boxed chocolates, gourmet glazed popcorn and other items throughout the supermarket, drug and mass merchandise distribution markets. We intend to explore expansion of our licensing business by introducing new products in order to capitalize on our strong brand names and high quality product reputation. Through substantial increases in catalog circulation, our gifts operations have grown rapidly with revenues and contribution margin for this segment increasing at compounded annual growth rates of 29.5 percent and 24.8 percent, respectively, since 2000. We continue to focus upon expanding our customer base in the gifts segment to corporate and large retail customers. In addition, we anticipate growing our gifts operations by acquiring new drop ship partners, investing in marketing through catalog circulation and e-mail campaigns and adding new products.

Description of Business

Our Brands

Mrs. Fields.  Debbi Fields opened her first store in Palo Alto, California in 1977. The Mrs. Fields name quickly became associated with quality, freshly baked cookies right out-of-the-oven in a retail setting. The pioneering efforts of Mrs. Fields brand cookies created a significant new market niche of freshly baked specialty cookies. The strength of the Mrs. Fields brand name enjoys a high consumer brand awareness. In addition to our signature cookies and brownies, we offer muffins, cookie cakes and other premium baked goods. By building on its legendary chocolate chip and white chocolate macadamia nut cookies, the Mrs. Fields brand has developed a comprehensive product line that includes many of America’s most beloved snack food treats.

Great American Cookie Company.  Great American Cookie Company cookies became a retail success in 1977 when the first store opened in Atlanta, Georgia’s Perimeter Mall. Founded on the strength of a generations-old family chocolate chip cookie recipe, Great American Cookie Company has grown to more than 250 stores in shopping centers nationwide. All of the cookies and brownies at Great American Cookie Company begin with carefully tested recipes, highly controlled production and the finest premium ingredients from our batter production facility in Atlanta, Georgia.

TCBY.  TCBY has been a frozen treats product innovator since its first opening in Little Rock, Arkansas in 1981. The great tasting, low-fat frozen yogurt concept received an enthusiastic response from an increasingly health conscious public and was the first in a line of ground breaking menu items.  TCBY product milestones include: driving the waffle cone to the top of the nation’s frozen treat menu; developing non-fat and no-sugar added frozen treats; launching a line of frozen yogurt and sorbet novelties; introducing Low Carb Lovers™ frozen yogurt; creating the nation’s leading line of soft-serve sorbet; developing a line of blended, soft-serve products including TCBY Fruithead Smoothies®, the Shiver® dessert and the Cappuccino Chiller®; and introducing frozen yogurt franchising to airports and travel plazas through its joint venture agreement with HMS Host.

Pretzel Time.  Pretzel Time introduced its famous soft pretzel in October 1991 and established itself as a market share leader in regional shopping centers across the country. From our number-one-selling traditional buttered pretzel, to the development of the popular Pretzel Dog and the Fresh Bites, we constantly work at adding an exciting new line-up of menu choices for our customer base. Today, our product offerings include a wide range of specialty pretzels including Cinnamon Sugar, Jalapeno, and Sour Cream and Onion. Our research and development team regularly researches changing customer preferences and our marketing team focuses on promotions and products that will encourage consumers to view Pretzel Time products as quality meal replacement values.

Pretzelmaker.  The first Pretzelmaker pretzel was rolled, twisted, and baked in 1991. Our plain pretzel is high in fiber and complex carbohydrates. In addition, consumers can have a custom prepared pretzel topped with a variety of flavors and sauces. This twist allows the consumer to enjoy a wide range of flavors of freshly baked pretzels. Pretzelmaker stores exist in traditional locations such as regional malls and shopping venues and non-traditional locations such as theaters, sport stadiums, travel plazas, college campuses and hospitals. Pretzelmaker pretzels are a great low-calorie, portable and convenient snack. New products, such as the Pretzel Dog, broaden the appeal for consumers looking for quality meal replacements at a reasonable price. Whether consumers are buying classic, Original pretzels, Garlic pretzels, or the popular Pretzel Bites, the Pretzelmaker brand continues to respond to changing consumer preferences.

Other Brands.  In addition to our core brands previously described, we have entered into license agreements with MFOC for its operation or sublicensing of a small number of retail outlets under The Original Cookie Company® and Hot Sam® brands. We anticipate MFOC will either close these locations or convert them to one of our core brands.

Our Products

Cookies, Brownies, Muffins and Other Bakery Products.  Our franchised retail stores offer over 50 different types of cookies, brownies, muffins and other bakery products, which are baked continuously and served fresh throughout the day, as well as assorted soft drinks, frozen drinks, coffee, tea and milk. Baked products are made using only high quality ingredients, and all dough is centrally manufactured and frozen or refrigerated to maintain product quality and consistency. All products pass strict quality assurance and control steps at both the manufacturing plants and the stores. In addition, we regularly create and test new products to attract new customers and satisfy current customers.

Our cookie concept outlets also sell “cookie cakes.” Cookie cakes are extra-large cookies, which may be decorated with customer-selected, personalized messages for special occasions. Although cookie and brownie sales generally are the result of impulse buying, we believe that cookie cakes, which are often purchased as gifts or for special occasions, differentiate us from other specialty cookie retailers by making our cookie stores destination outlets.

Frozen Yogurt, Ice Cream and Frozen Novelties.  We believe our soft serve frozen yogurt is the only soft serve frozen yogurt sold widely in retail outlets in the United States that contains Lactobacillus bulgaricus and Streptococcus thermophilus, the live and active yogurt cultures, which convert pasteurized milk to yogurt during fermentation and which are required by U.S. Food and Drug Administration (FDA) standards for a product to be called yogurt. One benefit of these yogurt cultures is that they act as friendly bacteria that “pre-digest” or break down the lactose so that yogurt may be tolerated by individuals with lactose intolerance.

Our franchised retail stores offer our TCBY brand original 96% fat free soft serve frozen yogurt, nonfat frozen yogurt, no sugar added/nonfat frozen yogurt, and nonfat/nondairy sorbets. Additionally, in the second quarter of 2004, we introduced several flavors of “low carb” yogurt, which is available at most of our TCBY Traditional franchised retail stores. Franchised locations serve a variety of menu items based on these products, including smoothies, parfaits, shakes, malts, sundaes, banana splits, cakes and pies, and our own TCBY Shivers and Cappuccino Chillers. All of our yogurt types are available in a wide variety of flavors, including traditional flavors such as vanilla and chocolate, our signature White Chocolate Mousse, other flavors such as Cookies and Cream, Dutch Chocolate and Peanut Butter, and seasonal favorites like Eggnog, Pumpkin, Irish Cream and Blueberry Cheesecake.

In addition to products sold in our franchised retail stores, we sell novelty frozen food items, such as the TCBY Swirl Bar, wholesale to the retail grocery trade.

Many of our TCBY franchised stores also sell fruit juice based beverages including TCBY Fruithead Smoothies, which are made with frozen yogurt, nutritional supplements and juices, as well as soft drinks and other beverages.

Pretzels.  Pretzel Time’s primary product is an all-natural, hand-rolled soft pretzel, freshly baked from our proprietary dry mix at each store location. Pretzel Time stores prepare pretzels with a variety of flavors and specialty toppings, including cheddar cheese, cream cheese and pizza sauce. Pretzelmaker sells hand-rolled soft pretzels freshly baked at each store location. In order to maintain a consistent and high quality product, the Pretzelmaker dough is shipped frozen to each location. The stores also offer soft drinks and fresh lemonade.

Beverages.  We sell Coca-Cola soft drinks and other products exclusively in all of our retail stores under agreements with Coca-Cola USA Fountain. In addition, Coffee Bean International, Inc., which currently is our only approved coffee supplier, supplies whole bean and ground roasted coffee blends under the Mrs. Fields label to a number of our Mrs. Fields franchisees.

Ingredients, supplies and distribution

We rely primarily on outside suppliers and distributors for the ingredients used in our products and other items used in our franchisees’ stores.

Cookies, Brownies, Muffins and Other Bakery Products.  Countryside Baking Company, Inc. (“Countryside”) manufactures the majority of Mrs. Fields brand frozen bakery products, which are made according to our proprietary recipes, for our franchised stores and our gifts segment.  Countryside manufactures our products strictly in accordance with the standards, procedures, specifications, formulations and recipes established by us, as well as all applicable federal, state and local laws or regulations to which it is subject.

Our supply agreement with Countryside gives us the right to oversee the quality of the products, but also requires Countryside to exercise its own quality control to ensure that it meets all applicable standards, including those established by the United States Food, Drug and Cosmetic Act, and Title 21 of the Code of Federal Regulations of the United States related to Food Manufacturing Practices. Countryside’s contract for making frozen products for us expires on December 31, 2006, unless extended by mutual agreement between the parties.

Our products manufactured by Countryside are then sold to our approved distributors, currently Dawn Food Products and Kaleel Brothers, for sale and distribution to Mrs. Fields Cookie Stores.  The initial term of the Supply and Distribution Agreement with Dawn Food Products expired on August 8, 2003, when it automatically renewed for an additional one-year term. The distribution agreement continues to renew automatically each year unless either party gives 180 days notice of nonrenewal prior to the anniversary date, and is otherwise terminable at will by either party upon 180 days notice.  We do not have a supply and distribution agreement with Kaleel Brothers.

Great American Cookie Company stores receive “ready to bake” refrigerated batter from our batter facility in Atlanta. The batter, which has a shelf life of about 90 days, is stored at the batter facility for an average of one to three weeks, depending on demand, before being shipped to our franchisees’ stores.

Frozen Yogurt, Ice Cream and Frozen Novelties.  Most TCBY brand products currently are produced by Americana Foods Limited Partnership (“Americana”), a former subsidiary of TCBY Enterprises, pursuant to the terms of an exclusive Supply Agreement between TCBY and Americana. See “Certain Relationships and Related Transactions—TCBY Supply Agreement.” Americana, which is located in Dallas, Texas and currently is partially owned by a subsidiary of Capricorn III, one of the shareholders of MFC, sells most of the products to our current authorized distributor, Blue Line Distributing, for sale and distribution to TCBY franchised stores under a Food and Packaging Distribution Agreement, dated November 14, 2002. The distribution agreement has an initial five-year term and is terminable at will by either party upon 180 days notice. The distribution markup charged to franchisees is subject to adjustment each June and December under the terms of the agreement.

Pretzels.  Our Pretzel Time brand stores buy a proprietary dry mix from our approved supplier, Pizza Blends, or current authorized distributors, Dawn Food Products and Kaleel Brothers. Pretzels are mixed and baked at individual stores. Our Pretzelmaker brand stores purchase our proprietary frozen dough from our approved supplier, Layton Bakery, or current authorized distributor, Dawn Food Products.  Individual stores then thaw, shape and bake the pretzels on site.

All of the products, supplies and equipment purchased for sale or use by our franchisees must meet our specifications and standards for quality, design, appearance, function and performance. We have the right to designate certain suppliers and distributors for any of these items.

Our Business Segments

Our business is divided into three primary business segments for financial reporting purposes: franchising, gifts and licensing, which represented 64.2 percent, 29.7 percent and 5.7 percent of total revenues, respectively, for the year ended January 1, 2005.  The franchising segment consists of revenues received either directly or indirectly from cookie, yogurt and pretzel stores, which are owned and operated by third parties.  These revenues include franchise or license fees, monthly royalties based on a percentage of a franchisee’s gross sales, sales of cookie dough that we produce at our Great American Cookie batter facility and certain product formulation fees and supplier allowances which are based upon sales to franchisees.  The gifts segment includes sales generated from our mail order gift catalog and website.  The licensing segment consists of other licensing from third parties for the sale of products bearing our brand names.  For further disclosure of reportable segments, see Note 9 to our consolidated financial statements contained elsewhere in this report.

Franchising

We operate through a network of franchised stores, which are located throughout the United States and in approximately 30 foreign countries.  We actively recruit new franchisees and enter into a number of franchise agreements each year.  We believe we will continue to recruit new franchisees who will provide cash flow to our franchising segment by:

•                  emphasizing the use of proprietary dough, yogurt, ice cream and dessert products, minimizing product quality issues and ensuring a consistent product across all outlets,

•                  requiring frequent quality, service and cleanliness evaluations of franchised stores by operations support staff, and

•                  providing initial and continuing training of franchisees to improve their financial and retail sales skills.

As of January 1, 2005, our store portfolio consisted of 2,145 domestic franchised locations, 338 international franchised locations and 205 licensed locations, which are described in more detail below. By brand, our franchisees’ and licensees’ concept locations are distributed as follows:

	Domestic Franchised	International Franchised	Licensed Locations	Total
Mrs. Fields	386	82	53	521
Great American	281	1	1	283
Original Cookie	—	—	7	7
Cookie subtotal	667	83	61	811

Pretzel Time	221	7	5	233
Pretzelmaker	157	40	3	200
Hot Sam	—	—	11	11
Pretzel subtotal	378	47	19	444
Bakery brands subtotal	1,045	130	80	1,255

TCBY – traditional stores	469	—	—	469
TCBY – non-traditional stores	631	208	125	964
TCBY brands subtotal	1,100	208	125	1,433

Total	2,145	338	205	2,688

The above table counts each concept location individually. For example, if a physical location had a Mrs. Fields store and a Pretzel Time store together, this would be counted as two concept locations in the table above. If actual physical stores were counted, rather than concept locations, total store counts would be reduced by 302 locations to 2,386.

MFOC and certain of its subsidiaries own approximately 102 franchised and licensed retail concept locations as of January 1, 2005, representing 3.8 percent of the total retail concept locations. During the year ended January 1, 2005, we recognized $2.8 million of franchise royalties and $2.9 million of product sales relating to retail concept locations owned by MFOC.  MFOC expects that most of these retail concept locations will be sold to new and current franchisees or will be closed during fiscal 2005.

Store Location and Configuration.

Possibilities for franchised locations include high pedestrian traffic areas, including malls, airport concourses, office building lobbies, and shopping and lifestyle centers. We have developed a number of retail configurations designed to adapt to a variety of retail environments. In addition to the stores that have been designed for prime mall locations, we have developed other formats, such as kiosks, in-line retail and carts intended to extend our brands’ presence within and beyond mall locations.

Cookies, Brownies, Muffins and Other Bakery Products.  Mrs. Fields and Great American Cookie Company stores have a presence in most of the “A” and “B” grade malls in the United States. These stores are uniformly designed in accordance with the Mrs. Fields or Great American Cookie Company prototype, making extensive use of glass, painted wood, brass, mirrors, lighting and point-of-sale displays intended to create an upscale, open and inviting look. Stores also attractively and efficiently display their fresh-baked products using custom-made showcases. Individual store sizes typically range from 500 to 800 square feet.

Frozen Yogurt, Ice Cream and Frozen Novelties.  Generally, traditional TCBY domestic franchised stores are located in shopping centers, freestanding locations and shopping malls. TCBY non-traditional locations include TCBY stores operated in conjunction with other concepts, such as Subway, Exxon and other convenience stores and petroleum outlets. TCBY non-traditional locations also include “captive” outlets such as airports, toll road travel plazas, hospitals, office buildings and sports arenas. A traditional TCBY store usually occupies 800 to 1,600 square feet and accommodates both carryout and in-store business. Our traditional TCBY stores are designed as a “destination experience” and generally include some customer seating as well as a display case for yogurt and ice cream cakes and pies. TCBY non-traditional domestic franchised stores are generally much smaller and offer a limited menu as compared to a traditional TCBY store and serve TCBY products through kiosks, soft serve vending carts and counter top display units located within other premises or captive locations.

Pretzels.  Pretzel Time outlets have an average size of 500 to 800 square feet in store locations and 200 square feet in kiosk locations. Pretzel Time stores and kiosks are likely to be located in high traffic areas and are designed to enable customers to enjoy watching the pretzels being rolled, twisted and baked in minutes, which underscores freshness and contributes to the product’s appeal. The preferable size of a Pretzelmaker store is between 500 and 700 square feet.

Franchise Agreements

Our franchises are typically granted for a specific site selected by the franchisee and approved by us.  Franchisees must offer the products and services that we designate.  We provide franchisees with suggested retail pricing for products and services, but franchisees are generally free to set the retail prices at their stores.

Cookies, Brownies, Muffins and Other Bakery Products.  Each Mrs. Fields brand franchisee typically pays an initial franchise fee of $30,000 per Mrs. Fields brand store location and is responsible for funding the build-out of the new store and purchasing initial dough inventory and supplies.  The cost of opening a new store or purchasing an existing store can vary widely based on individual operating and location costs. After a store is established, a franchisee pays weekly royalty fees of six percent of the franchised store’s gross sales for the prior week, and a weekly advertising fee from one to three percent (currently one percent) of gross sales. Mrs. Fields franchisees are required to purchase proprietary dough from our authorized distributors or suppliers, which may pay us a rebate based on total franchisee purchases. Franchises are typically granted for a period of seven years. Franchisees in good standing have an option to renew for an additional seven years at terms set forth in the then-current form of franchise agreement.

Each new Great American Cookie Company franchisee typically pays an initial franchise fee of $30,000 per store and is responsible for funding the build-out of the new store and purchasing initial batter inventory and supplies.  The cost of opening a new store or purchasing an existing store can vary widely based on individual operating and location costs. After a store is established, a Great American Cookie Company franchisee pays monthly royalty fees to us of six percent of the franchised store’s gross sales for the prior month, and a monthly advertising fee of one percent of such gross sales. Great American Cookie Company franchisees are required to purchase batter from our batter facility, which makes a profit on batter sales. The term of the franchise typically runs concurrently with the term of the Great American Cookie Company store lease, and may be subject to an option to renew.

Frozen Yogurt, Ice Cream and Frozen Novelties.  Each new TCBY franchisee typically pays an initial franchise fee of $25,000 per traditional store and from $2,500 to $10,000 per non-traditional location, and is responsible for funding the build-out of the new store and purchasing initial yogurt inventory and supplies. The cost for opening a new store varies widely depending upon the size and location of the store. TCBY franchisees purchase TCBY products only from authorized distributors. TCBY makes a profit on purchases of yogurt products by franchisees.

Franchises for traditional TCBY stores are usually granted for a period of ten years and we offer franchisees in good standing an option to renew for an additional ten years at then current terms (for non-traditional stores, the initial term is usually five years with a renewal term of five years). A franchisee pays an ongoing royalty fee of four percent of its net revenues and an ongoing advertising fee of three percent of its net revenues. Currently, franchisees pay the royalty and advertising fees by way of a surcharge on TCBY products collected by our authorized distributor, which then remits the surcharge to us.

We anticipate that beginning sometime during the second half of 2005 we will transition to a different method of royalty and advertising fee collection for our traditional store franchisees. Under the new system, franchisees of TCBY traditional stores will report their net revenues weekly to TCBY, and pay the four percent royalty and three percent advertising fund fees directly to TCBY, based on reported sales. For the time being, non-traditional store franchisees will continue to pay royalties and advertising fund fees through the product surcharge. We also anticipate increasing the royalty and advertising fee rates collected by TCBY to five percent and five percent, respectively.  The increased rates will apply only to franchises operating under the new form of franchise agreement effective on or about April 1, 2005, and TCBY may opt to charge the existing fees for such franchises for a period of time during 2005 while it phases in the higher rates.

Pretzels.  Each new Pretzel Time or Pretzelmaker franchisee typically pays an initial licensing fee of $25,000 per new Pretzel Time store location and is responsible for funding the development of the new store.  The initial investment can vary based on individual operating and location costs. After a store is established, a Pretzel Time franchisee pays weekly royalty fees to Pretzel Time of seven percent of the franchised store’s gross sales for the prior week, and a marketing fee of from one to three percent (currently one percent, but to be increased to one and one-half percent effective approximately April 1, 2005) of such gross sales. Franchisees are required to purchase proprietary dough or dough mix from our authorized suppliers and distributors, which may pay us a rebate based on total franchisee purchases. Pretzelmaker franchisees pay weekly royalty fees to Pretzelmaker of six percent of the franchised store’s gross sales for the prior week, and a marketing fee of from one to three percent (currently one and one-half percent) of such gross sales. However, we anticipate increasing the royalty fee rate collected by Pretzelmaker to seven percent.  The increased rate will apply only to franchises operating under the new form of franchise agreement effective on or about April 1, 2005.  Franchises are typically granted for an initial term of seven years, and franchisees in good standing have an option to renew for an additional seven years upon terms set forth in the then-current form of franchise agreement.

International. Generally, we adopt a master franchise agreement form of relationship for international distribution of our products. A master franchisee is granted the right to develop a minimum number of locations in the defined territory within a certain time period. We determine, on a country-by-country basis, whether we will export proprietary products from the United States to that country or license the production of products locally (possibly to the master franchisee). In addition, we may grant to the master franchisee the distribution rights of certain products in the defined country. The master franchisee generally will receive sub-franchising rights within the country that is the subject of the master franchise agreement. International locations are generally smaller than domestic locations and produce less sales and royalties per location. Revenues from any single country (other than the United States) were not material.  In the aggregate, revenues from international locations for fiscal 2004, 2003 and 2002 were $1.0 million, $1.4 million and $1.1 million, respectively, and represented 1.1 percent, 1.7 percent and 1.1 percent of total revenues, respectively.

Franchisee Training

We believe training the franchisees is a critical component in creating an effective retail environment, and accordingly, each of our brand concepts require new franchisees to complete a training program conducted by our training specialists at our new training facility in Salt Lake City. The initial training programs last from 6-12 days depending on the concept. We also make ongoing training programs available to franchisees to improve their quality and effectiveness, and may require certain franchisees to attend refresher training at our training facilities as part of operational compliance programs. The training programs provide instruction to franchisees regarding equipment use, food preparation and safety, customer service, employee scheduling, methods of controlling operating costs, the management role, the job function of hourly employees and other aspects of retail store operations. Ongoing training courses in new products, standards, and procedures are available at our training facilities throughout the year to all franchisee personnel. While initial training is provided free of charge to new franchisees, we have the right to charge a reasonable fee for refresher or additional training. Franchisees pay their own costs, such as living expenses and travel costs, to attend training.

Franchise Concept Licensing

We have developed a concept licensing program for certain non-mall retail outlets that enables us to enter difficult-to-reach markets and facilitate brand exposure through “presence” and “prestige” marketing. Our licensees duplicate our franchisee store concept and purchase our products from our various approved distributors. Our licensees are generally food service corporations or contract management companies that manage and operate food service in “captive” locations. Our licensees include HMS Host or its successor, which currently has an exclusive license to sell TCBY products in airports and travel plazas under a joint venture agreement with TCBY and Marriott Management Services Corp. and Sodexho U.S.A., Inc. or their successors, which have non-exclusive licenses to sell certain Mrs. Fields products in licensed stores that they develop and operate in specified locations where they provide food services, such as commercial buildings or complexes, under a month-to-month extension of trademark license agreements with a predecessor of MFOC. These licensed locations are included in our franchising business segment rather than in our licensing business segment.

Gifts

We market a variety of freshly baked cookies, brownies, candies and other gift items under our Mrs. Fields brand name on the Internet and through gift catalogs. We began our gifts business with two product offerings. In 2001, we moved our gifts operations into a new production facility, which tripled capacity. In fiscal 2004, we mailed approximately 9.3 million catalogs, generated revenues of $25.8 million and carried more than 250 gifts ranging from customized cookie tins with company logos to birthday towers filled with cookies, brownies and jellybeans. Our gifts business segment is run through Mrs. Fields Gifts, Inc., our separate, wholly owned subsidiary for gifts operations. The gifts segment has five direct sales channels: Internet, telephone, online affiliate programs, strategic partnerships/corporate accounts and supply licensing.

Internet.  We launched our Mrs. Fields website in 1997, and during fiscal 2004 approximately 35 percent of all sales in the gifts segment originated from our website. Our website allows each customer to establish an account and track each order. Our principal URL is at www.mrsfields.com.

Telephone.  Customers also may place orders using a toll-free telephone number “1-800-COOKIES.” While sales from telephone orders continue to be a significant portion of our gifts segment’s revenues, as a percentage of total sales in the gifts segment, they have decreased as customers have migrated to the Internet.

Online Affiliate Programs.  In July 2001, we launched an online affiliate program with one of the largest pay-for-performance affiliate marketing networks on the Internet. We now have over 11,000 affiliates who have a text link or banner on their website to www.mrsfields.com. We compensate online affiliates on a commission basis for each sale that originates from its website.

Strategic Partnerships/Corporate Accounts.  We have a number of partnerships with large online and catalog retailers that advertise Mrs. Fields brand products to their customers for gifting purposes. Gifts are sold to partners at wholesale prices. The partners are responsible for shipping to the ultimate customer, advertising and customer service costs involved with the Mrs. Fields gift program. We also have corporate gift relationships with a number of large companies who use Mrs. Fields brand products to motivate employees and reward customers.

Supply Licensing.  We currently have arrangements with United Airlines under which we sell cookies to the airline to promote our Mrs. Fields brand and products to their first-class customers. For purposes of our financial reporting segments, these licenses are deemed to be part of our gifts business segment rather than part of our licensing business segment.

In January 2005, we engaged a consulting firm with significant experience in the direct marketing industry to assist us in preparing a three to five year strategic plan to promote the growth of our gifts business segment. We expect to incur expenses of approximately $800,000 for these services.

Licensing

Over the past few years, we have pursued a “branding” strategy, using the registered trademarks of Mrs. Fields and TCBY brands to reinforce the brand with consumers and improve market share.  Branded products target traditional mass market and retail locations, complementing our existing businesses.  Examples of licenses granted to third parties include those for Mrs. Fields pre-packaged and ready-to-eat cookies, chocolate chips, boxed chocolates, gourmet glazed popcorn, and other dry mixes.  Additionally, TCBY directly wholesales certain frozen yogurt novelty items to the supermarket, drugstore and mass merchandise markets.

Our largest licensee of Mrs. Fields branded products is Shadewell Grove IP, LLC (“Shadewell”).  Shadewell has licenses to develop, manufacture and distribute ready-to-eat shelf stable cookie products utilizing the Mrs. Fields trademarks, service marks and trade names through retail distribution channels and designated food service distribution channels.  Shadewell also has a license to market and distribute high quality, pre-packaged chocolate chips utilizing the Mrs. Fields trademarks, service marks and trade names through designated retail distribution channels.  During 2004, royalties earned from these licenses were approximately $3.1 million.

On December 24, 2004, we terminated a license agreement with Shadewell to market and distribute high quality, frozen cookie dough products utilizing the Mrs. Fields trademarks, service marks and trade names to the food away from home industry through designated food service distribution channels.  Among other reasons, we pursued the termination of this license to better align our interests with those of our franchisees.  We paid Shadewell a termination fee of approximately $1.1 million and in return received from Shadewell an indemnification and release of any and all claims arising from the license agreement.  During 2004, royalties earned from this license were less than $100,000.

On December 24, 2004, we entered into another license agreement with Shadewell to market and distribute pre-packaged, ready-to-eat shelf stable brownies and ready-to-eat shelf stable dessert toppings and syrups, each utilizing the Mrs. Fields trademarks, service marks and trade names through designated retail distribution channels.  Shadewell has until the end of calendar year 2006 to commence distribution of these products.  In addition, Shadewell does not pay royalties for one year from the date these products are first shipped.  Therefore, we may not earn any royalties from this license until fiscal 2008.

During 2004, we entered into two new license agreements with two new licensees.  On October 20, 2004, we entered into a license agreement with a licensee to market and distribute certain high quality baking mixes utilizing the Mrs. Fields trademarks, service marks and trade names through designated retail distribution channels.  On November 8, 2004, we entered into a license agreement with a licensee to develop, manufacture and distribute certain high quality, yogurt covered pretzel products utilizing certain TCBY trademarks, service marks and trade names through designated retail distribution channels.  The initial term of these licenses is five years and began on January 1, 2005.  Therefore, we expect to earn royalties from these licenses in fiscal 2005.

Geographic Information

Revenues from franchisees, customers and licensees within the United States were $86.1 million, $80.6 million and $94.3 million for fiscal 2004, 2003 and 2002, respectively, and represented 98.9 percent, 98.3 percent and 98.9 percent of total revenues for fiscal 2004, 2003 and 2002, respectively.  Revenues from international franchisees, customers and licensees were $1.0 million, $1.4 million and $1.1 million for fiscal 2004, 2003 and 2002, respectively, and represented 1.1 percent, 1.7 percent and 1.1 percent of total revenues for fiscal 2004, 2003 and 2002, respectively.  Revenues from any single foreign country were not material.  Providing geographical information regarding long-lived assets is impracticable.

Intellectual Property

We are the holder of numerous trademarks that have been federally registered in the United States and in other countries located throughout the world. We are a party to disputes with respect to trademarks in some foreign jurisdictions, none of which, in the opinion of management, is material to our business, financial condition or results of operations.

As of January 1, 2005, we held approximately 90 federal trademark registrations in the United States and approximately 510 trademark registrations in approximately 103 countries and other jurisdictions outside the United States. The trademarks consist of various brand and product names and logos. We have also registered numerous domain names which correspond to our brand and product names. Trademarks are registered under United States laws for initial periods of 6 to 10 years and in other countries for initial periods of 7 to 20 years, and at any time, we may have trademarks whose registration will soon expire and must be renewed. Under some of our license agreements, our licensees receive the rights to use our recipes, proprietary products and/or our registered trademarks. We view our trademarks and the ability to license them to third parties, as some of our most valuable assets.

We have pending, or are in the process of filing, applications for trademark registrations in a number of foreign countries. In some of these countries it may not be possible to register the name TCBY where the laws do not permit the registration of acronyms. Similarly, registering offices in some jurisdictions may refuse to register the mark THE COUNTRY’S BEST YOGURT® by taking the position that it is merely descriptive of the product. In a few foreign countries, unrelated third parties have filed applications for registration of TCBY and similar trademarks. Upon discovery of such filings, we routinely contest such applications to preserve our ability to register our trademarks in those countries or to protect our existing registrations.

Employees

As of January 1, 2005, we had approximately 824 employees, including approximately 562 temporary seasonal employees whose positions are largely on-call or part-time.  We typically employ seasonal labor in connection with our gifts operations in the fourth quarter in response to increased demand around the holidays, which can more than double our workforce during that period. None of our employees are covered by collective bargaining agreements, and very few employees, other than some employees engaged in our gifts and manufacturing operations, are paid minimum wage.

As of January 1, 2005, of our 824 employees, 70 employees provided certain management functions to MFOC in return for a fee in accordance with the provisions of a management agreement with MFOC.  This number should decrease as MFOC reduces its store operations. It is intended that this management agreement will continue in effect until the expiration of all store leases for MFOC’s company-owned stores.

Seasonality

Our sales and contribution from franchisees’ store operations is highly seasonal, but our various brands experience counteracting seasonal effects. Our cookie and pretzel stores, primarily located in malls, tend to mirror customer traffic flow trends in malls, which increases significantly during the fourth quarter, primarily between Thanksgiving and the end of the calendar year. Holiday gift purchases also are a significant factor in increased sales in the fourth quarter. However, TCBY stores and products experience their strongest sales periods during the warmer months from late Spring through early Fall.  Franchising segment revenues for each quarter as a percentage of total franchising segment revenues for the fiscal year ended January 1, 2005 were 23.3 percent for the first quarter, 27.2 percent for the second quarter, 25.2 percent for the third quarter and 24.3 percent for the fourth quarter.

Our sales and contribution from our gifts segment is highly seasonal primarily due to holiday gift purchases that increase sales in the fourth quarter. Sales and segment contribution in the fourth quarter of 2004 were $13.0 million and $3.1 million, respectively, which represents 50.3 percent and 59.6 percent, respectively, of total sales and contribution of the gifts segment for the year ended January 1, 2005.

Customers

Our franchising segment is not dependent upon any single franchisee.

Our gifts segment has one customer that accounted for $4.2 million, $3.0 million and $2.2 million, or 16.2 percent, 17.2 percent and 17.2 percent of revenues of the gifts segment for the years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively.

Our licensing segment has one licensee that accounted for $3.1 million, $3.5 million and $3.8 million, or 62.7 percent, 63.1 percent and 83.7 percent of the revenues of the licensing segment for the years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively.

Competition

We compete for customers with other cookie, pretzel, yogurt and ice cream retailers, as well as other confectionery, sweet snack and specialty food retailers, including cinnamon rolls, baked goods and candy shops. The specialty retail food and snack industry is highly competitive with respect to price, service, location and food quality, and there are many well-established competitors with greater resources than ours. We compete with these retailers on the basis of price, quality, location and service. We face competition from a wide variety of sources, including such companies as Cinnabon, Auntie Anne’s Soft Pretzels, Ben & Jerry’s Homemade, Haagen-Dazs and Baskin-Robbins 31 Flavors.

In our mall based and captive locations, we tend to compete with a wide variety of food retailers, including both quick service restaurants and, to a lesser extent, sit-down dining establishments and centrally located “food courts.” In our strip mall and stand-alone retail stores, our competition tends to be with other food retailers within a geographical radius of our franchisees’ stores, which vary based on store location.

Our gifting segment competes for customers primarily with other food gifting and mail order companies.  The food gifting and mail order industry is highly competitive with respect to quality, freshness, selection, uniqueness, customer service and, to a lesser extent, price.  There are many well-established competitors with greater resources than ours.  Our competitors include Cheryl and Company, Harry and David, Omaha Steaks, Hershey’s Gifts and Mrs. Beasley’s.

Environmental Matters

We are not aware of any federal, state, or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures.  However, we cannot predict the effect on our operations of possible future environmental legislation or regulations.  During 2004, we did not incur any material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Backlog orders

We do not have significant backlog orders.

Additional information

We are subject to the informational requirements of the Securities Exchange Act of 1934.  Accordingly, we file periodic reports and other information with the Securities and Exchange Commission.  We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available through our Internet site, www.mrsfields.com as soon as reasonably practicable after electronically filing such materials with the Securities and Exchange Commission.  They may also be obtained by writing to Mrs. Fields Famous Brands at 2855 East Cottonwood Parkway, Salt Lake City, UT 84121.  In addition, you may obtain copies of these reports through the Securities and Exchange Commission website at http://www.sec.gov or by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 800-SEC-0330.

Item 2.  Properties

We currently lease approximately 43,000 square feet of office space in Salt Lake City, Utah, which is used as our corporate headquarters and franchisee support center. MFOC uses undivided portions of the space as corporate headquarters pursuant to a sublease between MFOC and us. We also currently lease approximately 65,000 square feet of space in multiple other locations in Salt Lake City, Utah for product development, training and gifts operations. We currently own the Great American Cookie Company batter production facility, located in a building of approximately 32,000 square feet in Atlanta, Georgia. In addition, we lease approximately 5,200 square feet of warehouse space in Atlanta, Georgia, which we use for raw material and supply dry storage. We own substantially all of the equipment used in these facilities.

Item 3.  Legal Proceedings

We and our products are subject to regulation by numerous governmental authorities, including without limitation, federal, state and local laws and regulations governing franchising, health, sanitation, environmental protection, safety and hiring and employment practices.

In the ordinary course of business, we are involved in routine litigation, including franchise disputes and trademark disputes. We are not a party to any legal proceedings (including the matter described below) which, in the opinion of management, after consultation with legal counsel, is material to our business, financial condition or operations.

Our indirect subsidiary, TCBY of Ireland, Inc., was the defendant in a recently concluded case captioned Advanced Food Concepts, Ltd. et al. v. William P. Creasman, et al., Case No. 401-CV-00-117JMM, filed in the U.S. District Court for the Eastern District of Arkansas (the “Court”). This complaint was filed in 2001 by two former franchisees against TCBY of Ireland and other corporate and individual defendants, but all defendants were subsequently dismissed with the exception of TCBY of Ireland, Inc., the franchisor party under a Transnational Master License Agreement entered into with certain of the plaintiffs and others.

The plaintiffs sought damages in excess of $70 million in connection with TCBY of Ireland’s performance under and termination of the Transnational Master License Agreement. On August 4, 2004, the Court granted TCBY of Ireland’s Motion for Summary Judgment on all remaining counts of the complaint. Plaintiffs subsequently filed various motions, including a motion for reconsideration, which the Court denied, and TCBY of Ireland filed a motion for attorneys fees and costs pursuant to Arkansas law.  On February 7, 2005, the parties entered into a settlement agreement whereby plaintiffs agreed to pay defendants a negotiated sum for attorneys fees, and the parties agreed not to appeal the Court’s rulings.  On February 14, 2005, the Court entered its order dismissing the case with prejudice in accordance with the settlement agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information and Number of Stockholders

We are a wholly owned subsidiary of Mrs. Fields’ Original Cookies, Inc. (“MFOC”).  There is no established trading market for MFOC’s or our common equity.

Dividends

For each of the three fiscal years in the period ended January 1, 2005, we did not declare or pay cash dividends; however, we did pay MFC $1.5 million and $7.1 million during fiscal years 2004 and 2003, respectively, for income taxes under a prior tax sharing agreement.  Our ability to declare or pay cash dividends is restricted by the indenture pertaining to our Senior Secured Notes.  For a description of these restrictions, see Note 3 to our consolidated financial statements contained elsewhere in this report.

Item 6.  Selected Financial Data

The following table presents our historical financial data as of the dates and for the periods indicated.  We operate using a 52/53-week year ending on the Saturday closest to December 31. Fiscal 2003 includes 53 weeks; whereas, all other fiscal years include 52 weeks.  The selected historical financial data at January 1, 2005, January 3, 2004, December 28, 2002 and December 29, 2001 and for fiscal years 2004, 2003, 2002 and 2001 have been derived from our audited consolidated financial statements.  The selected historical financial data at December 30, 2000 and for fiscal 2000 are derived from our unaudited consolidated historical financial statements.  The selected historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and the related notes, contained elsewhere in this report on Form 10-K.

	Fiscal Year Ended
	January 1, 2005	January 3, 2004	December 28, 2002	December 29, 2001	December 30, 2000
Income Statement Data:
Net revenues	$87,060	$81,988	$95,392	$99,802	$77,992
Income from continuing operations before provision for income taxes and cumulative effect of accounting change	4,816	6,916	10,881	(8,327)	(9,265)
Balance Sheet Data (at end of period):
Total assets	$181,781	$162,602	$170,656	$216,644	$284,846
Total debt (including capital lease obligations)	196,210	185,762	187,776	204,426	208,408

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We are one of the largest franchisors in the premium snack-food industry, featuring Mrs. Fields, Great American Cookie Company, TCBY, Pretzel Time and Pretzelmaker as our core brands. Through our franchisees’ retail stores, we are the largest retailer of freshly baked on-premises specialty cookies and brownies in the United States of America (the “United States”); the largest retailer of soft serve frozen yogurt in the United States; and the second largest retailer of baked on-premises pretzels in the United States. In addition, we operate a profitable gifts business and have entered into licensing arrangements that attempt to leverage awareness of our core brands among our retail customer base. We operate through a network of 2,688 retail concept locations, which are located throughout the United States and in approximately 30 foreign countries.

Our business is divided into three primary business segments for financial reporting purposes: franchising, gifts and licensing, which represented 64.2 percent, 29.7 percent and 5.7 percent of total revenues, respectively, for the year ended January 1, 2005.

As of January 1, 2005, our store portfolio consisted of 2,145 domestic franchised locations, 338 international franchised locations and 205 licensed locations. By brand, our franchisees’ and licensees’ concept locations are distributed as follows:

	Domestic Franchised	International Franchised	Licensed Locations	Total
Mrs. Fields	386	82	53	521
Great American	281	1	1	283
Original Cookie	—	—	7	7
Cookie subtotal	667	83	61	811

Pretzel Time	221	7	5	233
Pretzelmaker	157	40	3	200
Hot Sam	—	—	11	11
Pretzel subtotal	378	47	19	444
Bakery brands subtotal	1,045	130	80	1,255

TCBY – traditional stores	469	—	—	469
TCBY – non-traditional stores	631	208	125	964
TCBY brands subtotal	1,100	208	125	1,433

Total	2,145	338	205	2,688

The above table counts each concept location individually. For example, if a physical location had a Mrs. Fields store and a Pretzel Time store together, this would be counted as two concept locations in the table above. If actual physical stores were counted, rather than concept locations, total store counts would be reduced by 302 locations to 2,386.

MFOC and certain of its subsidiaries own approximately 102 franchised and licensed retail concept locations, representing 3.8 percent of the total retail concept locations as of January 1, 2005. During the year ended January 1, 2005, we recognized $2.8 million of franchise royalties and $2.9 million of product sales relating to the retail concept locations owned by MFOC. MFOC expects that most of these retail concept locations will be sold to new and current franchisees or will be closed during fiscal 2005.

During the three-year period from December 29, 2001 to January 1, 2005, our store portfolio declined from 3,607 concept locations to 2,688 concept locations, as follows:

	Domestic Franchised	International Franchised	Licensed Locations	Total
Balance, December 29, 2001	2,794	399	414	3,607
New development openings	222	43	11	276
Permanent closings	(453)	(76)	(108)	(637)
Other openings, net	29	—	9	38
Balance, December 28, 2002	2,592	366	326	3,284
New development openings	203	48	7	258
Permanent closings	(410)	(38)	(71)	(519)
Other openings, net	(5)	2	7	4
Balance, January 3, 2004	2,380	378	269	3,027
New development openings	147	57	2	206
Permanent closings	(397)	(97)	(62)	(556)
Other openings, net	15	—	(4)	11
Balance, January 1, 2005	2,145	338	205	2,688

Of the 1,712 permanent closings between December 29, 2001 and January 1, 2005, 58.9 percent related to TCBY brand non-traditional locations, 11.2 percent related to TCBY brand traditional locations, 19.0 percent related to bakery concept locations owned by franchisees other than MFOC and 10.9 percent related to retail concept locations owned by MFOC.

Of the 556 permanent closings between January 3, 2004 and January 1, 2005, 65.1 percent related to TCBY brand non-traditional locations, 11.0 percent related to TCBY brand traditional locations, 17.8 percent related to bakery concept locations owned by franchisees other than MFOC and 6.1 percent related to retail concept locations owned by MFOC.

Numerous factors have contributed to this declining store count over the past three fiscal years.  Some of the more significant factors may include the negative, widespread effects of September 11, 2001 on the retail climate, particularly upon small, single-store and mall-based operators, several significant shifts in consumer tastes and preferences, and challenges faced by some franchises in lower volume, non-traditional venues, primarily in the TCBY franchise system.  We believe our current business strategies, described in more detail in Item 1 of this annual report on Form 10-K, will stabilize our store base and address many of these factors by increasing the rate of new openings of franchised locations; developing new products and menu items designed to align our concepts with consumer preferences; creating incentives for qualified, existing franchisees to open new stores; and implementing initiatives to improve operations and customer service at existing locations.

Throughout this discussion, we refer to the total weeks that our franchised locations operate in any given period as “franchised unit weeks” and use that term comparatively when describing factors that may affect performance.    Fewer franchised locations translate naturally to fewer total franchised unit weeks that our franchisees operate and contribute revenues to us.  Other occurrences or considerations, such as the fact that our fiscal year sometimes includes 53 weeks instead of the standard 52, may increase the relative number of total weeks from period to period.  Because the TCBY system is comprised of both larger, traditional locations and a significant number of smaller, non-traditional locations, we measure franchise unit weeks a bit differently for the TCBY system, based on our calculation that it takes approximately three average non-traditional locations to equal the revenues of one average traditional location.  We therefore refer to “traditional equivalent unit weeks” to describe the total number of weeks that TCBY franchised locations operate in any given period, adjusted to account for the different impact that non-traditional TCBY store openings and closings may have on the system when compared to similar events affecting traditional TCBY stores.

Recent Developments

Reorganization and Refinancing

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

On August 23, 2004, we completed an offer to exchange an aggregate principal amount of up to $80.7 million of our 9 percent Senior Secured Notes which were registered under the Securities Act of 1933, as amended, for a like principal amount of our issued and outstanding 9 percent Senior Secured Notes from the registered holders thereof, and an aggregate principal amount of up to $115.0 million of our 11 ½ percent Senior Secured Notes which were registered under the Securities Act of 1933, as amended, for a like principal amount of our issued and outstanding 11 1/2 percent Senior Secured Notes from the registered holders thereof. All of the original Senior Secured Notes were tendered and exchanged as a result of this offer.

Increased Investment in Brands

During the fiscal year ended January 1, 2005, we incurred expenses of $3.0 million related to brand investment initiatives.  There were no such expenses in the prior year.  These expenses for brand investment initiatives for the year ended January 1, 2005 included increased advertising and promotion of the TCBY brand and its products, including the introduction during the second quarter of several flavors of “low carb” yogurt at most of our TCBY traditional franchised retail stores of approximately $1.1 million, initial expenses relating to the reconcepting of TCBY of approximately $500,000 and expenses relating to other TCBY initiatives of $300,000. We also incurred expenses relating to brand investment initiatives of our bakery brands of $1.0 million and our gifts business segment of $100,000.  During fiscal 2005, we intend to invest an additional $3.0 million in advertising, promotions and brand building initiatives.

Termination of License Agreement

On December 24, 2004, we terminated a license agreement with Shadewell Grove IP, LLP (“Shadewell”) to market and distribute high quality, frozen cookie dough products utilizing the Mrs. Fields trademarks, service marks and trade names to the food away from home industry through designated food service distribution channels.  Among other reasons, we pursued the termination of this license to better align our interests with those of our franchisees.  We paid Shadewell a termination fee of approximately $1.1 million and in return received from Shadewell an indemnification and release of any and all claims arising from the license agreement.  The termination fee was recorded in licensing expenses in the consolidated statement of operations for the year ended January 1, 2005.

New License Agreements

During the fourth quarter 2004, we entered into two new license agreements with two new licensees.  On October 20, 2004, we entered into a license agreement with a licensee to market and distribute certain high quality baking mixes utilizing the Mrs. Fields trademarks, service marks and trade names through designated retail distribution channels.  On November 8, 2004, we entered into a license agreement with a licensee to develop, manufacture and distribute certain high quality, yogurt covered pretzel products utilizing certain TCBY trademarks, service marks and trade names through designated retail distribution channels.  The initial term of each of these licenses is five years commencing on January 1, 2005.  Therefore, we expect to earn royalties from these licenses in fiscal 2005.

On December 24, 2004, we entered into another license agreement with Shadewell to market and distribute pre-packaged, ready-to-eat shelf stable brownies and ready-to-eat shelf stable dessert toppings and syrups, each utilizing the Mrs. Fields trademarks, service marks and trade names through designated retail distribution channels.  Shadewell has until the end of calendar year 2006 to commence distribution of these products.  In addition, Shadewell does not pay royalties for one year from the date these products are first shipped.  Therefore, we may not earn any royalties from this license until fiscal 2008.

Carve-Out Accounting

The historical consolidated financial statements included in Item 8 of this report on Form 10-K reflect, for the periods indicated, the financial condition, results of operations and cash flows of the businesses transferred or contributed from MFOC and TCBY to us. The consolidated financial statements assume that the Company, for all periods presented, had existed as a separate legal entity with the following four business segments: franchising, licensing, gifts and retail food sales. The consolidated financial statements, which have been carved out from the consolidated financial statements of MFOC and TCBY using the historical results of operations and assets and liabilities of these businesses and activities and which exclude the company-owned stores segment of MFOC, reflect the accounting policies adopted by MFOC and TCBY in the preparation of their consolidated financial statements and thus do not necessarily reflect the accounting policies which we might have adopted had we been an independent company. The historical consolidated financial statements of the Company include those accounts specifically attributable to the Company, substantially all of the indebtedness of MFOC and TCBY, and allocations of expenses relating to shared services and administrative functions incurred at MFOC.

Historically, MFOC has not allocated its various corporate overhead expenses, and common general and administrative expenses to its operating business units. However, an allocation of such expenses has been included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss). MFOC’s general and administrative expenses represent portions of MFOC’s corporate functions such as human resources, legal, accounting and finance, treasury and information technology systems, that have been allocated to us based on percentage of labor hours devoted by the functional department. These allocated costs are not necessarily indicative of the costs that we would have incurred had we operated as an independent, stand-alone entity for all periods presented.

Our cash balance at January 3, 2004 includes cash accounts specifically attributable to us plus an allocated portion of cash included in MFOC’s centralized cash management systems. Accordingly, our cash at January 3, 2004 may not be representative of what it would have been if we were an independent company.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section is presented as if we had existed as a stand-alone company on a historical basis and should be read in conjunction with the consolidated financial statements and the accompanying notes to the consolidated financial statements included in Item 8 of this report on Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, certain information relating to our operations and percentage changes from period to period. We operate using a 52/53-week year ending on the Saturday closest to December 31. Fiscal 2003 includes 53 weeks; whereas, fiscal 2004 and fiscal 2002 include 52 weeks.

	For the Fiscal Year Ended
	January 1, 2005	January 3, 2004	% Change	December 28, 2002	% Change
	(Dollars in thousands)
Statement of Operations Data:
REVENUES:
Franchising	$55,913	$58,645	(4.7)	$61,332	(4.4)
Retail food sales	—	—	NM	16,606	NM
Gifts	25,849	17,405	48.5	12,628	37.8
Licensing	4,945	5,464	(9.5)	4,566	19.7
Other	353	474	(25.5)	260	82.3
Total revenues	87,060	81,988	6.2	95,392	(14.1)
OPERATING COSTS AND EXPENSES:
Franchising	21,893	20,040	9.2	20,662	(3.0)
Cost of sales – retail food	—	—	NM	15,212	NM
Gifts	20,733	13,207	57.0	9,778	35.1
Licensing	1,516	1,155	31.3	143	707.7
General and administrative	9,727	10,811	(10.0)	12,129	(10.9)
Stock compensation expense	75	50	50.0	134	(62.7)
Costs associated with debt refinancing	249	684	(63.6)	—	NM
Depreciation	1,221	1,973	(38.1)	1,905	3.6
Amortization	2,832	1,780	59.1	1,784	(0.2)
Other operating expenses (income), net	147	331	(55.6)	(2,563)	(112.9)
Total operating costs and expenses	58,393	50,031	16.7	59,184	(15.5)
Income from operations	28,667	31,957	(10.3)	36,208	(11.7)
Interest expense, net	(24,905)	(25,041)	(0.5)	(25,327)	(1.1)
Other income	1,054	—	NM	—	NM
Income from continuing operations before provision for income taxes and cumulative effect of accounting change	4,816	6,916	(30.4)	10,881	(36.4)
Provision for income taxes	2,254	2,403	(6.2)	4,365	(44.9)
Income from continuing operations before cumulative effect of accounting change	2,562	4,513	(43.2)	6,516	(30.7)
Income (loss) from discontinued operations (net of income taxes of $65, $158 and $44, respectively)	104	255	(59.2)	(288)	NM
Income before cumulative effect of accounting change	2,666	4,768	(44.1)	6,228	(23.4)
Cumulative effect of accounting change	—	—	NM	(35,175)	NM
Net income (loss)	$2,666	$4,768	(44.1)	$(28,947)	116.5

Cash flows from operating activities	$7,437	$15,155	(50.9)	$24,296	(37.6)
Cash flows from investing activities	$195	$(220)	NM	$(1,342)	83.6
Cash flows from financing activities	$10,918	$(16,525)	NM	$(22,097)	25.2

Fiscal Year Ended January 1, 2005 (Fiscal 2004)

Compared to the Fiscal Year Ended January 3, 2004 (Fiscal 2003)

Income From Operations—Overview.  Income from operations was $28.7 million for fiscal 2004, a decrease of $3.3 million or 10.3 percent, from $32.0 million for fiscal 2003. This decrease was primarily attributable to a decrease in contribution from our franchising segment of $4.6 million, which was primarily attributable to $2.9 million of expenses incurred for brand investment initiatives, a decrease in franchising revenues of $2.7 million as a result of fewer franchised unit weeks, partially offset by a decrease in other direct franchising expenses of $1.0 million. In addition, our licensing contribution decreased $900,000 primarily as a result of a termination fee paid to Shadewell to terminate a license agreement for Mrs. Fields branded frozen cookie dough for the food service industry and depreciation and amortization expense increased $300,000.  These reductions in operating income of $5.8 million were partially offset by an increase in contribution from our gifts segment of $900,000 and decreases in general and administrative expenses of $1.1 million, costs associated with our debt refinancing of $400,000 and other operating expenses of $100,000.

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

	Fiscal Year Ended
Reporting Segment	January 1, 2005	January 3, 2004	% Change
	(Dollars in thousands)

Franchising	$34,020	$38,605	(11.9)
Gifts	5,116	4,198	21.9
Licensing	3,429	4,309	(20.4)
Total segment contribution	$42,565	$47,112	(9.7)

Franchising

Franchising Revenues.  Franchising revenues were $55.9 million for fiscal 2004, a decrease of $2.7 million or 4.7 percent, from $58.6 million for fiscal 2003. This decrease was principally due to a $1.5 million or 7.6 percent decrease in revenues from our TCBY franchise system as a result of approximately 5,300 or 12.1 percent fewer traditional equivalent unit weeks and $1.2 million or 3.2 percent decrease in revenues from our bakery franchise system as a result of approximately 4,700 fewer franchised unit weeks or 7.8 percent.

The decrease in our TCBY franchise system revenues was principally comprised of decreases in product formulation revenues generated by purchases of TCBY products by franchisees of $1.0 million or 8.6 percent, royalties of $400,000 or 6.6 percent and initial franchise fees of $100,000 or 11.3 percent.

The decrease in our bakery franchise system revenues was principally comprised of decreases in initial franchise fees of $600,000 or 27.8 percent, product formulation revenues generated by purchases of certain bakery products by franchisees of $400,000 or 9.1 percent and royalties of $500,000 or 2.1 percent, partially offset by increases in sales of products by our Great American Cookie batter facility to our franchisees of $200,000 and other bakery franchising revenues of $100,000.

Franchising Expenses.  Franchising expenses were $21.9 million for fiscal 2004, an increase of $1.9 million or 9.2 percent, from $20.0 million for fiscal 2003. This increase was principally due to increases in expenses for brand investment initiatives of $2.9 million, operating costs associated with our Great American Cookie batter facility of $900,000 principally due to rising raw ingredients costs, product development expenses of $300,000, and franchisee training expenses of $100,000, partially offset by reductions in franchise development and selling expenses of $1.1 million, franchise operations and supervision expenses of $1.0 million and marketing and advertising expenses of $200,000.

Franchising Contribution.  The decrease in franchising contribution of $4.6 million or 11.9 percent was principally due to decreases in franchise revenues through our TCBY franchise system of $1.5 million and our bakery franchise system of $1.2 million as a result of approximately 10,000 fewer franchised unit weeks and increases in expenses incurred for brand investment initiatives of $2.9 million, operating expenses associated with our Great American Cookie batter facility of $900,000,  product development expenses of $300,000, and franchisee training expenses of $100,000, partially offset by reductions in franchise development and selling expenses of $1.1 million, franchise operations and supervision expenses of $1.0 million and marketing and advertising expenses of $200,000.

Gifts

Gifts Revenues.  Gifts revenues were $25.8 million for fiscal 2004, an increase of $8.4 million or 48.5 percent, from $17.4 million for fiscal 2003. Gifts revenues consist of sales through our catalog and website as well as affiliations with other websites and sales to large corporate accounts for gifting purposes and commercial airlines.  The increase in revenues in fiscal 2004 was due to increases in sales through our catalogs and website of $6.8 million or 64.0 percent, significant corporate accounts of $1.1 million or 38.2 percent and our affiliations with other websites of $700,000 or 26.4 percent, partially offset by a reduction in sales to commercial airlines of $200,000 or 24.2 percent.

Gifts Expenses.  Gifts expenses were $20.7 million for fiscal 2004, an increase of $7.5 million or 57.0 percent, from $13.2 million for fiscal 2003. This increase in expenses was due to increases in cost of sales of $4.4 million associated with the increased sales volume and increased cost of product, advertising and marketing expenses of $2.2 million due to increased circulation of catalogs, salaries and wages expenses of $300,000, banking and credit card fees of $200,000 due to increased sales volume, expenses incurred for brand investment initiatives of $100,000 and other operating expenses of $300,000.

Gifts Contribution.  The increase in gifts contribution of $900,000 or 21.9 percent was primarily attributable to an increase in gifts sales of $8.4 million partially offset by an increase in gifts operating expenses of $7.5 million.  Gifts contribution as a percent of gifts revenues was 19.8 percent for fiscal 2004 compared to 24.1 percent for fiscal 2003.  This decrease in contribution margin was primarily due to increased advertising and marketing expenses due to increased circulation of catalogs which increased this expense from 13.5 percent of sales in fiscal 2003 to 17.5 percent of sales in fiscal 2004.

Licensing

Licensing Revenues.  Licensing revenues were $4.9 million for fiscal 2004, a decrease of $500,000 or 9.5 percent, from $5.4 million for fiscal 2003. This decrease was due to decreases in licensing royalties earned under our licensing agreement for the sale of TCBY frozen food specialty products through retail channels of $500,000.

Licensing Expenses.  Licensing expenses were $1.5 million for fiscal 2004, an increase of $400,000 or 31.3 percent, from $1.1 million for fiscal 2003. This increase was due to a termination fee of approximately $1.1 million paid to Shadewell to terminate a license agreement for the sale of Mrs. Fields branded frozen cookie dough through certain food service distribution channels, partially offset by reduced licensing expenses of $700,000 incurred under our licensing agreement for TCBY frozen food specialty products and marketing and spoilage allowances that were incurred in fiscal 2003 as a result of distribution through a retail chain.  This distribution channel was terminated in 2003.

Licensing Contribution.  The decrease in licensing contribution of $900,000 or 20.4 percent was primarily due to decreased royalties of $500,000 and the termination fee of approximately $1.1 million paid to Shadewell to terminate the frozen dough license, partially offset by the decrease in licensing expenses of $700,000.

Other

General and Administrative Expense.  General and administrative expenses were $9.7 million for fiscal 2004, a decrease of $1.1 million or 10.0 percent, from $10.8 million for fiscal 2003.   This decrease was primarily due to decreases in professional and legal fees of $600,000, severance costs associated with the terminations of certain members of our executive management team of $300,000, health insurance costs of $300,000 and banking fees of $200,000, partially offset by increases in property and casualty insurance expenses of $200,000 and workers compensation insurance expenses of $100,000.

Costs Associated with Debt Refinancing.  We incurred $13.9 million of costs that were directly related to our debt refinancing completed on March 16, 2004. Generally, these costs would be deferred and amortized as interest expense over the term of the borrowings. However, approximately $5.0 million of these costs related to the exchange in March 2004 of $80.7 million of the existing senior notes for $80.7 million of the newly issued 9 percent Senior Secured Notes. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” these costs were expensed net of the gain recognized on retirement of the senior notes of $4.8 million.

Depreciation and Amortization Expense.  Total depreciation and amortization expense was $4.1 million for fiscal 2004 and $3.8 million for fiscal 2003. Depreciation expense was $1.2 million for fiscal 2004, a decrease of $800,000 or 38.1 percent, from $2.0 million for fiscal 2003. This decrease was principally due to the write-off of equipment relating to distribution of TCBY yogurt product in convenience stores in the third quarter of 2003. Amortization expense was $2.8 million for fiscal 2004, an increase of $1.0 million or 59.1 percent from $1.8 million for fiscal 2003. This increase was due to the amortization associated with the TCBY trade names and recipes, which were previously considered to be indefinite lived assets and are now amortized over a 15 year life.

Interest Expense, Net.  Interest expense, net was $24.9 million for fiscal 2004, a decrease of $100,000 or 0.5 percent, from $25.0 million for fiscal 2003. This decrease was primarily due to lower interest expense incurred as a result of the refinancing of our debt in March 2004 resulting in a lower effective interest rate on our outstanding debt for fiscal 2004 compared to the effective interest rate on our outstanding debt for fiscal 2003.  This decrease was partially offset by the write-off of deferred loan costs of $2.7 million associated with our previous debt. These deferred loan costs were written off due to the completion of our debt refinancing on March 16, 2004.

Other Income.  Other income was $1.1 million for fiscal 2004. Other income represents gain on the sale of certain equity warrants of Nonni’s Food Company, a predecessor-in-interest to Shadewell.

Consolidated Financial Condition.  Total assets at January 1, 2005 were $181.8 million, an increase of $19.2 million or 11.8 percent, from $162.6 million at January 3, 2004. This increase was primarily attributable to increases in cash and cash equivalents of $18.6 million, net deferred loan costs of $3.7 million, inventories of $700,000 and net property and equipment of $300,000, partially offset by decreases in accounts receivable of $1.0 million, net trademarks and other intangible assets of $2.7 million and deferred tax assets of $400,000.

Total liabilities at January 1, 2005 were $225.3 million, an increase of $6.9 million or 3.1 percent, from $218.4 million at January 3, 2004. This increase was primarily due to an increase in long-term debt of $10.0 million, accrued liabilities of $1.4 million and capital lease obligations of $500,000, partially offset by decreases in accounts payable of $2.4 million, deferred revenues of $900,000, deferred tax liability of $900,000, amounts due to affiliates of $400,000 and liabilities of discontinued operations of $400,000.

Fiscal Year Ended January 3, 2004 (Fiscal 2003)

Compared to the Fiscal Year Ended December 28, 2002 (Fiscal 2002)

Income From Operations—Overview.  Income from operations was $32.0 million for fiscal 2003, a decrease of $4.2 million or 11.7 percent, from $36.2 million for fiscal 2002. This decrease was primarily attributable to decreases in contribution margin from franchising of $2.1 million, from retail food sales of $1.4 million and from licensing of $100,000 and reimbursement of TCBY transitional costs of $2.4 million included in other operating expenses (income), net in fiscal 2002 and increases in other operating expenses of $400,000 and debt refinancing costs of $700,000 offset by increases in contribution margin from gifts of $1.3 million and in other operating revenue of $200,000 and a reduction in general and administrative costs of $1.3 million.

Segment Contribution.  The following table sets forth the contribution from each of our reporting segments. Franchising contribution is comprised of sales of new franchises and royalties from existing franchises less direct operating expenses. Gifts contribution is comprised of sales of our products through our catalog and Internet business less direct operating expenses. Licensing contribution is comprised of licensing fees received from third parties for the sale of products bearing our brand names less direct operating expenses.  Retail food sales contribution is comprised of sales of TCBY branded frozen food specialty products and Mrs. Fields refrigerated cookie dough through retail channels less direct operating expenses.

	Fiscal Year Ended
Reporting Segment	January 3, 2004	December 28, 2002	% Change
	(Dollars in thousands)

Franchising	$38,605	$40,670	(5.1)
Gifts	4,198	2,850	47.3
Licensing	4,309	4,423	(2.6)
Retail food sales	—	1,394	(100.0)
Total segment contribution	$47,112	49,337	(4.5)

Franchising

Franchising Revenues.  Franchising revenues were $58.6 million for fiscal 2003, a decrease of $2.7 million or 4.4 percent, from $61.3 million for fiscal 2002. This decrease was principally due to a 14.3 percent decrease in volume of TCBY frozen dairy products and novelties sold to franchisees as a result of an aging marketing concept resulting in lower yogurt formulation charges of $900,000, a decrease in royalties attributable to our TCBY concept of $400,000 as a result of fewer traditional equivalent unit weeks and a 6.6 percent decrease in year over year sales and a decrease in royalties attributable to our bakery franchised store locations of $1.4 million as a result of fewer franchised unit weeks and a 3.9 percent decrease in year over year sales.

Franchising Expenses.  Franchising expenses were $20.0 million for fiscal 2003, a decrease of $700,000 or 3.0 percent, from $20.7 million for fiscal 2002. This decrease was principally due to a decrease in franchise support and operating expenses of $1.2 million due to reduced payroll and related benefits and a decrease in marketing and advertising expenses of $1.1 million, partially offset by increases in franchise development costs of $800,000, severance expenses relating to employees terminated in December 2003 of $300,000 and operating and administrative costs of $500,000 relating to our Great American Cookie batter facility.

Franchising Contribution.   The decrease in franchising contribution was principally due to a decrease in the volume of frozen dairy products sold to our TCBY franchisees of 14.3 percent resulting in lower contribution of $900,000, a decrease in royalties of $1.8 million or 7.0 percent resulting from fewer franchised units opened in 2003 and lower year over year franchise sales, a decrease in contribution from our Great American Cookie batter facility of $500,000 as a result of higher operating costs, and increases in franchise development costs of $800,000 and severance expenses of $300,000. These reductions in revenues and contribution and increased development costs were partially offset by reductions in franchise support and operating expenses of $1.2 million and marketing and advertising expenses of $1.1 million.

Gifts

Gifts Revenues.  Gifts revenues were $17.4 million for fiscal 2003, an increase of $4.8 million or 37.8 percent, from $12.6 million for fiscal 2002. Gifts revenues consist of sales through our catalog and e-tailing website. The increase in revenues in fiscal 2003 was due to increases in catalog and Internet sales of $2.6 million, corporate gift sales of $1.6 million and sales to the airline industry of $600,000.

Gifts Expenses.  Gifts expenses were $13.2 million for fiscal 2003, an increase of $3.4 million or 35.1 percent, from $9.8 million for fiscal 2002. This increase in expenses was due to increases in cost of sales of $2.5 million associated with the increased sales volume, salaries and benefits of $600,000, advertising and marketing of $200,000 and other operating costs of $100,000.

Gifts Contribution.  The increase in gifts contribution was primarily attributable to an increase in gifts sales of $4.8 million or 37.8 percent offset by an increase in gifts operating expenses of $3.4 million or 35.1 percent. Gifts contribution margin as a percent of sales was 24.2 percent for fiscal 2003 compared to 22.6 percent for fiscal 2002. This increase in contribution margin was due to a reduction in gifts direct selling and administrative expenses as a percent of sales.

Licensing

Licensing Revenues.  Licensing revenues were $5.5 million for fiscal 2003, an increase of $900,000 or 19.7 percent, from $4.6 million for fiscal 2002. This increase was due to licensing royalties earned under our licensing agreement for the sale of TCBY frozen food specialty products through retail channels of $1.5 million and an increase in licensing royalties for Mrs. Fields branded soft baked cookies distributed through retail channels by Shadewell or its predecessors of $1.3 million, partially offset by a decrease in licensing royalties from premium candies and other various Mrs. Fields branded products of $300,000 and a decrease in revenues from recipe sales and royalties from Shadewell or its predecessors to be distributed and sold through institutional and food service channels of $1.6 million.

Licensing Expenses.  Licensing expenses were $1.2 million for fiscal 2003, an increase of $1.1 million from $100,000 for fiscal 2002. This increase was due to licensing expenses incurred under our licensing agreement for TCBY frozen food specialty products.

Licensing Contribution.  The decrease in licensing contribution of $100,000 or 2.6 percent was primarily due to an increase in licensing contribution from royalties earned under our licensing agreement for the sale of TCBY frozen food specialty products through retail channels of $400,000 and an increase in licensing royalties from Mrs. Fields branded soft baked cookies distributed through retail channels by Shadewell or its predecessors of $1.3 million, partially offset by a decrease in other licensing royalties for Mrs. Fields premium candies and other various Mrs. Fields branded products of $300,000 and a decrease in revenues from recipe sales and royalties from Shadewell or its predecessors to be distributed and sold through institutional and food service channels of $1.6 million.

Retail Food Sales

Retail Food Sales.  Retail food sales for fiscal 2002 primarily consisted of sales of TCBY branded frozen specialty products and private label ice cream through retail channels. In connection with TCBY’s entry into an exclusive supply agreement with Americana Foods Limited Partnership (“Americana”), a former subsidiary of TCBY Enterprises (the “TCBY Supply Agreement”), the actual sale and distribution of these products was moved to Americana and TCBY now receives a portion of the sales of such products as a payment under the TCBY Supply Agreement. Accordingly, subsequent to December 2002, such amounts are included in our licensing segment. Retail food sales for fiscal 2002 also consisted of sales of Mrs. Fields branded refrigerated cookie dough. Revenues from the sale of Mrs. Fields refrigerated cookie dough through retail channels were not significant for fiscal 2003 and are included in other operating revenue for 2003.

Retail Food Sales Contribution.  In December 2002, we entered into the into the TCBY Supply Agreement, pursuant to which the actual sale and distribution of TCBY branded frozen specialty products and private label ice cream was moved to Americana and TCBY now receives a portion of the sales of such products as a payment under the TCBY Supply Agreement. Accordingly, revenues earned and expenses incurred under this licensing agreement are included in the licensing segment for 2003. Revenues and related cost of sales from the sale of Mrs. Fields refrigerated cookie dough through retail channels were not significant for fiscal 2003 and are included in other operating revenue and other operating expenses, respectively, for 2003.

Other

General and Administrative Expense.  General and administrative expenses were $10.8 million for fiscal 2003, a decrease of $1.3 million or 10.9 percent, from $12.1 million for fiscal 2002. This decrease was due to reductions in payroll and related costs of $1.5 million resulting from our staff reductions in late 2002, bad debt expense of $1.4 million, professional fees and legal expenses of $500,000, property, casualty and workers compensation insurance expenses of $300,000, and banking fees of $200,000 and other cost saving measures of $100,000. These decreased expenses were partially offset by increases in salaries and bonuses of $1.3 million, severance expenses relating to the termination of our former President and Chief Executive Officer of $800,000, severance expenses relating to employees terminated in December 2003 of $400,000, and relocation and recruiting expenses of $200,000.

Costs Associated with Debt Refinancing.  As of January 3, 2004, we had incurred $1.9 million of costs that were directly related to our debt refinancing completed on March 16, 2004. Generally, these costs would be deferred and amortized as interest expense over the term of the borrowings. However, approximately $684,000 of these costs related to the exchange in March 2004 of $80.7 million of the existing senior notes for $80.7 million of the newly issued 9 percent  Senior Secured Notes and were expensed during the fiscal year ended January 3, 2004 in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.”

Depreciation and Amortization Expense.  Total depreciation and amortization expense was $3.8 million for fiscal 2003, an increase of $100,000 or 2.7 percent, from $3.7 million for fiscal 2002. Depreciation expense was $2.0 million for fiscal 2003, an increase of $100,000 or 3.6 percent, from $1.9 million for fiscal 2002. This increase was principally due to the write-off of equipment relating to distribution of TCBY yogurt product in convenience stores. Amortization expense was $1.8 million for fiscal 2003 and fiscal 2002.

Interest Expense, Net.  Interest expense, net was $25.0 million for fiscal 2003, a decrease of $300,000 or 1.1 percent, from $25.3 million for fiscal 2002. The decrease was primarily due to the lower average outstanding balance of our lines of credit offset by an increase in amortization of deferred loan costs during fiscal 2003.

Cumulative Effect of Accounting Change.  We recorded a non-cash charge of approximately $35.2 million in fiscal 2002 to reduce the carrying value of the goodwill associated with our dairy franchising reporting unit. Such charge is non operational in nature and was recorded as a cumulative effect of an accounting change upon the mandatory adoption of SFAS No. 142 effective the beginning of fiscal 2002.

Consolidated Financial Condition.  Total assets at January 3, 2004 were $162.6 million, a decrease of $8.1 million or 4.7 percent, from $170.7 million at December 28, 2002. This decrease was primarily attributable to decreases in net deferred loan costs of $2.2 million, net property and equipment of $1.7 million, net intangible assets of $1.7 million, cash and cash equivalents of $1.6 million, assets of discontinued operations of $700,000, deferred tax assets of $600,000, and net receivables of $500,000 offset by increases in inventories of $600,000 and prepaid and other assets of $300,000.

Total liabilities at January 3, 2004 were $218.4 million, a decrease of $400,000 or 0.2 percent, from $218.8 million at December 28, 2002. This decrease was primarily due to decreases in our borrowings under our line of credit and long-term debt of $2.0 million, amounts due affiliates of $3.4 million, deferred tax liability of $1.4 million, liabilities of discontinued operations of $400,000 and deferred revenue of $100,000 offset by increases in accounts payable and accrued liabilities of $6.9 million.

Consolidated Cash Flows

Net cash flows provided by operating activities were $7.4 million for fiscal 2004, a decrease of $7.8 million, from net cash flows provided by operating activities of $15.2 million for fiscal 2003.  This decrease was principally due to decreases in contribution by our operating segments of $4.5 million primarily as a result of brand investment expenses and payment of license termination fee of $1.1 million as previously discussed, cash provided from  changes in working capital of $3.5 million and cash provided from activities of discontinued operations of $800,000 offset by a decrease in general and administrative expenses of $1.1 million

Net cash flows provided by operating activities were $15.2 million for fiscal 2003, a decrease of $9.1 million or 37.6 percent, from $24.3 million for fiscal 2002. This decrease was primarily attributable to decreases in contribution margin from our operating segments of $3.7 million, cash provided from reimbursement of TCBY transitional costs of $2.4 million in fiscal 2002, cash provided from changes in working capital of $4.6 million and cash provided from activities of discontinued operations of $1.5 million offset by a decrease in general and administrative expenses of $3.1 million.

Net cash flows provided by investing activities were $200,000 for fiscal 2004, an increase of $400,000, from cash used in investing activities of $200,000 for fiscal 2003.  This increase was attributable to proceeds from the sale of equity warrants in Nonni’s Food Company of $1.1 million offset by an increase in capital expenditures primarily for our gifts business segment of $700,000.

Net cash flows used in investing activities were $200,000 for fiscal 2003, a decrease of $1.1 million or 83.6 percent, from $1.3 million for fiscal 2002. This decrease was primarily attributable to capital expenditures incurred in 2002 associated with purchases of equipment for our gifts segment and new accounting and systems software and hardware.

Net cash flows provided by financing activities were $10.9 million for fiscal 2004, an increase of $27.4 million from cash used in financing activities of $16.5 million for fiscal 2003.  This increase was principally due to the completion of our debt refinancing on March 16, 2004 which resulted in $115.0 million in proceeds from the issuance of our 11 ½ percent Senior Secured Notes, a capital contribution by MFOC of $17.5 million and a decrease in other activity with parent of $2.9 million, partially offset by increases in payments to retire our previous debt of $98.3 million, payments of debt issuance costs of $9.6 million and payments to repurchase stock options of MFC of $100,000.

Net cash flows used in financing activities were $16.5 million for fiscal 2003, a decrease of $5.6 million or 25.2 percent, from $22.1 million for fiscal 2002. This decrease was primarily attributable to an increase in net borrowings on the line of credit of $10.6 million and decreased payments on long-term debt of $4.0 million offset by a decrease in contributions by our parent of $8.2 million and increased payments of debt financing costs of $1.0 million.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operating activities and cash on hand.  At January 1, 2005, we had $19.9 million of cash on hand.  During fiscal 2005, we expect that our principal uses of cash will be for working capital, capital expenditures of approximately $3.0 million and interest payments on our Senior Secured Notes of $20.5 million.  During 2005, we will not be required but we may offer to repurchase a portion of the Senior Secured Notes as described below.  In addition, to the extent we have cash available and it is permitted by the indenture agreement, we may pay dividends to our parent companies for uses such as acquisitions, debt repayments and dividends.  We believe that cash provided by operating activities and cash on hand will be adequate to meet our cash requirements for the next 12 months.

We are highly leveraged. At January 1, 2005, we had $195.7 million of long-term debt represented by the Senior Secured Notes. The Senior Secured Notes mature on March 15, 2011, with interest payable semi-annually on March 15 and September 15. Due to borrowing restrictions under the indenture governing the Senior Secured Notes, our ability to obtain additional debt financing is significantly limited. The Senior Secured Notes require us to offer to repurchase a portion of the notes at 100 percent of the principal amount, plus accrued and unpaid interest thereon to the date of purchase, with 50 percent of our “excess cash flow”, as defined in the indenture agreement, when the ratio of our net indebtedness to consolidated EBITDA is above 3.75 to 1.0 and the cumulative unpaid excess cash flow offer amount exceeds $10.0 million. For a more detailed description of the material terms of the Senior Secured Notes, see Note 3 to our consolidated financial statements included elsewhere in this report on Form 10-K.

The following table reflects our future contractual cash obligations as of January 1, 2005 (dollars in thousands).

		Payments Due by Fiscal Year
Contractual Cash Obligations	Total	2005	2006-2007	2008-2009	After 2009
			(Dollars in thousands)

Senior Secured Notes	$195,747	$—	$—	$—	$195,747
Interest-Senior Secured Notes	133,198	20,492	40,984	40,984	30,738
Capital lease obligations	705	85	170	170	280
Operating leases	9,006	1,437	2,886	2,747	1,936
Total Contractual Cash Obligations	$338,656	$22,014	$44,040	$43,901	$228,701

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

Seasonality

Our sales and contribution from franchisees’ store operations is highly seasonal, but our various brands experience counteracting seasonal effects. Our cookie and pretzel stores, primarily located in malls, tend to mirror customer traffic flow trends in malls, which increases significantly during the fourth quarter, primarily between Thanksgiving and the end of the calendar year. Holiday gift purchases also are a significant factor in increased sales in the fourth quarter. However, TCBY stores and products experience their strongest sales periods during the warmer months from late Spring through early Fall.  Franchising segment revenues for each quarter as a percentage of total franchising segment revenues for the fiscal year ended January 1, 2005 were 23.3 percent for the first quarter, 27.2 percent of the second quarter, 25.2 percent in the third quarter and 24.3 percent for the fourth quarter.

Our sales and contribution from our gifts segment is highly seasonal primarily due to holiday gift purchases that increase sales in the fourth quarter. Sales and segment contribution in the fourth quarter of 2004 were $13.0 million and $3.1 million, respectively, which represents 50.3 percent and 59.6 percent, respectively, of total sales and contribution of the gifts segment for the year ended January 1, 2005.

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

Impairment of Goodwill.  Goodwill is not amortized, but is subject to an annual assessment for impairment, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The two-step approach to assess our goodwill impairment requires that we first compare the estimated fair value of each reporting unit with goodwill to the carrying amount of the reporting unit’s assets and liabilities, including its goodwill. If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed, in which the current fair value of the reporting unit’s assets and liabilities will determine the current implied fair value of the reporting unit’s goodwill.

On an annual basis, we complete an evaluation of goodwill associated with our various reporting units. To the extent that the fair value associated with goodwill is determined to be less than the recorded value, we write down the value of the related goodwill. The estimated fair value of goodwill is affected by, among other things, our business plan for the future, estimated results of future operations and the comparable companies that are used to estimate the fair value of our goodwill. Changes in the business plan or operating results that are different than the projections used to develop the valuation of goodwill have an impact on the valuation of the goodwill.

In conducting our impairment analyses, we perform analyses and tests of our goodwill with respect to our reporting units. The test methods employed involve assumptions concerning useful lives of intangible assets, interest and discount rates, projections and other assumptions of future business conditions. The assumptions employed are based on management’s judgment using internal and external data.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment,” which is a revision of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company beginning July 3, 2005. The adoption of SFAS 123R is not expected to have a material effect on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Our major market risk exposure is changing interest rates. We do not hedge against changes in interest rates.

The table below provides information about our financial instruments that are sensitive to changes in interest rates in the event of refinancing including principal cash flows and related weighted average interest rates by year of expected maturity dates, based on the amount of indebtedness at January 1, 2005.

	2005	2006	2007	2008	2009	Thereafter	Total
	(Dollars in thousands)

Long-term debt, including current portion (fixed rate)	—	—	—	—	—	$195,747	$195,747
Weighted average interest rate	—	—	—	—	—	10.47%	10.47%

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements and supplementary data are listed in the index appearing under Item 15A.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended January 1, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Managers and Executive Officers

The following table sets forth certain information regarding the managers and executive officers of the Company as of March 1, 2005.  Each of the executive officers and managers serve for a one-year term and until their successors are elected and qualified.

Name	Age	Position
Stephen Russo	55	Manager, President and Chief Executive Officer
Sandra M. Buffa	52	Executive Vice President, Chief Financial Officer and Treasurer
Dara Dejbakhsh	47	Executive Vice President of Operations and Development
John Lauck	49	Executive Vice President of Marketing
Michael R. Ward	46	Executive Vice President, General Counsel and Secretary
Alexander Coleman	38	Manager
John D. Collins	66	Manager
Richard M. Ferry	67	Manager
George N. Fugelsang	64	Manager
Walker Lewis	60	Manager
Peter W. Mullin	64	Manager
Christopher Wright	47	Manager

Mr. Russo has been President, Chief Executive Officer and Manager of the Company since March 2004, and has been President, Chief Executive Officer and a Director of MFOC, MFH and MFC since May 2003. From July 1997 to April 2003, Mr. Russo was Retail Brands Operations Officer for Allied Domecq QSR, where he was responsible for 10,700 units and total system wide sales of $4.2 billion for brands such as Dunkin’ Donuts, Baskin Robbins and Togo’s.  From January 1978 to June 1997, he served in various capacities for Dunkin’ Donuts.  He also has experience serving as President of Mister Donut and a multi unit supervisor of a McDonald’s licensee.

Ms. Buffa has been Executive Vice President, Chief Financial Officer and Treasurer of the Company, MFOC, MFH and  MFC since June 2004. Since December 2004, she has been a Director of MFOC.  From March 2004 to June 2004, Ms. Buffa was Senior Vice President, Chief Financial Officer and Treasurer of the Company. She was Senior Vice President and Chief Financial Officer of MFOC from April 2001 to June 2004 and of MFC from its inception in September 2001 to June 2004. She has been Treasurer of MFC and of MFOC since December 19, 2003. She has significant retail experience and has served as Chief Financial Officer for several growing entities involved with mergers and acquisitions, financings and divestitures. Immediately before joining MFC, Ms. Buffa spent a year on sabbatical. Prior to that, Ms. Buffa was President of Crabtree & Evelyn, Ltd. from November 1998 to November 1999, and its Chief Financial Officer and a Director from March 1998 to November 1998.

Mr. Dejbakhsh has been Executive Vice President of Operations & Development of the Company since June 2004. Since December 2004, he has been a Director of MFOC.  He served as Vice President of Operations of the Company from March 2004 to June 2004, and as Vice President of Operations of MFOC from January 2004 to June 2004. Immediately before joining the Company, Mr. Dejbakhsh spent six months on sabbatical. From January 1996 to June 2003, Mr. Dejbakhsh was Area Vice President covering operations, development and field marketing for the western U.S., Canada, Asia Pacific, and Australia for Allied Domecq, QSR in Randolph, Massachusetts.

Mr. Lauck has been Executive Vice President of Marketing of the Company and MFOC since April 2004. From September 2001 to April 2004, Mr. Lauck served as President and Chief Marketing Officer for Arby’s Franchise Association. Prior to joining Arby’s, Mr. Lauck was on a one-year sabbatical. From February 2000 to July 2001 Mr. Lauck was Senior Vice President and Chief Marketing Officer for Groceryworks.com, a home grocery delivery start-up. Between November 1998 and January 2000 Mr. Lauck was the Senior Vice President and Chief Marketing Officer for Footaction and from November 1997 to November 1998 was the Vice President of Corporate Development for Blockbuster Video. Prior to Blockbuster, Mr. Lauck served in various marketing positions at Pizza Hut and General Mills. Mr. Lauck is a director of Shadewell Grove Holdings, LLC, which is a parent of Shadewell Grove IP, LLC, a licensee of the Company.

Mr. Ward has been Executive Vice President, General Counsel and Secretary of the Company, MFOC, MFH and MFC since June 2004. Since December 2004, he has been a Director of MFOC.  From March 2004 to June 2004, Mr. Ward was Senior Vice President, General Counsel and Secretary of the Company. Mr. Ward was Senior Vice President, General Counsel and Secretary of MFOC from June 2000 to June 2004 and of MFC from its inception in September 2001 to June 2004. Mr. Ward was Vice President of Administration and the Legal Department of MFOC from September 1996 to May 2000, and Secretary of MFOC since April 1999. Between 1991 and 1996, Mr. Ward’s responsibilities were overseeing the Legal Department and Human Resources Department for Mrs. Fields, Inc., a predecessor to MFOC.  He currently serves as a member of the Board of Directors of Prime Alliance Bank.  He is admitted to practice law in the State of Utah.

Mr. Coleman has been a Manager of the Company and a Director of MFH and MFC since May 2004. From May 2004 to December 2004, Mr. Coleman was a Director of MFOC.   Since October 2004, Mr. Coleman has served as Managing Partner of Annex Capital Management LLC, a private equity firm specializing in the purchase of direct investments in the secondary market.  Prior to joining Annex Capital, Mr. Coleman served as Managing Investment Partner of Dresdner Kleinwort Capital from 1996 to 2004, and held various positions at Citibank, NA and its affiliates, including Citicorp Venture Capital, from 1989 to 1995.  Mr. Coleman serves as a Director of Remy, Inc., Gardenburger, Inc. and KMC Telecom, Inc.

Mr. Collins has been a Manager of the Company and a Director of MFH and MFC since December 2004.  Since July 1999, Mr. Collins has worked as a consultant to non-public companies.  From June 1999 to June 2000, Mr. Collins was a consultant to KPMG LLP.  Prior to June 1999, he was a partner for KPMG LLP.  He currently serves as a member of the Board of Directors of CCC Information Services Group, Inc. and Excelsior Funds.  Mr. Collins is also a member of the Board of Trustees and Chairman of the Finance Committee of LeMoyne College in Syracuse, New York.

Mr. Ferry has been a Manager of the Company since March 2004, and has been a Director of MFH since September 1996 and of MFC since its inception in September 2001.  From September 1996 to December 2004, Mr. Ferry was a Director of MFOC.  Mr. Ferry is Founder Chairman of Korn/Ferry International, an international executive search firm, where he served as Chairman from May 1997 to July 2001 and Chairman and Chief Executive Officer from May 1991 to May 1997. Mr. Ferry serves on the Boards of Directors of Avery Dennison, Dole Food Company, Castle & Cooke, Inc. and Pacific Life Insurance Company. Mr. Ferry is an investor in both Capricorn II and Capricorn III.

Mr. Fugelsang has been a Manager of the Company and a Director of MFH and MFC since May 2004. From May 2004 to December 2004, Mr. Fugelsang was a Director of MFOC.  From 1994 through 2001, Mr. Fugelsang was Chief Executive Officer North America for the Dresdner Bank Group, based in New York City. Mr. Fugelsang serves as trustee and chairman of the finance committee at Thunderbird, the Garvin School of International Management, and is also a director of The American Institute for Contemporary German Studies at Johns Hopkins University. He is also a member of the international advisory board of the Monterey Institute of International Studies.

Mr. Lewis has been a Manager of the Company since March 2004, and has been a Director of MFH since September 1996 and of MFC since its inception in September 2001.From September 1996 to May 2004, Mr. Lewis was a Director of MFOC.  Mr. Lewis has served as the Chairman of Devon Value Advisers since January 1997. Mr. Lewis serves as a director of Owens Corning and director and Chairman of the Board of Directors of London Fog Industries and Applied Predictive Technologies.

Mr. Mullin has been a Manager of the Company since March 2004, and has been a Director of MFH since September 1996 and of MFC since its inception in September 2001. From September 2001 to December 2004, Mr. Mullin was a Director of MFOC.  Mr. Mullin founded Mullin Consulting, Inc., an executive compensation, benefit planning and corporate insurance consulting firm, in 1969 and serves as its Chairman. Mr. Mullin is a Director of Avery Dennison Corporation.  Mr. Mullin is an investor in Capricorn II and Capricorn III.

Mr. Wright has been a Manager of the Company since March 2004, and has been a Director of MFH and MFC since February 2002. From February 2002 until December 2004, Mr. Wright was a Director of MFOC.  Until June 2003, he served as Chairman of various investment funds within Allianz Private Equity to which Mr. Wright was Senior Advisor. From 1996 to June 2002, he served as CEO of Dresdner Kleinwort Capital, LLC, the private equity business of Dresdner Bank Group and from June 2002 to June 2003 as Managing Director of Dresdner Kleinwort Wasserstein LLC. He is director and serves on the corporate governance committee of the Board of Directors of Roper Industries, Inc., and is a director, compensation committee member and Chairman of the audit committee of the Board of Directors of Genaissance Pharmaceuticals, Inc. Mr. Wright is also a director and advisory board member of several other privately-held companies in the United States and Europe.  Mr. Wright also has served on the Limited Partner Advisory Committee of Capricorn III.

Audit Committee Financial Expert

The Board of Managers of the Company has determined that Messrs. Fugelsang and Collins are the Company’s audit committee financial experts, as defined by SEC rules, and that they are “independent” as the term is used in Item 7(e)(3)(iv) of Schedule 14A of the proxy rules under the Securities Exchange Act of 1934.

Code of Ethics

The Company has adopted a Code of Ethical Conduct (the “Code”) which applies to all directors, officers and employees of the Company, MFOC and its subsidiaries.  The Code requires that all of the our employees act ethically when conducting business.  The Code provides a summary of the conduct required from all employees of the Company, and is a source for guidance, accountability for and enforcement of its provisions.  A complete copy of the Code has been posted on our website at www.mrsfields.com, and is included as an exhibit to this report.  We will satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code with respect to our principal executive officer, principal financial officer, principal accounting officer and any persons performing similar functions by disclosing the nature of such amendments or waiver on our website.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth information with regard to compensation for services rendered in all capacities to the Company and its subsidiaries by the Chief Executive Officer and the four other most highly compensated executive officers of the Company and its subsidiaries other than the CEO who were serving as executive officers at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

The information set forth in the table reflects compensation earned by such individuals for services with MFC and its subsidiaries during the covered periods.

SUMMARY COMPENSATION TABLE

					Long-Term Compensation
Name and Principal Position	Year	Annual Compensation		Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARS ($)	All Other Compensation (5) ($)
		Salary ($)	Bonus(4) ($)
Stephen Russo(1)	2004	430,000	—	—	—	—	28,601
President and Chief	2003	270,263	162,158	—	—	—	10,000
Executive Officer	2002	—	—	—	—	—	—

Sandra M. Buffa	2004	307,083	—	—	—	—	12,508
Executive Vice President,	2003	275,000	225,000	—	—	—	—
Chief Financial Officer and Treasurer	2002	250,000	—	—	—	—	16,533

Michael R. Ward	2004	270,667	—	—	—	—	120,546
Executive Vice President,	2003	260,192	199,500	—	—	—	10,192
General Counsel and Secretary	2002	225,000	—	—	—	—	13,127

Dara Dejbakhsh(2)	2004	252,848	—	—	—	—	109,060
Executive Vice President	2003	—	—	—	—	—	—
of Operations and Development	2002	—	—	—	—	—	—

John Lauck(3)	2004	253,312	—	—	—	—	122,449
Executive Vice President	2003	—	—	—	—	—	—
of Marketing	2002	—	—	—	—	—	—

(1)                                  Mr. Russo began his employment with MFOC in May 2003, and with the Company at its inception in March 2004.

(2)                                  Mr. Dejbakhsh began his employment with MFOC in January 2004, and with the Company at its inception in March 2004.

(3)                                  Mr. Lauck began his employment with the Company in April 2004.

(4)                                  Bonus amounts reported are amounts earned during the applicable year, although they may have been paid in subsequent periods. Bonus amounts do not include amounts earned for 2004 because such amounts are not currently calculable through the latest practicable date.  Further, bonus amounts do not include performance units granted under MFC’s Phantom Stock Plan.

(5)                                  Amounts represent (i) matching contributions to the Mrs. Fields’ Original Cookies, Inc. 401(k) Retirement Savings Plan of $8,601 for Mr. Russo for fiscal year 2004 (there were no matching contributions for any plan participant during 2003); $12,508 and $9,013 for Ms. Buffa for fiscal years 2004 and 2002, respectively; $6,625 and $8,800 for Mr. Ward for fiscal years 2004 and 2002, respectively; and $1,875 for Mr. Dejbakhsh for fiscal year 2004; (ii) reimbursement of relocation expenses of $100,935 for Mr. Dejbakhsh and $122,449 for Mr. Lauck for fiscal year 2004; (iii) taxable fringe benefit of $7,520 for Ms. Buffa for fiscal 2002; (iv) housing allowance of $20,000 and $10,000 for Mr. Russo for fiscal years 2004 and 2003, respectively; (v) car allowance of $6,250 for Mr. Dejbakhsh for fiscal year 2004, (vi) cash compensation in lieu of paid time off of $5,250, $10,192 and $4,327 for Mr. Ward for fiscal 2004, 2003 and 2002, respectively; and (vii) payments for voluntary termination of vested in-the-money options of $108,671 for Mr. Ward.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values

Effective as of September 1, 2004, the Board of Directors of MFC terminated the Employee Stock Option Plan of Mrs. Fields’ Companies, Inc. (the “Prior Plan”).  Although vested options under the Prior Plan were unaffected by the termination of the Prior Plan, most Prior Plan participants elected to voluntarily terminate all of their rights under the Prior Plan, including any rights to vested options, in consideration for the opportunity to participate in the Phantom Stock Plan of Mrs. Fields’ Companies, Inc. (the “Phantom Plan”).  None of the Named Executive Officers held any exercisable or unexercisable options or SARs under the Prior Plan or otherwise at January 1, 2005.  One Named Executive Officer, Michael Ward, received a payment of $108,671 in exchange for his voluntary termination of fully vested options to purchase 24,642 shares of MFC’s common stock, which options were in-the-money with an exercise price of $10.00 per share, as compared with the stock value of $14.41 per share, as determined by management, at the time the options were terminated.  This payment is included in All Other Compensation in the Summary Compensation Table set forth previously.

Long-Term Incentive Plan (“LTIP”) Awards Table

Effective as of May 23, 2004, the Board of Directors of MFC approved adoption of the Phantom Plan.  The final form of the Phantom Plan as approved by the Board was attached as an exhibit to the Company’s Form 10-Q for its third quarter ended October 2, 2004.    The purpose of the Phantom Plan is to provide long-term incentives to certain key employees of the MFC or its subsidiaries (“Participants”) as determined by the Compensation Committee of the Board of Directors (the “Committee”).  The Phantom Plan is unfunded, and Participants do not receive any payment under the Phantom Plan until the completion of a Triggering Event (defined below).  Participants receive Performance Units in amounts recommended by the CEO and determined by the Committee.  Upon the completion of a Triggering Event, Participants receive payments reflecting the number and value of their Performance Units at the time of the completion of the Event. Payments to Participants may be made in cash or through issuance of equity securities of MFC, as determined by the Committee.  The value of a Performance Unit at the completion of a Triggering Event is the value of one share of Common Stock of MFC as determined in good faith by the Board of Directors. If the Board determines the need, it may seek the advice of an independent advisor.

Maximum number of Performance Units that may be granted under the Plan is one million.  Subdivisions, splits, or combinations involving MFC’s Common Stock will proportionately affect the number of Performance Units that have been awarded under the Plan.  In May 2004, the Committee approved the grant of up to 392,418 Performance Units allocated among Participants as determined by the Committee.  Future grants, if any, shall also be as determined by the Committee.  Currently, 349,250 Performance Units have been granted to Participants.

The following table sets forth information regarding the Phantom Plan awards granted to Named Executive Officers:

LONG-TERM INCENTIVE PLANS—AWARDS IN FISCAL YEAR 2004

			Estimated Future Payouts Under Non- Stock Price-Based Plans (2)
(a)	(b)	(c)	(d)	(e)	(f)
Name and Principal Position	Number of Units (#)	Performances or Other Period Until Maturation or Payout	Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)
Stephen Russo	137,346	Upon Triggering Event (1)	—	—	—
President and Chief Executive Officer
Sandra M. Buffa	39,242	Upon Triggering Event (1)	—	—	—
Executive Vice President, Chief Financial Officer and Treasurer
Michael R. Ward	39,242	Upon Triggering Event (1)	—	—	—
Executive Vice President, General Counsel and Secretary
Dara Dejbakhsh	39,242	Upon Triggering Event (1)	—	—	—
Executive Vice President of Operations and Development
John Lauck	39,242	Upon Triggering Event (1)	—	—	—
Executive Vice President of Marketing

(1) A “Triggering Event” is the first to occur of:  (i) a sale of substantially all of the assets of MFC; (ii) a public offering of MFC’s Common Stock where MFC receives proceeds, net of any underwriter’s discounts and expenses, of not less than $50 million; or (iii)  any stock sale, merger or other transaction where the owners of Common Stock immediately before the transaction do not own in excess of 50 percent of the common stock of the entity surviving such sale, merger or other transaction.

(2) The Phantom Plan is a stock price-based plan.

Compensation of Managers

The Board of Managers of the Company meets regularly on a quarterly basis and more often as required. Board members, other than officers of the Company, are compensated for services rendered annually in the form of a payment of $15,000 in cash and the grant of options to purchase common stock of MFC under the MFC’s Director Stock Option Plan, as more fully described immediately below. Members of the Audit Committee and Compensation Committee of the Board of Managers of the Company also receive the following compensation for their service on such committees:  (a) the chairperson of each committee receives an annual cash retainer fee of $5,000; and (b) each member who does not serve as chair receives a cash fee of $750 for each committee meeting that they attend.

Board Committees

Three functioning committees of the Board of Managers have been organized: an Executive Committee, a Compensation Committee and an Audit Committee. Following is a brief description of each of these committees.

Executive Committee.  The Executive Committee is composed of Messrs. Russo (Chairperson), Ferry and Fugelsang.  The purpose of this committee is to act on behalf of the entire Board of Managers between Board meetings.

Compensation Committee.  The Compensation Committee is composed of Messrs. Ferry (Chairperson), Lewis and Mullin. The purpose of this committee is to ensure that the Company has a broad plan of executive compensation that is competitive and motivating to the degree that it will attract, hold and inspire performance of managerial and other key personnel of a quality and nature that will enhance the growth and profitability of the Company.

Audit Committee.  The Audit Committee is composed of Messrs. Fugelsang (Chairperson), Wright and Collins. The purpose of the Audit Committee is to provide assistance to the Board of Managers in fulfilling their oversight responsibilities relating to the Company financial statements and financial reporting process and internal controls in consultation with the Company’s independent and internal auditors. The committee also is responsible for ensuring that the independent auditors submit a formal written statement to the Company regarding relationships and services which may affect the auditors’ objectivity and independence.

Director Stock Option Plans

Members of the Company’s Board of Managers, other than officers of the Company, are qualified to participate in MFC’s Director Stock Option Plan.  Under MFC’s Director Stock Option Plan, a committee of the Board of MFC is authorized to administer the Plan and has the power, among other things, to grant awards of options for common stock of MFC to outside directors of MFC and its subsidiaries, including the Company. MFC’s Director Stock Option Plan provides for the issuance of time vested options, which vest 25.0 percent per year on the anniversaries of the dates on which they are granted and vest in full upon a change of control of MFC or the Company. A total of 100,000 shares of common stock of MFC are reserved for issuance under MFC’s Director Stock Option Plan and as of March 1, 2005 there were outstanding options providing for the issuance of up to 58,605 of those shares. Common stock of MFC issued under the Director Stock Option Plan is subject to customary restrictions on transfer.

Changes to MFC’s Director Stock Option Plan currently are under consideration by the Compensation Committee and the Board of Directors of MFC. As of the date of this report, such changes have not been determined, but it is expected that such changes will be implemented in the third or fourth quarter of 2005.

Employment Agreements

MFC’s Board of Directors named Stephen Russo as the new President and CEO of MFC and its subsidiaries effective May 15, 2003. Mr. Russo receives a base salary of $430,000 under his current employment agreement. His employment agreement provides for a period of employment of three years from the date of the agreement, subject to termination provisions and to automatic extension of the agreement. The employment agreement permits Mr. Russo to participate in any incentive compensation plan adopted by the Company, in its benefit plans and in an equity-based plan or arrangement. If the Company terminates employment for cause or if Mr. Russo terminates employment without good reason, the Company has no further obligation to pay him. If the Company terminates his employment without cause or he terminates employment with good reason, Mr. Russo can receive severance pay of 24 months of his then current salary, plus a portion of any discretionary bonus that would otherwise have been payable. The severance would be paid in 12 equal monthly installments. The employment agreement prohibits Mr. Russo, for a year from the date of termination of employment under the agreement, from becoming an employee, owner, officer, agent or director of a firm or person that directly competes with the Company in a line or lines of business of the Company that accounts for 10.0 percent or more of the Company’s gross sales, revenues or earnings before taxes. An exception is made for investments of not more than 3.0 percent of the equity of a company listed or traded on a national securities exchange or an over-the-counter securities exchange. The employment agreement has customary provisions for vacation, fringe benefits, payment of expenses and automobile allowances.

The other executives who have employment agreements with the Company, and their current base salaries are: Sandra M. Buffa, Executive Vice President and Chief Financial Officer, $310,000; and Michael R. Ward, Executive Vice President, General Counsel and Secretary, $273,000. Each employment agreement provides for a period of employment of two years from the date of the agreement, subject to termination provisions and to automatic extension of the agreement. Each employment agreement permits the employee to participate in any incentive compensation plan adopted by the Company, in its benefit plans and in an equity-based plan or arrangement. If the Company terminates employment for cause or if the employee terminates employment without good reason, the Company has no further obligation to pay the employee. If the Company terminates the employee’s employment without cause or the employee terminates employment with good reason, the employee can receive severance pay of 18 months of his or her then current salary, plus a portion of any discretionary bonus that would otherwise have been payable. The severance would be paid in 12 equal monthly installments. The employment agreement prohibits the employee, for a year from the date of termination of employment under the agreement, from becoming an employee, owner, officer, agent or director of a firm or person that directly competes with the Company in a line or lines of business of the Company that accounts for 10.0 percent or more of the Company’s gross sales, revenues or earnings before taxes. An exception is made for investments of not more than 3.0 percent of the equity of a company listed or traded on a national securities exchange or an over-the-counter securities exchange. The employment agreements have customary provisions for vacation, fringe benefits, payment of expenses and automobile allowances.

Certain Severance Obligations with Past Management

On May 7, 2003, the Board of Directors of MFOC accepted the resignation of Larry A. Hodges as its President, Chief Executive Officer and Director, which resignation was effective on May 14, 2003. Pursuant to the terms of a Separation Agreement, dated August 6, 2003, by and among MFC, MFOC and Mr. Hodges, and a Severance Assumption Agreement, dated as of March 16, 2004, by and among MFC, MFOC, the Company and Mr. Hodges, Mr. Hodges received 28 months of salary as severance, which was paid semi-monthly through the end of 2004, and the balance became due in a lump sum in January 2005. All severance obligations have been paid to Mr. Hodges under the Separation Agreement.

Under terms of a stockholders’ agreement among MFC and its stockholders, there are put and call rights with respect to the common shares of MFC, including common shares received upon exercise of options. Pursuant to the Separation Agreement, Mr. Hodges and MFC agreed that all of the shares of MFC’s common stock held by Mr. Hodges, which includes certain shares that Mr. Hodges put to the MFC and 100 additional shares of MFC common stock that are being deemed as called by MFC as set forth in the Separation Agreement, were purchased by MFC for an aggregate purchase price of $449,479.

In addition, under the Separation Agreement, Mr. Hodges and MFC also agreed that in lieu of Mr. Hodges having exercised vested options to purchase 110,710.50 shares of MFC’s common stock prior to their lapse, MFC will pay to Mr. Hodges a transaction fee of $272,127 in the event that there is a change of control or initial public offering (as defined in MFC’s Employee Stock Option Plan) of MFC at a price per share of MFC common stock of at least $10.00, such price per share being subject to equitable adjustment under the circumstances set forth in Section 4(b) of MFC’s Employee Stock Option Plan. Additionally, Mr. Hodges holds 100 shares of preferred stock of MFC.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

As of January 1, 2005, the Compensation Committee of the Board of Managers of the Company and the Board of Directors of MFH and MFC, was comprised of Richard Ferry, Chairperson, Walker Lewis, and Peter Mullin.  No disclosures concerning any member of the Compensation Committee is required to be included in this Report under Item 402(j) of Regulation S-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of the date of this report, all of our common interests are owned by MFOC, which is wholly owned, through MFH, by MFC. The address of MFOC, MFH, MFC and the executive officers and managers of the Company is 2855 East Cottonwood Parkway, Suite 400, Salt Lake City, Utah 84121. The following table sets forth certain information, based on actual ownership as of March 1, 2005, believed by us to be accurate based on information provided to us concerning the beneficial ownership of capital stock of  MFC by each stockholder who is known by us to own beneficially in excess of five percent of the outstanding voting stock and by each director, the Named Executive Officers and all executive officers and directors as a group. The stockholders listed below are deemed beneficial owners of the common interests of the Company as a result of their ownership of capital stock of MFC. Except as otherwise indicated, all persons listed below have (1) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law, and (2) record and beneficial ownership with respect to their shares. The shares and percentages described below include shares of common stock which were outstanding or issuable within 60 days upon the exercise of options outstanding as of March 1, 2005, and give effect to the exercise of warrants issued by MFC. See “Executive Compensation” and “Compensation of Managers.”

As of March 1, 2005, there were 37 record holders of the MFC’s common stock.

	Common Stock **			Preferred Stock ***		Aggregate
Name of Beneficial Owner	Number of Shares	Percentage of Class		Number of Shares	Percentage of Class	Voting Power
Capricorn Investors II, L.P.(1)(8)	3,245,211	50.93%		—	—	50.78%
Capricorn Investors III, L.P.(1)(8)	2,055,794	32.27%		—	—	32.56%
Annex Holdings I LP-Delaware(2)	355,242	5.58%		4,995	33.93%	7.98%
Charlesbank Equity Fund II LP(3)	164,774	2.59%		5,000	33.96%	2.97%
Affiliates of Stewart Resnick(4)	164,912	2.59%		1,000	6.79%	2.66%
Alexander Coleman(5)	—	—		—	—	—
John D. Collins(5)	—	—		—	—	—
Richard M. Ferry(5)(6)(7)	18,148		*	50	*		*
George N. Fugelsang(5)	—	—		—	—	—
Walker Lewis(5)(6)	15,274		*	—	—		*
Peter W. Mullin(5)(6)(7)	24,294		*	163	*		*
Christopher Wright(5)(6)	759		*	—	—		*
Herbert Winokur, Jr.(5)(7)(8)	6,729		*	899	6.10%		*
Stephen Russo(5)	—	—		—	—	—
Sandra Buffa	—	—		—	—	—
Dara Dejbakhsh	—	—		—	—	—
John Lauck	—	—		—	—	—
Michael Ward	299		*	40	*		*

All executive officers and directors as a group(5)(6)(7)	65,503	1.03%		1,152	7.82%	1.12%

*                                         Less than 1%.

**                                  Common stock, par value $0.001 per share, of MFC.

***                           16.5% preferred stock, par value $.001 per share, of MFC.

(1)                                  The address of Capricorn is 30 East Elm Street, Greenwich, CT 06830.

(2)                                  The address of Annex Holdings I LP-Delaware is c/o Annex Capital Management LLC,1301 Avenue of the Americas, 39th Floor, New York, NY 10019.

(3)                                  The address of Charlesbank Equity Fund II LP is c/o Charlesbank Capital Partners, LLC, 600 Atlantic Ave., 26th Floor, Boston, MA 02210 2203.

(4)                                  Stewart Resnick holds 7,485 common shares and 1,000 preferred shares individually; 157,427 common shares are held by the Stewart and Lynda Resnick Revocable Trust. The address of both Mr. Resnick and the Trust is 11444 W. Olympic Blvd., 10th Floor, Los Angeles, CA 90064.

(5)                                  Mr. Russo, Mr. Coleman, Mr. Collins, Mr. Ferry, Mr. Fugelsang, Mr. Lewis, Mr. Mullin and Mr. Wright are directors of MFC and Managers of the Company.  Mr. Winokur is managing member of Capricorn Holdings, LLC, the General Partner of Capricorn II, and Capricorn Holdings III, LLC, the General Partner of Capricorn III, and is a director of MFC. See “Management.”

(6)                                  The common share amounts and percentages include common shares subject to options granted to Managers of the Company that are currently exercisable or will be exercisable on or before May 1, 2005, as follows:  Mr. Ferry, 7,774 shares; Mr. Lewis, 7,774 shares; Mr. Mullin, 7,774 shares; Mr. Wright, 759 shares; and all executive officers and directors as a group, 24,081 shares.

(7)                                  Includes common and preferred shares held by Mr. Ferry, Mr. Mullin and Mr. Winokur in individual retirement accounts, family trusts or family charitable foundations.

(8)                                  Options granted to Mr. Winokur under MFC’s Director Stock Option Plan are issued to Capricorn II and Capricorn III.  Capricorn II has 14,986 shares and Capricorn III has 562 shares currently exercisable or exercisable on or before May 1, 2005.

Equity Compensation Plan Information

The following table sets forth information relating to compensation plans under which equity securities of MFC are authorized for issuance, as of January 1, 2005.  The equity compensation plans that have been approved by security holders are the Mrs. Fields’ Companies, Inc. Employee Stock Option Plan and the Mrs. Fields’ Companies, Inc. Director Stock Option Plan.  The Employee Stock Option Plan was terminated effective September 1, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining for future issuance under equity compensation plans

Mrs. Fields’ Companies, Inc. Employee Stock Option Plan	10,000	$22.60	—
Mrs. Fields’ Companies, Inc. Director Stock Option Plan	58,605	15.30	41,395

Total	68,605	$16.30	41,395

In addition to the plans reflected in the table above, MFC has a Phantom Plan discussed elsewhere in this report on Form 10-K.  The Phantom Plan has not been approved by security holders, and such approval is not required.  The value of awards under the Phantom Plan reflect the value of MFC’s equity securities, but Participants may receive cash payments in lieu of securities for Performance Units that they hold upon certain triggering events.  The maximum number of Performance Units that may be granted under the Phantom Plan is one million units.  In May 2004, the committee administering the Plan approved the grant of up to 392,418 Performance Units, and as of January 1, 2005, 349,250 Performance Units have been granted to Participants.

Item 13.  Certain Relationships and Related Transactions

The Stockholders’ Agreement

MFC has entered into a stockholders’ agreement, as of September 29, 2001, with its stockholders. The stockholders’ agreement provides that stockholders may not transfer their shares of MFC, except to certain permitted transferees. If at any time after seven years from the date of the stockholders’ agreement any stockholder other than Capricorn II or Capricorn III receives an offer to purchase shares of common stock, that stockholder must first offer the shares to MFC and other stockholders at the same price and on substantially the same terms. MFC has a right of first refusal with respect to such shares, with the stockholders having the right, if MFC does not buy all of the shares, to purchase such shares on a pro rata basis.

If both Capricorn II and Capricorn III approve a sale or exchange of at least a majority of the outstanding common stock to a third party that is not an affiliate of either Capricorn II or Capricorn III, then either Capricorn entity has the right to require the other stockholders to (i) if the sale is structured as a sale of stock, sell all of such stockholders’ shares of common stock; or (ii) if the sale is structured as a merger requiring the consent of stockholders, vote such stockholders’ shares in favor of the sale. The stockholders’ agreement also gives certain rights to certain stockholders upon an initial public offering consummated by MFC, and includes other provisions as set forth in the stockholders agreement.

Control by Capricorn

Capricorn II and Capricorn III, MFC’s majority stockholders, together hold an aggregate of approximately 83 percent of MFC’s common stock. In addition to Capricorn’s rights under the stockholders’ agreement described above, Capricorn also has corporate law rights stemming from its majority ownership of MFC. As a result of its direct control of MFC, and indirect control of MFH and MFOC, Capricorn II and Capricorn III together control the power to elect our managers, to appoint members of management and to approve all actions requiring the approval of the holders of our common interests, including adopting amendments to our certificate of formation and limited liability company operating agreement as well as approving mergers, acquisitions or sales of all or substantially all of our assets. In addition, Capricorn currently has one managing director, Herbert S. Winokur, Jr., serving as a director of MFC.

Contribution Agreement

On March 16, 2004, we entered into a contribution agreement (and certain related ancillary agreements related to specific assets or groups of assets) with MFOC and certain of its subsidiaries, pursuant to which all of the assets related to their franchising, licensing, gifts and retail food sales business segments were transferred to us. MFOC retained assets related to ownership or operation of its company owned retail stores and specified liabilities. The contribution agreement (and the ancillary agreements) provided that assets consisting of cash or cash equivalents were identified and contributed to us in a manner consistent with the financial statements included herein and that any amounts received by a party to the contribution agreement that, pursuant to its terms, is the property of another party, promptly shall be remitted to such other party. All accounts payable associated with the assets transferred to us were transitioned to us by MFOC by April 3, 2004 and we reimbursed MFOC for any payments made in respect of invoices recorded for such accounts payable from the date the assets were contributed to us through the date of such transition.

Management Agreement

On March 16, 2004, we entered into a management agreement with MFOC, pursuant to which we provide business and organizational strategy, financial and investment management, and other executive level management services to MFOC and its subsidiaries (other than us) upon the terms and subject to the conditions set forth in the management agreement. As compensation for these services, MFOC reimburses us the sum of the actual allocated costs of the fixed general and administrative functions plus the variable general and administrative functions dedicated to the provision of these services as determined in good faith by us and MFOC.  For the period from March 16, 2004 through January 1, 2005, MFOC reimbursed us $2.8 million for management services provided under the management agreement.  These reimbursement amounts are intended to reflect the actual costs of providing these services and are not intended to generate revenues for us.  We expect that the reimbursement amounts will decrease over time as MFOC reduces its store operations. The management agreement also provides that any amounts received by a party to the management agreement that, pursuant to its terms, is the property of the other party, promptly shall be remitted to such other party. It is intended that this management agreement will continue in effect until the expiration of all store leases for which MFOC is the lessee.

Franchise Agreements with MFOC

On March 16, 2004, certain of our brand franchisor subsidiaries entered into franchise agreements with MFOC, which permit MFOC to sell and distribute our products in its owned stores upon payment of franchise royalties and other amounts required under the franchise agreements. These franchise agreements are similar to our standard form of franchise agreement, except that we did not charge an up-front franchising fee for stores open as of the date of the franchise agreements in recognition of the fact that the stores owned and operated by MFOC were operated prior to entering into the franchise agreements. These franchise agreements are terminable by us in the event of non-payment of the franchise fees for a period of 10 days, followed by a 10-day opportunity to cure, or other material violation of the franchise agreements. As a result of these agreements, MFOC is our largest franchisee, based on franchise revenues. The aggregate amount of franchise royalties paid to us by MFOC during fiscal year 2004 was $2.8 million.  The aggregate amount of franchise royalties that would have been required to be paid to us by MFOC, had these franchise agreements been in effect, would have been $4.8 million and $6.8 million, for each of fiscal years 2003 and 2002, respectively.

TCBY Supply Agreement

TCBY entered into an exclusive supply agreement with a former subsidiary of TCBY Enterprises, Americana Foods Limited Partnership (“Americana”), on November 19, 2002 (the “TCBY Supply Agreement”). A subsidiary of Capricorn III is a limited partner in Americana, the general partner of which is an affiliate of Coolbrands International, Inc., which also manages the business and operations of Americana pursuant to a management agreement. The TCBY Supply Agreement requires that TCBY, through its distributor and franchisees, purchase at least 75 percent of the product volumes contained in the agreement. If purchases fall below 75 percent of the quantity, then Americana has the right to propose a new pricing structure. If TCBY does not agree to the new pricing structure, then Americana has the right to terminate the agreement by giving 180 days of written notice.

Americana produces all of the domestic TCBY branded products and some of the international TCBY branded products at its production facility in Dallas, Texas. Americana sells most of its TCBY branded products to TCBY’s franchisees through Blue Line Distributing, in respect of which, TCBY receives yogurt formulation fees, royalties and advertising funds billed to the franchisees from Blue Line Distributing. Americana also sells TCBY branded products to TCBY’s franchisees through other distributors, in respect of which Americana pays TCBY yogurt formulation fees, royalties and advertising funds that it bills TCBY’s franchisees through these other distributors. TCBY purchases TCBY branded products from Americana and resells these products to certain international distributors and franchisees.  TCBY recognized revenues related to the product manufactured by Americana of $11.7 million, $13.1 million and $28.0 million for the years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively.  In addition, Americana sells TCBY branded frozen specialty products and private label ice cream through retail channels and pays TCBY a portion of the sales price under the TCBY Supply Agreement. TCBY invoiced Americana $930,000 and $1.9 million for the fiscal years ended January 1, 2005 and January 3, 2004, respectively, relating to TCBY’s portion of these sales. As a result of these sales, TCBY must reimburse Americana for certain costs. Americana invoiced TCBY  $381,000 and $892,000 for the fiscal years ended January 1, 2005 and January 3, 2004, respectively, relating to the reimbursement of these costs.

MFOC Sublease

On March 16, 2004, we entered into an assignment agreement whereby the lease for the corporate headquarters was assigned from MFOC to us. MFOC then entered into a sublease with us and will pay us, over the term of the sublease, agreed rental payments that have been established based on estimated usage of the headquarters by their personnel. For the period from March 16, 2004 to January 1, 2005, MFOC paid rent of $220,000 to us.  Management expects that MFOC’s aggregate rental payments to us will be approximately $326,000 in fiscal year 2005. MFOC’s share is expected to decrease over time with corresponding reduced operations. It is intended that the sublease will continue in effect until the expiration of all store leases for which MFOC is the lessee, following which the MFOC sublease will be terminated and we would thereafter be responsible for all rental payments.

MFOC Collection Agency Agreement

On March 16, 2004, we and MFOC entered into a collection agency agreement under which we agreed to act as MFOC’s collection agent for subtenant rental payments made by our franchisees who operate stores previously owned by MFOC on which MFOC remains as the tenant. We do not charge MFOC separately for this service, but certain costs associated with our performance of this agreement may be allocated to MFOC pursuant to our management agreement with MFOC.

Insurance Allocation Agreement

On March 16, 2004, we entered into an insurance allocation agreement under which we agreed to make certain payments to MFC in respect of our share of certain insurance costs, allocated based on our estimation of the appropriate risk of loss of each of MFC’s subsidiaries. The insurance allocation agreement also provides for the allocation of workers’ compensation costs based on the respective employee payroll and employment category risk factor of each of MFC’s subsidiaries that generate payroll.  For the period from March 16, 2004 to January 1, 2005, we paid MFC $925,000 for our share of insurance costs.

Benefits Agreement

On March 16, 2004, we and MFOC entered into a benefits agreement with MFOC under which we agreed to make certain payments to MFOC in respect of our share of employee benefits costs based on the number of our employees. Costs associated with our employees providing services to MFOC under the management agreement will be allocated consistent with shared expenses under the management agreement.  For the period from March 16, 2004 to January 1, 2005, we paid MFOC $1.9 million for our share of employee benefit costs.

Korn/Ferry International

From time to time, we have engaged Korn/Ferry International, an executive recruiting firm for which Richard Ferry, one of the members of our board of managers, holds the honorary title of Founder Chairman. For the years ended January 1, 2005, January 3, 2004 and December 28, 2002, we paid recruiting fees to Korn/Ferry International of $132,000, $362,000 and $64,000, respectively.

Applied Predictive Technologies

We have periodically engaged Applied Predictive Technologies to evaluate the economics and demographic trends of certain mall and retail site locations for which Walker Lewis, one of the members of our board of managers, is Chairman of the Board. For the years ended January 3, 2004 and December 28, 2002, we paid Applied Predictive Technologies $68,000 and $161,000, respectively.  There were no amounts paid to APT in fiscal 2004.

Shadewell Grove Holdings, LLC and Shadewell Grove IP, LLC

Prior to 2004, we had entered into various trademark license agreements and exclusively licensed certain recipes to Nonni’s Food Company, Inc. (“Nonni’s”), a manufacturer and distributor of soft baked cookies. In addition, we owned warrants to purchase 111,111 shares of Nonni’s common stock at an exercise price of $10.775.   In March 2004, Nonni’s was acquired by a third party investor in a stock purchase (the “Nonni’s Purchase”). As part of the Nonni’s Purchase, in consideration for the sale of the warrants to purchase 111,111 shares of Nonni’s common stock, we received an aggregate of $1.3 million, of which approximately $200,000 is being held in an escrow account pending post-closing adjustments related to the Nonni’s Purchase.  As a result, we recorded a gain on the sale of these warrants of $1.1 million in other income in our consolidated statement of operations during the year ended January 1, 2005.  Any proceeds received from the amount held in escrow will be recorded as other income when received. Immediately prior to the Nonni’s Purchase, the Mrs. Fields product division of Nonni’s and its related assets were contributed to a newly-formed entity, Shadewell Grove Holdings, LLC (“Shadewell Holdings”).  We received from Shadewell Holdings our pro-rata share of preferred units in Shadewell Holdings, approximately 4.1 percent, as if the warrants in Nonni’s common stock had been exercised immediately prior the Nonni’s purchase.

In December 2004, we paid Shadewell Holdings approximately $102,000 for additional preferred units of Shadewell Holdings to maintain our pro-rata ownership of Shadewell Holdings.  This investment is recorded in other assets in our consolidated balance sheet as of January 1, 2005. We have appointed John Lauck, one of our executive officers, to represent us as a director of Shadewell Holdings.

Shadewell Grove IP, LLC (“Shadewell”), a wholly-owned subsidiary of Shadewell Holdings, has licenses to develop, manufacture and distribute ready-to-eat shelf stable cookie products utilizing the Mrs. Fields trademarks, service marks and trade names through retail distribution channels and designated food service distribution channels. Shadewell also has a license to market and distribute high quality, pre-packaged chocolate chips utilizing the Mrs. Fields trademarks, service marks and trade names through designated retail distribution channels. Prior to December 24, 2004, Shadewell had a license agreement to market and distribute high quality, frozen cookie dough products utilizing the Mrs. Fields trademarks, service marks and trade names to the food away from home industry through designated food service distribution channels. For the years ended January 1, 2005, January 3, 2004 and December 28, 2002, we earned royalty and licensing revenues associated with the licensing and recipe sales agreements of $3.1 million, $3.5 million and $3.8 million, respectively.

On December 24, 2004, we terminated the license agreement with Shadewell to market and distribute high quality, frozen cookie dough products utilizing the Mrs. Fields trademarks, service marks and trade names to the food away from home industry through designated food service distribution channels.  Among other reasons, we pursued the termination of this license to better align our interests with those of our franchisees.  We paid Shadewell a termination fee of $1.1 million and in return received from Shadewell an indemnification and release of any and all claims arising from the license agreement.  The termination fee was recorded in licensing expenses in our consolidated statement of operations for the year ended January 1, 2005.

Tax Allocation Agreement

On March 16, 2004 we entered into a tax allocation agreement with MFC pursuant to which we agreed to make payments to MFC, after taking into account payments we make directly to tax authorities, based on our hypothetical stand alone consolidated federal income tax liability, determined as if we and our subsidiaries constituted our own consolidated group for federal income tax purposes. We are not be permitted to make payments under the tax allocation agreement in respect of our hypothetical consolidated federal taxable income, to the extent that such payments exceed the consolidated federal income taxes (including estimated taxes) payable in respect of MFC’s consolidated federal income tax group, until and only while our ratio of Net Indebtedness to Consolidated EBITDA (each as defined in the indenture governing the Senior Secured Notes) is less than 3.75:1.0 and we are otherwise in compliance with the terms of the indenture governing the Senior Secured Notes. Instead, we will accrue these amounts otherwise payable to MFC as a liability to MFC until we meet these conditions.  As of January 1, 2005, our ratio of Net Indebtedness to Consolidated EBITDA was approximately 5.15:1.0.

Agreement with Former CEO

As more fully described under “Certain Severance Obligations with Past Management,” pursuant to the terms of a Separation Agreement, dated August 6, 2003, by and among MFC, MFOC and Larry A. Hodges, and a Severance Assumption Agreement, dated March 16, 2004, by and among Mr. Hodges, MFC, MFOC and the Company, Mr. Hodges has received certain payments from us and may receive additional payments from MFC.   In addition, Mr. Hodges holds shares of preferred stock of MFC.

Expense Reimbursement Agreement

On March 16, 2004, we entered into an expense reimbursement agreement pursuant to which we agreed to pay all of the expenses of each of Capricorn II, Capricorn III, MFC and all of MFC’s subsidiaries, including our expenses, incurred in connection with our offering of the Senior Secured Notes, the formation of us and our subsidiaries, and all related matters.

Managers’ and Officers’ Indemnification

The Company’s limited liability agreement provides customary provisions providing for indemnification of our managers and officers in the performance of their duties to the fullest extent permitted by law.

Item 14.  Principal Accounting Fees and Services

KPMG LLP served as our independent accountants for the fiscal years ended January 1, 2005 and January 1, 2004. During the fiscal years ended January 1, 2005 and January 3, 2004, fees for services provided by KPMG LLP were as follows (in thousands):

	January 1, 2005	January 3, 2004
Audit fees	$195	$210
Audit-related fees	153	604
Tax fees	58	83
All other fees	—	—
Total	$406	$897

The aggregate fees included in the audit fees category are fees for the respective fiscal years for the audit of our  annual consolidated financial statements and review of financial statements and statutory and regulatory filings or engagements.  The aggregate fees for each of the other categories are fees billed in the respective fiscal years.

Audit Fees

Audit fees consist of fees billed for professional services rendered in connection with the audit of our consolidated financial statements included in our Annual Report on Form 10-K and for the review of our consolidated financial statements included in our Quarterly Reports on Form 10-Q.

Audit-Related Fees

Audit-related fees consist of fees billed in the fiscal years ended January 1, 2005 and January 3, 2004 for professional services rendered in reviewing our debt offering documents and our debt registration with the Securities and Exchange Commission on Form S-4 totaling approximately $136,000 and $122,000, respectively.  Also included are fees billed in the fiscal years ended January 1, 2005 and January 3, 2004 for professional services associated with re-auditing our consolidated financial statements for periods prior to fiscal 2003 that were previously audited by another accounting firm totaling approximately $17,000 and $482,000, respectively.

Tax Fees

Tax fees consist of fees billed for professional services rendered in connection with the review of tax returns and tax planning.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee pre-approves the services provided to us by KPMG LLP in connection with the audit of our annual consolidated financial statements, the review of our quarterly financial statements and tax review and planning services. If management proposes to engage KPMG LLP for other audit or permitted non-audit services, the Audit Committee pre-approves these services on a case-by-case basis. The Audit Committee approved all the services provided to us by KPMG LLP described above.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Document List

1.  Financial Statements

The following consolidated financial statements of Mrs. Fields Famous Brands, LLC are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of January 1, 2005 and January 3, 2004
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended January 1, 2005, January 3, 2004 and December 28, 2002
Consolidated Statements of Member’s Deficit for the years ended January 1, 2005, January 3, 2004 and December 28, 2002
Consolidated Statements of Cash Flows for the years ended January 1, 2005, January 3, 2004 and December 28, 2002
Notes to the Consolidated Financial Statements

2.  Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting requirements of the Securities and Exchange Commission are not required or the required information has been included within the consolidated financial statements or the notes thereto.

(b) Exhibits

Exhibit No.	Description

3.1*	Certificate of Formation of Mrs. Fields Famous Brands, LLC

3.2*	Limited Liability Agreement of Mrs. Fields Famous Brands, LLC, dated as of February 4, 2004, by Mrs. Fields’ Original Cookies, Inc.

3.3*	Certificate of Incorporation of Mrs. Fields Financing Company, Inc.

3.4*	Bylaws of Mrs. Fields Financing Company, Inc.

3.5*	Certificate of Formation of Great American Cookie Company Franchising, LLC

3.6*	Limited Liability Agreement of Great American Cookie Company Franchising, LLC, dated as of February 4, 2004, by Mrs. Fields Famous Brands, LLC

3.7*	Certificate of Formation of Great American Manufacturing, LLC

3.8*	Limited Liability Agreement of Great American Manufacturing, LLC, dated as of February 4, 2004, by Mrs. Fields Famous Brands, LLC

3.9*	Articles of Incorporation of Mrs. Fields Cookies Australia

3.10*	Bylaws of Mrs. Fields Cookies Australia

3.11*	Certificate of Formation of Mrs. Fields Franchising, LLC

3.12*	Limited Liability Agreement of Mrs. Fields Franchising, LLC, dated as of February 4, 2004, by Mrs. Fields Famous Brands, LLC

3.13*	Articles of Incorporation of Mrs. Fields Gifts, Inc.

3.14*	Bylaws of Mrs. Fields Gifts, Inc.

3.15*	Certificate of Formation of Pretzelmaker Franchising, LLC

3.16*	Limited Liability Agreement of Pretzelmaker Franchising, LLC, dated as of February 4, 2004, by Mrs. Fields Famous Brands, LLC

3.17*	Certificate of Formation of Pretzel Time Franchising, LLC

3.18*	Limited Liability Agreement of Pretzel Time Franchising, LLC, dated as of February 4, 2004, by Mrs. Fields Famous Brands, LLC

3.19*	Certificate of Incorporation of The Mrs. Fields’ Brand, Inc.

3.20*	Bylaws of The Mrs. Fields’ Brand, Inc.

3.21*	Articles of Incorporation of TCBY International, Inc. (f/k/a TCBY Preparation, Inc.)

3.22*	Articles of Amendment to Articles of Incorporation of TCBY International, Inc. (f/k/a TCBY Preparation, Inc.) changing name to TCBY International, Inc.

3.23*	Bylaws of TCBY International, Inc. (f/k/a TCBY Preparation, Inc.)

3.24*	Articles of Incorporation of TCBY of Texas, Inc.

3.25*	Amended and Restated Bylaws of TCBY of Texas, Inc.

3.26*	Certificate of Formation of TCBY Systems, LLC

Exhibit No.	Description

3.27*	Amended and Restated Limited Liability Agreement of TCBY Systems, LLC, dated as of March 16, 2004, by Mrs. Fields Famous Brands, LLC

4.1*

Purchase Agreement, dated March 9, 2004, by and among Mrs. Fields Famous Brands, LLC, Mrs. Fields Financing Company, Inc., Jefferies & Company, Inc. as the Initial Purchaser, and the subsidiary guarantors named therein

4.2*	Indenture, dated as of March 16, 2004, by and among Mrs. Fields Famous Brands, LLC, Mrs. Fields Financing Company, Inc., the Guarantors identified therein and The Bank of New York, as Trustee

4.3*	Form of 11 1/2% Senior Secured Notes due 2011 (included in Exhibit 4.2)

4.4*	Form of 9% Senior Secured Notes due 2011 (included in Exhibit 4.2)

4.5*	Form of Subsidiary Guarantees related to the 11 1/2% Senior Secured Notes due 2011 (included in Exhibit 4.2)

4.6*	Form of Subsidiary Guarantees related to the 9% Senior Secured Notes due 2011 (included in Exhibit 4.2)

4.7*

Registration Rights Agreement, dated March 16, 2004, by and among Mrs. Fields Famous Brands, LLC, Mrs. Fields Financing Company, Inc, the Subsidiary Guarantors named therein and Jefferies & Company, Inc., as Initial Purchaser related to the 11 1/2% Senior Secured Notes due 2011

4.8*

9% Notes Registration Rights Agreement, dated March 16, 2004, by and among Mrs. Fields Famous Brands, LLC, Mrs. Fields Financing Company, Inc., the Subsidiary Guarantors named therein and the holders of the 9% Senior Secured Notes due 2011 related to the 9% Senior Secured Notes due 2011

4.9*	Pledge Agreement, dated March 16, 2004, by and among Mrs. Fields Famous Brands, LLC, TCBY Systems, LLC and The Bank of New York, as Trustee

4.10*	Security Agreement, dated March 16, 2004, by and among Mrs. Fields Famous Brands, LLC, Mrs. Fields Financing Company, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee

4.11*

Trademark Security Agreement, dated March 16, 2004, by and among Great American Cookie Company Franchising, LLC, Pretzelmaker Franchising, LLC, Pretzel Time Franchising, LLC, TCBY Systems, LLC, The Mrs. Fields’ Brand, Inc. and The Bank of New York, as Trustee

4.12*	Account Control Agreement, dated as of March 16, 2004, by and among LaSalle Bank, National Association, Mrs. Fields Famous Brands, LLC and The Bank of New York, as Trustee

4.13*	Restricted Account Agreement, dated as of March 16, 2004, by and among Wells Fargo Bank, N.A., Mrs. Fields Famous Brands, LLC and The Bank of New York, as Trustee

4.14*	Restricted Account Agreement, dated as of March 16, 2004, by and among Wells Fargo Bank, N.A., TCBY Systems, LLC and The Bank of New York, as Trustee

4.15*	Deed to Secure Debt, Security Agreement, and Assignment of Leases and Rents, dated as of March , 2004, by and between Great American Manufacturing, LLC and The Bank of New York, as Trustee

4.16

First Supplemental Indenture, dated as of February 9, 2005, by and among Mrs. Fields Famous Brands, LLC, Mrs. Fields Financing Company, Inc., the Guarantors (as defined in the Indenture) and The Bank of New York, as Trustee, included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2005, and incorporated herein by reference.

Exhibit No.	Description

10.1*	Contribution Agreement between TCBY Enterprises, Inc. and TCBY Systems, LLC dated as of March 16, 2004

10.2*

Contribution Agreement, dated as of March 16, 2004, by and among Mrs. Fields’ Original Cookies, Inc., the subsidiaries of Mrs. Fields’ Original Cookies, Inc. named therein, Mrs. Fields Famous Brands, LLC and the subsidiaries of Mrs. Fields Famous Brands, LLC named therein

10.3**	United States Trademark Assignment, dated March 16, 2004, between Mrs. Fields’ Original Cookies, Inc. and The Mrs. Fields’ Brand, Inc.

10.4**	International Trademark Assignment, dated March 16, 2004, between Mrs. Fields’ Original Cookies, Inc. and The Mrs. Fields’ Brand, Inc.

10.5*	United States Trademark Assignment, dated March 16, 2004, between Great American Cookie Company, LLC, and Great American Cookie Company Franchising, LLC

10.6*	International Trademark Assignment, dated March 16, 2004, between Great American Cookie Company, LLC, and Great American Cookie Company Franchising, LLC

10.7*	United States Trademark Assignment, dated March 16, 2004, between Pretzel Time, LLC, and Pretzel Time Franchising, LLC

10.8*	International Trademark Assignment, dated March 16, 2004, between Pretzel Time, LLC and Pretzel Time Franchising, LLC

10.9*	United States Trademark Assignment, dated March 16, 2004, between Pretzelmaker, LLC and Pretzelmaker Franchising, LLC

10.10*	International Trademark Assignment, dated March 16, 2004, between Pretzelmaker, LLC and Pretzelmaker Franchising, LLC

10.11**	United States Trademark Assignment, dated March 16, 2004, between TCBY Enterprises, Inc. and TCBY Systems, LLC

10.12**	International Trademark Assignment, dated March 16, 2004, between TCBY Enterprises, Inc. and TCBY Systems, LLC

10.13*	Severance Assumption Agreement, dated as of March 16, 2004, by and among Mrs. Fields’ Original Cookies, Inc., Mrs. Fields Famous Brands, LLC, Larry A. Hodges and Mrs. Fields’ Companies, Inc.

10.14*	Management Agreement, dated as of March 16, 2004, by and between Mrs. Fields Famous Brands, LLC and Mrs. Fields’ Original Cookies, Inc.

10.15*	Tax Allocation Agreement, dated as of March 16, 2004, by and among Mrs. Fields’ Companies, Inc., Mrs. Fields Famous Brands, LLC and the subsidiaries of Mrs. Fields Famous Brands, LLC named therein

10.16*	Insurance Allocation Agreement, dated as of March 16, 2004, by and among Mrs. Fields’ Companies, Inc. and all of its subsidiaries

10.17*

Benefits Allocation Agreement, dated as of March 16, 2004, by and among Mrs. Fields’ Original Cookies, Inc., Mrs. Fields Famous Brands, LLC and the subsidiaries of Mrs. Fields Famous Brands, LLC named therein

10.18*	Collection Agency Agreement, dated as of March 16, 2004, by and between Mrs. Fields’ Original Cookies, Inc. and Mrs. Fields Famous Brands, LLC

Exhibit No.	Description

10.19*

Expense Reimbursement Agreement, dated as of March 16, 2004, among Mrs. Fields Famous Brands, LLC, Mrs. Fields’ Companies, Inc., Mrs. Fields’ Holding Company, Inc., Mrs. Fields’ Original Cookies, Inc., Capricorn Investors II, L.P., and Capricorn Investors III, L.P.

10.20*

Lease Agreement, dated January 19, 1998, as amended by Lease Addendum No. 1 dated June 4, 1998, and Lease Addendum No. 2, dated October 19, 2000, between 2855 E. Cottonwood Parkway L.C. and Mrs. Fields’ Original Cookies, Inc.

10.21*	Assignment and Assumption of Lease, dated as of March 16, 2004, between Mrs. Fields’ Original Cookies, Inc. and Mrs. Fields Famous Brands, LLC, pertaining to the Cottonwood Parkway Headquarters Lease

10.22*	Sublease, dated as of March 16, 2004, by and between Mrs. Fields Famous Brands, LLC and Mrs. Fields’ Original Cookies, Inc.

10.23*	Lease Agreement, dated May 31, 2003, between Mrs. Fields’ Original Cookies, Inc. and Transwestern Commercial Services LP, pertaining to the Training Facility

10.24*	Assignment and Assumption of Lease, dated as of March 16, 2004, between Mrs. Fields’ Original Cookies, Inc. and Mrs. Fields Famous Brands, LLC, pertaining to the Training Facility Lease

10.25*	Lease Agreement, dated March 31, 2001, between Mrs. Fields’ Original Cookies, Inc. and Mrs. Fields Famous Brands, LLC, pertaining to the Mrs. Fields Gifts Facility

10.26*	Assignment and Assumption of Lease, dated as of March 16, 2004, between Mrs. Fields’ Original Cookies, Inc. and Mrs. Fields Famous Brands, LLC, pertaining to the Mrs. Fields Gifts Facility Lease

10.27*	Mrs. Fields Franchise Agreement, dated as of March 16, 2004, by and among Mrs. Fields Franchising, LLC and Mrs. Fields’ Original Cookies, Inc.

10.28*	Great American Cookie Company Franchise Agreement, dated as of March 16, 2004, by and between Great American Cookie Company Franchising, LLC and Mrs. Fields’ Original Cookies, Inc.

10.29*	Pretzel Time Franchise Agreement, dated as of March 16, 2004, by and between Pretzel Time Franchising, LLC and Mrs. Fields’ Original Cookies, Inc.

10.30*	Pretzelmaker Franchise Agreement, dated as of March 16, 2004, by and between Pretzelmaker Franchising, LLC and Mrs. Fields’ Original Cookies, Inc.

10.31**	TCBY Franchise Agreement, dated as of March 16, 2004, by and between TCBY Systems, LLC and Mrs. Fields’ Original Cookies, Inc.

10.32**	License Agreement, dated as of March 16, 2004, by and between Mrs. Fields Franchising, LLC and Mrs. Fields’ Original Cookies, Inc., related to the Hot Sam brand

10.33*	License Agreement, dated as of March 16, 2004, between Mrs. Fields Franchising, LLC and Mrs. Fields’ Original Cookies, Inc., related to the Original Cookie Company brand

10.34*	Purchase Agreement, dated December 1, 1999, between The Mrs. Fields’ Brand, Inc. and Nonni’s Food Company, Inc.

10.35*	Amendment Number One to Purchase Agreement, dated as of December 28, 2000, between The Mrs. Fields’ Brand, Inc. and Nonni’s Food Company, Inc.

Exhibit No.	Description

10.36*	Amendment Number Two to Purchase Agreement, dated as of January 17, 2002, between The Mrs. Fields’ Brand, Inc. and Nonni’s Food Company, Inc.

10.37*	Trademark License Agreement, dated January 3, 2000, between The Mrs. Fields’ Brand, Inc. and Nonni’s Food Company, Inc.

10.38*	Amendment No. 1, dated December 29, 2000, to Trademark License Agreement dated January 3, 2000, between The Mrs. Fields’ Brand, Inc. and Nonni’s Food Company, Inc.

10.39*	Trademark License Agreement, dated February 21, 2001, between The Mrs. Fields’ Brand, Inc. and Nonni’s Food Company, Inc.

10.40*	Amendment No. 1, dated January 17, 2002, to Trademark License Agreement dated February 21, 2001, between The Mrs. Fields’ Brand, Inc. and Nonni’s Food Company, Inc.

10.41*	Amendment No. 2, dated March 31, 2003, to Trademark License Agreement dated February 21, 2001, between Mrs. Fields’ Original Cookies, Inc. and Nonni’s Food Company, Inc.

10.42*	Trademark License Agreement, dated as of January 2, 2002, between The Mrs. Fields’ Brand, Inc. and Nonni’s Food Company, Inc.

10.43*	Trademark License Agreement, dated March 31, 2003, between Mrs. Fields’ Original Cookies, Inc. and Nonni’s Food Company, Inc.

10.44*

Marriott-TCBY Joint Venture Agreement, dated May 25, 1989, among TCBY Enterprises, Inc., TCBY Systems, Inc. and Host International, Inc., Host Marriott Services USA, Inc., and Host Marriott Tollroads, Inc.

10.45*

First Amendment to Marriott-TCBY Joint Venture Agreement, dated as of January 1, 1990, among TCBY Enterprises, Inc., TCBY Systems, Inc. and Host International, Inc., Host Marriott Services USA, Inc., and Host Marriott Tollroads, Inc.

10.46*

Second Amendment to Marriott-TCBY Joint Venture Agreement, dated as of March 1, 1991, among TCBY Enterprises, Inc., TCBY Systems, Inc. and Host International, Inc., Host Marriott Services USA, Inc., and Host Marriott Tollroads, Inc.

10.47*

Third Amendment to Marriott-TCBY Joint Venture Agreement, dated as of October 1, 1991, among TCBY Enterprises, Inc., TCBY Systems, Inc. and Host International, Inc., Host Marriott Services USA, Inc., and Host Marriott Tollroads, Inc.

10.48*

Fourth Amendment to Host Marriott-TCBY Joint Venture Agreement, dated as of November 30, 1998, among TCBY Enterprises, Inc., TCBY Systems, Inc. and Host International, Inc., Host Marriott Services USA, Inc., and Host Marriott Tollroads, Inc.

10.49***	Supply Agreement, dated December 31, 2002, between Mrs. Fields’ Original Cookies, Inc. and Countryside Baking Company, Inc.

10.50***	Exclusive Supply Agreement, dated as of November 19, 2002, by and between TCBY Systems, LLC and Americana Foods Limited Partnership

10.51**	Beverage Marketing Agreement, dated March 7, 2003, between Mrs. Fields’ Original Cookies, Inc. and Coca-Cola Fountain, part of The Coca-Cola Company

10.52*	Assignment Agreement, dated as of March 16, 2004, by and among Mrs. Fields’ Original Cookies, Inc., Mrs. Fields Famous Brands, LLC and Coca-Cola Fountain

10.53*	Supply and Distribution Agreement, dated August 9, 1998, between Mrs. Fields’ Original Cookies, Inc. and Dawn Food Products

10.54*	Assignment Agreement, dated as of March 16, 2004, by and among Mrs. Fields’ Original Cookies, Inc., Mrs. Fields Famous Brands, LLC and Dawn Food Products

10.55*	Food and Packaging Distribution Agreement, dated November 14, 2002, between TCBY Systems, LLC and Blue Line Distributing

10.56*	Amended and Restated Employment Agreement, dated March 16, 2004, by and among Stephen Russo, Mrs. Fields Famous Brands, LLC and Mrs. Fields’ Companies, Inc.

Exhibit No.	Description

10.57*	Amended and Restated Employment Agreement, dated March 16, 2004, by and between Sandra Buffa and Mrs. Fields Famous Brands, LLC

10.58*	Amended and Restated Employment Agreement, dated March 16, 2004, by and between Michael R. Ward and Mrs. Fields Famous Brands, LLC

10.59**	Mrs. Fields’ Companies, Inc. Director Stock Option Plan (f/k/a Mrs. Fields Famous Brands, Inc. Director Stock Option Plan)

10.60**	Mrs. Fields’ Companies, Inc. Employee Stock Option Plan (f/k/a Mrs. Fields Famous Brands, Inc. Employee Stock Option Plan)

10.61

Mrs. Fields’ Companies, Inc. Phantom Stock Plan, effective as of May 25, 2004, and form of Performance Unit Grant Agreement, included as Exhibit 10.61 to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 2004, and incorporated herein by reference.

10.62****

Termination Agreement and Release, dated as of December 24, 2004, between Mrs. Fields Franchising, LLC and Shadewell Grove IP, LLC, pertaining to termination of a Trademark License Agreement between their predecessors-in-interest dated January 2, 2002

10.63****

Amendment to Trademark License Agreements, dated as of December 24, 2004, between Mrs. Fields Franchising, LLC and Shadewell Grove IP, LLC, amending certain Trademark License Agreements between their predecessors-in-interest

10.64****	Marketing Allowance Agreement, dated as of December 24, 2004, between Mrs. Fields Franchising, LLC and Shadewell Grove IP, LLC

10.65****	Trademark License Agreement, dated December 24, 2004, between Mrs. Fields Franchising, LLC and Shadewell Grove IP, LLC

12.1****	Computation of ratio of earnings to fixed charges of Mrs. Fields Famous Brands, LLC

14.1****	Code of Ethics of Mrs. Fields’ Original Cookies, Inc. and its subsidiaries

21.1****	Subsidiaries of Mrs. Fields Famous Brands, LLC

31.1****	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2****	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32****	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Included as an exhibit with corresponding exhibit number to the Company’s Registration Statement on Form S-4 (No. 333-115046) filed with the Securities and Exchange Commission on April 30, 2004, and incorporated herein by reference.

**                                  Included as an exhibit, with corresponding exhibit number to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (No. 333-115046) filed with the Securities and Exchange Commission on July 2, 2004, and incorporated herein by reference.

***                           Included as an exhibit, with corresponding exhibit number to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (No. 333-115046) filed with the Securities and Exchange Commission on July 12, 2004, and incorporated herein by reference.

****                    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MRS. FIELDS FAMOUS BRANDS, LLC

/s/ Stephen Russo	March 18, 2005
Stephen Russo, President and

Date

Chief Executive Officer

/s/ Sandra M. Buffa	March 18, 2005
Sandra M. Buffa, Executive Vice President

Date

and Chief Financial Officer

(Chief Financial and Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Russo	President, Chief Executive Officer	March 18, 2005
Stephen Russo	and Manager

/s/ Sandra M. Buffa	Executive Vice President and	March 18, 2005
Sandra M. Buffa	Chief Financial Officer

/s/ Alexander Coleman	Manager	March 18, 2005
Alexander Coleman

/s/ John D. Collins	Manager	March 18, 2005
John D. Collins

/s/ Richard M. Ferry	Manager	March 18, 2005
Richard M. Ferry

/s/ George N. Fugelsang	Manager	March 18, 2005
George N. Fugelsang

/s/ Walker Lewis	Manager	March 18, 2005
Walker Lewis

/s/ Peter W. Mullin	Manager	March 18, 2005
Peter W. Mullin

Manager
Christopher Wright

MRS. FIELDS FAMOUS BRANDS, LLC

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Additions	Deductions	Balance at end of period
Allowance for Doubtful Accounts:
Year ended January 1, 2005	$1,948,000	$161,000	$814,000	$1,295,000
Year ended January 3, 2004	$2,434,000	$48,000	$534,000	$1,948,000
Year ended December 28, 2002	$2,490,000	$1,637,000	$1,693,000	$2,434,000

S-1

MRS. FIELDS FAMOUS BRANDS, LLC

Report of Independent Registered Public Accounting Firm

The Board of Managers

Mrs. Fields Famous Brands, LLC:

We have audited the accompanying consolidated balance sheets of Mrs. Fields Famous Brands, LLC (see Note 1) as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations and comprehensive income (loss), member’s deficit and cash flows for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the consolidated financial statements, the accompanying consolidated financial statements prior to formation of the Company on March 16, 2004 were prepared solely to present the assets contributed and the liabilities assumed pursuant to the formation of the Company through the combination of certain assets and liabilities of Mrs. Fields’ Original Cookies, Inc. and subsidiaries (MFOC) and all of the assets and liabilities of TCBY Systems, LLC and subsidiaries, and are not intended to be a complete historical presentation of all the assets and liabilities of MFOC.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mrs. Fields Famous Brands, LLC as of January 1, 2005 and January 3, 2004, and the consolidated results of operations and cash flows for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as of December 30, 2001.

KPMG LLP

Salt Lake City, Utah

March 15, 2005

MRS. FIELDS FAMOUS BRANDS, LLC

Consolidated Balance Sheets

(Dollars in thousands)

	January 1, 2005	January 3, 2004
ASSETS:
Cash and cash equivalents	$19,859	$1,300
Receivables, net of allowance for doubtful accounts of $1,295 and $1,948, respectively	8,039	9,070
Amounts due from affiliates	23	—
Inventories	2,626	1,962
Prepaid expenses and other	1,200	1,122
Deferred tax asset	1,120	1,535

Total current assets	32,867	14,989

Property and equipment, net	3,486	3,174
Goodwill, net	113,456	113,456
Trademarks and other intangible assets, net	23,419	26,149
Deferred loan costs, net of accumulated amortization of $9,043 and $20,470, respectively	7,885	4,222
Other assets	668	612

	$181,781	$162,602

LIABILITIES AND MEMBER’S DEFICIT:
Accounts payable	$4,334	$6,789
Accrued liabilities	14,646	13,210
Current liabilities of discontinued operations	—	405
Amounts due to affiliates	2,780	3,135
Current portion of capital lease obligations	36	—
Current portion of deferred revenues	2,049	2,289

Total current liabilities	23,845	25,828

Long-term debt	195,747	185,762
Capital lease obligations, net of current portion	427	—
Deferred revenues, net of current portion	1,387	2,019
Deferred tax liability	3,876	4,814

Total liabilities	225,282	218,423

Member’s deficit	(43,365)	(55,601)
Deferred stock compensation	—	(75)
Accumulated other comprehensive loss	(136)	(145)

Total member’s deficit	(43,501)	(55,821)

COMMITMENTS AND CONTINGENCIES
	$181,781	$162,602

See accompanying notes to the consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollars in thousands)

	For the Fiscal Year Ended
	January 1, 2005	January 3, 2004	December 28, 2002
REVENUES:
Franchising	$55,913	$58,645	$61,332
Retail food sales	—	—	16,606
Gifts	25,849	17,405	12,628
Licensing	4,945	5,464	4,566
Other	353	474	260

Total revenues	87,060	81,988	95,392

OPERATING COSTS AND EXPENSES:
Franchising	21,893	20,040	20,662
Costs of sales - retail food	—	—	15,212
Gifts	20,733	13,207	9,778
Licensing	1,516	1,155	143
General and administrative	9,727	10,811	12,129
Stock compensation expense	75	50	134
Costs associated with debt refinancing, net	249	684	—
Depreciation	1,221	1,973	1,905
Amortization	2,832	1,780	1,784
Other operating expenses (income), net	147	331	(2,563)

Total operating costs and expenses	58,393	50,031	59,184

Income from operations	28,667	31,957	36,208

Interest expense, net	(24,905)	(25,041)	(25,327)
Other income	1,054	—	—

Income from continuing operations before provision for income taxes and cumulative effect of accounting change	4,816	6,916	10,881
Provision for income taxes	2,254	2,403	4,365

Income from continuing operations before cumulative effect of accounting change	2,562	4,513	6,516

Income (loss) from discontinued operations (net of income taxes of $65, $158 and $44, respectively)	104	255	(288)

Income before cumulative effect of accounting change	2,666	4,768	6,228
Cumulative effect of accounting change	—	—	(35,175)

Net income (loss)	$2,666	$4,768	$(28,947)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$2,666	$4,768	$(28,947)
Foreign currency translation adjustment	9	(10)	(43)

Comprehensive income (loss)	$2,675	$4,758	$(28,990)

See accompanying notes to the consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC

Consolidated Statements of Member’s Deficit

(Dollars in thousands)

	Member’s Deficit	Deferred Stock Compensation	Accumulated Other Comprehensive Loss	Total
Balance at December 29, 2001	$(14,857)	$(487)	$(92)	$(15,436)
Stock compensation expense	—	134	—	134
Distribution to parent under tax sharing agreement	(834)	—	—	(834)
Other comprehensive loss	—	—	(43)	(43)
Dividend to parent for merger costs	(134)	—	—	(134)
Unvested options returned to plan	(24)	24	—	—
Contributions by parent	8,290	—	—	8,290
Net loss	(28,947)	—	—	(28,947)
Other activity with parent	(11,135)	—	—	(11,135)
Balance at December 28, 2002	(47,641)	(329)	(135)	(48,105)
Stock compensation expense	—	50	—	50
Unvested options returned to plan	(204)	204	—	—
Distribution to parent under tax sharing agreement	(1,555)	—	—	(1,555)
Other comprehensive loss	—	—	(10)	(10)
Net income	4,768	—	—	4,768
Other activity with parent	(10,969)	—	—	(10,969)
Balance at January 3, 2004	(55,601)	(75)	(145)	(55,821)
Stock compensation expense	—	75	—	75
Contribution by parent	17,500	—	—	17,500
Repurchase of stock options in parent	(108)	—	—	(108)
Other comprehensive loss	—	—	9	9
Net income	2,666	—	—	2,666
Other activity with parent	(7,822)	—	—	(7,822)

Balance at January 1, 2005	$(43,365)	$—	$(136)	$(43,501)

See accompanying notes to the consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Fiscal Year Ended
	January 1, 2005	January 3, 2004	December 28, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$2,562	$4,513	$(28,659)
Loss from cumulative effect of accounting change	—	—	35,175
Gain on sale of equity warrants	(1,054)	—	—
Depreciation and amortization	4,053	3,753	3,689
Amortization of deferred loan costs	3,518	4,578	4,987
Stock compensation expense	75	50	134
Amortization of discount on notes	1,245	596	517
Non-cash debt increases associated with PIK interest	—	585	516
Deferred income taxes	(523)	(846)	843
Changes in assets and liabilities
Receivables, net	1,031	249	1,640
Amounts due to/from affiliates, net	(378)	(4,652)	1,227
Inventories, net	(664)	(590)	608
Prepaid rent and other	(78)	(539)	71
Other assets	(158)	59	182
Accounts payable	(2,455)	594	2,325
Accrued liabilities	1,436	6,356	(2,038)
Deferred revenue	(872)	(92)	1,029
Net cash provided by continuing operating activities	7,738	14,614	22,246
Net cash (used in) provided by discontinued operating activities	(301)	541	2,050
Net cash provided by operating activities	7,437	15,155	24,296

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity warrants	1,054	—	—
Purchases of property and equipment	(859)	(220)	(1,342)
Net cash provided by (used in) investing activities	195	(220)	(1,342)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under line of credit	(3,452)	2,480	(8,072)
Principal payments on long-term debt	(98,014)	(5,609)	(9,611)
Payment of debt financing costs	(11,975)	(2,351)	(1,435)
Proceeds from issuance of Senior Secured Notes	115,000	—	—
Principal payments on capital lease	(37)	—	—
Contribution by parent	17,500	—	8,290
Repurchase of stock options in parent	(108)	—	—
Distribution to parent under tax sharing agreement and merger costs	—	(76)	(134)
Other activity with parent	(7,996)	(10,969)	(11,135)
Net cash provided by (used in) financing activities	10,918	(16,525)	(22,097)
Effect of foreign exchange rate changes on cash	9	(10)	(43)
Net increase (decrease) in cash and cash equivalents	18,559	(1,600)	814
Cash and cash equivalents at beginning of period	1,300	2,900	2,086
Cash and cash equivalents at end of period	$19,859	$1,300	$2,900

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$16,541	$19,050	$20,018
Cash paid for income taxes	50	317	100
Cash paid to parent for income taxes	1,450	7,050	—

Supplemental Disclosure of Noncash Investing and Financing Activities
Distributions payable to parent under tax sharing agreement	$—	$1,555	$834
Assets acquired under capital lease	500	—	—
Property and equipment contributed by parent	174	—	—

See accompanying notes to the consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to the Consolidated Financial Statements

1.     Basis of Presentation and Description of Business

Basis of Presentation

Mrs. Fields Famous Brands, LLC (the “Company” or “Mrs. Fields”) is an entity that was formed in March 2004 in connection with the reorganization of certain entities and segments that are under the common control of Mrs. Fields’ Companies, Inc. (“MFC”), formerly known as Mrs. Fields’ Famous Brands, Inc. The Company is a wholly-owned subsidiary of Mrs. Fields’ Original Cookies, Inc., (“MFOC”). MFOC is a wholly-owned subsidiary of Mrs. Fields’ Holding Company, Inc. (“MFH”), and MFH is a wholly-owned subsidiary of MFC. Prior to the reorganization, TCBY Systems, LLC (“TCBY”) was a wholly-owned subsidiary of TCBY Enterprises, LLC (“TCBY Enterprises”), whose parent is also MFC.

The accompanying consolidated financial statements prior to the formation of the Company on March 16, 2004 include the accounts of TCBY and the franchising, gifts, licensing and retail food sales segments of MFOC. In March 2004, MFC completed a reorganization whereby TCBY and the franchising, gifts and licensing segments of MFOC were contributed to the Company. These financial statements have been prepared to reflect this reorganization as if it had occurred on December 30, 2001 (the beginning of fiscal 2002.)

The consolidated financial statements assume that Mrs. Fields, for all periods presented, had existed as a separate legal entity with the following four business segments: franchising, gifts, licensing and retail food sales. The consolidated financial statements, which have been carved out from the consolidated financial statements of MFOC and TCBY prior to the reorganization using the historical results of operations and assets and liabilities of these businesses and activities and which exclude the company-owned stores segment of MFOC, reflect the accounting policies adopted by MFOC and TCBY in the preparation of their consolidated financial statements and thus do not necessarily reflect the accounting policies which Mrs. Fields might have adopted had it been an independent company. The historical consolidated financial statements of Mrs. Fields include those accounts specifically attributable to Mrs. Fields, substantially all of the indebtedness of MFOC and TCBY, and allocations of expenses relating to shared services and administrative functions incurred at MFOC.

Historically, MFOC has not allocated its various corporate overhead expenses, and common general and administrative expenses to its operating business units. However, an allocation of such expenses has been included in general and administrative expenses for the periods prior to the reorganization in the accompanying consolidated statements of operations and comprehensive income (loss). The Company’s general and administrative expenses represent portions of MFOC’s corporate functions such as human resources, legal, accounting and finance, treasury and information technology systems, that have been allocated to Mrs. Fields based on percentage of labor hours devoted by the functional department. These allocated costs are not necessarily indicative of the costs that Mrs. Fields would have incurred had it operated as an independent, stand-alone entity for all periods presented.

Mrs. Fields’ cash balances at January 3, 2004 include cash accounts specifically attributable to Mrs. Fields plus an allocated portion of cash included in MFOC’s centralized cash management systems. Accordingly, Mrs. Fields’ cash at January 3, 2004 may not be representative of what it would have been if Mrs. Fields were an independent company.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All transactions and balances between the consolidated entities and segments have been eliminated.

Description of Business

The Company develops and franchises retail stores which sell core products including cookies, brownies, frozen yogurt, ice cream and pretzels through five specialty branded concepts: Mrs. Fields, Great American Cookie Company, TCBY, Pretzel Time and Pretzelmaker.

In connection with its franchising activities, the Company authorizes third-party licensees and franchisees to use certain business formats, systems, methods, procedures, designs, layouts, specifications, trade names and trademarks in the United States of America (the “United States”) and other countries. Additionally, the Company licenses the use of its trademarks, logos and recipes to third parties for distribution of Mrs. Fields and TCBY branded products through non-bakery stores and cafes. The Company also markets and distributes its products through catalogs and the Internet.

2.     Summary of Significant Accounting Policies

Accounting Periods

The Company operates using a 52/53-week year ending on the Saturday closest to December 31. Fiscal 2004 is a 52-week year ending January 1, 2005. Fiscal year 2003 is a 53-week year ending January 3, 2004. Fiscal year 2002 is a 52-week year ending December 28, 2002.

Foreign Currency Translation

The balance sheet accounts of foreign subsidiaries are translated into U.S. dollars using the applicable balance sheet date exchange rates, while revenues and expenses are translated using the average exchange rates for the period presented.

Related-Party Transactions

Mrs. Fields has contractual relationships with various affiliates, primarily MFOC, MFH, TCBY Enterprises and MFC, which are intended to be fair to the parties involved in the transactions and on terms similar to what could be negotiated with independent third parties. Sometimes the Company is required to negotiate the agreements for both sides of the transaction. Also, inherent in any contractual relationship is the interpretation of the intent of the agreement at a later time when unanticipated events occur. When situations like these occur, the Company attempts objectively to determine the terms of the transaction or interpret the intent of the agreement on a fair and independent basis. However, there is no guarantee that the Company will be successful in doing so. Individual affiliate transactions or a series of related transactions in excess of $1.0 million require a resolution by the Board of Managers and individual affiliate transactions or a series of related transactions in excess of $5.0 million require an “opinion of fairness” by an accounting, appraisal or investment banking firm.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company’s significant accounting estimates include estimates for employee benefits and related insurances, reserves for doubtful accounts and obsolete and excessive inventories, asset valuation allowances, depreciation and amortization.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

Receivables

Most of the Company’s receivables are due from domestic and international franchisees, distributors, licensees and customers in the retail grocery trade. These receivables consist of normal trade accounts receivable and longer-term notes receivable. Service charges may be assessed on past due invoices but any revenues associated with these charges is only recognized when collected. The Company maintains an allowance for doubtful accounts to cover potential losses. This allowance is the Company’s best estimate of the amount of probable collection losses in the Company’s existing trade accounts receivable. The Company determines the allowance based upon historical write-off experience and individual facts and circumstances associated with individual debtors. If the assumptions that are used to determine the allowance for doubtful accounts change, the Company may have to provide for a greater level of expense in future periods or reverse amounts provided in prior periods.

Prior to fiscal 2001, TCBY extended credit from time to time in the form of notes receivable to franchisees and certain of these notes receivable remain outstanding. Notes receivable from franchisees are primarily collateralized by equipment located at the franchisees’ stores. The notes bear interest at market rates and mature at various dates through April 2009. TCBY regularly reviews the notes for non-performance. Notes that are considered non-performing are placed on a non-accrual status when the collectability of principal or interest becomes uncertain. During the years ended January 1, 2005, January 3, 2004 and December 28, 2002, TCBY recognized no interest income pertaining to these notes receivable.

Prior to fiscal 2001, TCBY factored various notes receivable aggregating $2.1 million. Under the terms of the factoring agreement, TCBY is ultimately responsible to the factoring agent for the realizability of the notes receivable. In the event of non-performance, the factoring agent has recourse against TCBY to a maximum level of $701,000 and $939,000 as of January 1, 2005 and January 3, 2004, respectively. The Company has reserves of $569,000 and $634,000 as of January 1, 2005 and January 3, 2004, respectively, for this potential recourse liability. This reserve is included in accrued liabilities in the accompanying consolidated balance sheets.

Notes receivable at January 1, 2005 and January 3, 2004 comprised the following (in thousands):

	January 1, 2005	January 3, 2004
Non-performing notes	$521	$519
Allowance for doubtful accounts	(521)	(519)
Non-performing notes, net	—	—
Performing notes	225	503
Allowance for doubtful accounts	(76)	(194)
Performing notes, net	149	309
	$149	$309

The activity in the allowance for notes receivable for the years ended January 1, 2005 and January 3, 2004 is as follows (in thousands):

	January 1, 2005	January 3, 2004
Beginning balance	$(713)	$(886)
Additions	—	(6)
Write-offs	116	179
	$(597)	$(713)

Inventories

Inventories consist of raw ingredients, food, beverages and supplies and are stated at the lower of cost (first-in, first-out method) or market value. Inventories at January 1, 2005 and January 3, 2004 are comprised of the following (in thousands):

	January 1, 2005	January 3, 2004
Food and beverage	$2,114	$1,563
Raw ingredients	489	365
Supplies and novelties	23	34
	$2,626	$1,962

Property and Equipment

Equipment and fixtures are stated at cost less accumulated depreciation and are depreciated over three to seven years using the straight-line method.  Leasehold improvements are stated at cost less accumulated depreciation and are depreciated over the term of the lease using the straight-line method.  Property and equipment at January 1, 2005 and January 3, 2004 are comprised of the following (in thousands):

	January 1, 2005	January 3, 2004
Leasehold improvements	$3,879	$3,204
Equipment and fixtures	9,801	9,695
Land	240	240
	13,920	13,139
Less accumulated depreciation	(10,434)	(9,965)
	$3,486	$3,174

Property and equipment includes gross assets acquired under a capital lease and related accumulated depreciation of $500,000 and $53,000, respectively, at January 1, 2005.  There were no assets under a capital lease as of January 3, 2004.

Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized. Routine maintenance, repairs and renewal costs are expensed as incurred. Gains or losses from the sale or retirement of property and equipment are recorded in current operations.

Goodwill, Trademarks and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” as of December 30, 2001. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

In connection with SFAS 142’s transitional goodwill impairment evaluation, the Company was required to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including goodwill and intangible assets, to those reporting units as of the date of adoption. The Company, through an independent appraisal firm, determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. The carrying amount of the dairy franchising reporting unit exceeded the fair value of the reporting unit indicating goodwill impairment.

The Company compared the implied fair value of the dairy franchising reporting unit’s goodwill with the carrying amount of its goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. As a result, the Company recorded a non-cash charge of approximately $35.2 million to reduce the carrying value of the goodwill associated with its dairy franchising reporting unit. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statements of operations and comprehensive income (loss).

The following outlines the Company’s goodwill by reporting unit (in thousands):

	January 1, 2005	January 3, 2004
Bakery Franchising	$60,404	$60,404
Dairy Franchising	49,341	49,341
Gifts	1,859	1,859
Licensing	1,852	1,852
Total	$113,456	$113,456

Trademarks and other intangible assets are comprised of definite lived assets. Trademarks, tradenames and recipes are amortized over 15 years while franchise license rights and covenants not to compete are amortized over 5 to 7 years. The following outlines the Company’s trademarks and other intangibles as of January 1, 2005 and January 3, 2004 (in thousands):

	January 1, 2005	January 3, 2004
Trademarks and tradenames	$33,131	$33,131
Recipes	4,150	4,150
Reacquired franchise rights	528	528
Covenant not to compete	60	60
	37,869	37,869
Less accumulated amortization	(14,450)	(11,720)
	$23,419	$26,149

Amortization expense of the intangible assets for the years ended January 1, 2005, January 3, 2004 and December 28, 2002 was $2.7 million, $1.7 million and $1.7 million, respectively. Amortization expense of the intangible assets for the next five years is estimated to be $2.7 million each year.

Deferred Loan Costs

Deferred loan costs are being amortized over the life of the related debt using the straight-line method, which approximates the effective interest method. During the years ended January 1, 2005, January 3, 2004 and December 28, 2002, the Company amortized deferred loan costs of $3.5 million, $4.6 million and $5.0 million, respectively, to interest expense.

Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the book value of an asset may not be fully recovered. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. Impairment of long-lived assets is assessed at the lowest level for which there are identifiable cash flows that are independent of other groups of assets. Impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The impairment of long-lived assets requires judgments and estimates. If circumstances change, such estimates could also change.

Accrued Liabilities

Accrued liabilities consist of the following at January 1, 2005 and January 3, 2004 (in thousands):

	January 1, 2005	January 3, 2004
Accrued liabilities	$4,701	$7,628
Accrued compensation and benefits	3,968	3,555
Accrued interest payable	5,977	2,027
	$14,646	$13,210

On June 24, 2004, the Company announced a reorganization of its executive management team effective June 28, 2004.  As a result of this reorganization, the Company terminated the employment of two Senior Vice Presidents effective June 28, 2004 and accrued approximately $600,000 related to severance expenses.  As of January 1, 2005, remaining severance payments of $466,000 were included in accrued compensation and benefits.

On May 7, 2003, the Board of Directors of MFOC accepted the resignation of Larry A. Hodges as its President, Chief Executive Officer and Director, which resignation was effective on May 14, 2003. Pursuant to the terms of a separation agreement dated August 6, 2003 and a severance assumption agreement dated March 16, 2004 among MFC, MFOC, the Company, and Mr. Hodges (the “Separation Agreements”), Mr. Hodges received 28 months of salary as severance, which was paid semi-monthly through the end of 2004, and the balance was paid in a lump sum in January 2005.  An aggregate of $321,000 and $735,000 in severance payments were due to Mr. Hodges and are included in accrued compensation and benefits as of January 1, 2005 and January 3, 2004, respectively.

Under the terms of a stockholders’ agreement among MFC and its stockholders, there are put and call rights with respect to the common shares of MFC, including common shares received upon exercise of options. Pursuant to the Separation Agreements, Mr. Hodges and MFC agreed that all of the shares of MFC’s common stock held by Mr. Hodges would be purchased by MFC for an aggregate purchase price of $449,479. This payment obligation to Mr. Hodges was assumed by the Company concurrently with the completion of the reorganization (see Note 1). As of January 1, 2005, this obligation payable to Mr. Hodges for the purchase of the shares of MFC’s common stock was paid in full.

Revenue Recognition

Initial franchising and licensing fees are recognized when all material services or conditions relating to the franchising or licensing have been substantially performed or satisfied, which is generally upon the opening of a store by a franchisee or licensee. Franchise and license royalties, which are based on a percentage of gross store sales, are recognized as earned, which is generally upon sale of product by franchisees or licensees. Minimum royalty payments under certain licensing agreements are deferred and recognized on a straight-line basis over the term of the agreement. Revenues from the sale of cookie dough that the Company produces and sells to certain franchisees are recognized at the time of shipment and are classified in franchising revenues. Revenues from the sale of cookie dough to grocery stores and wholesale clubs are recognized upon shipment and are included in other revenues. Revenues from gifts are recognized at the time of shipment. The Company receives formulation fees and allowances from suppliers based (directly or indirectly) on product sales to franchisees. Formulation fees and allowances are recorded as franchising revenues upon shipment of product to the Company’s distributors or franchisees.

Prior to December 2002, revenues from the sale of TCBY branded frozen food specialty products and private-label ice cream to grocery stores and wholesale clubs were recognized upon shipment and included in retail food sales. In December 2002, TCBY licensed the sale and distribution of these products to a third party, whereby the Company now earns a licensing fee as products are sold and distributed by the third party. Accordingly, revenues subsequent to December 2002 that are earned under this licensing agreement are included in licensing revenues.

In March 2003, the Company received $2.0 million from a supplier as an advance to maintain and expand beverage concepts at the Company’s franchised store locations. This advance is being recognized as franchising revenues on a ratable basis over the six-year term of the agreement.

Shipping and Handling Costs

The Company charges its gifts and batter facility customers for shipping and handling costs and records the revenues in gifts revenues and franchising revenues, respectively. The costs for shipping and handling are included in gifts expense and franchising expense, respectively.

Income Taxes

The Company is organized as a single-member limited liability company and will not elect to be taxed as a corporation for federal income tax purposes. As such, for federal income tax purposes, the Company will be “disregarded” and will be treated as a division of MFOC, its sole member. Although the Company is not expected to be a tax-paying entity, the assets of the Company could be subject to income tax claims against any member of its parent’s consolidated group.

The Company will be included in the consolidated federal income tax return of MFC, the Company’s ultimate parent. For historical financial reporting purposes, the Company has recognized income tax expense and deferred tax assets and liabilities as if it were filing a separate tax return. The Company has recognized deferred tax assets or liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets or liabilities have been determined based upon the difference between the financial and income tax bases of assets and liabilities using enacted tax rates expected to apply when differences are expected to be settled or realized.

Fair Value of Financial Instruments

The Company estimates that the total fair market value of its 9 percent Senior Secured Notes (see Note 3) and its 11 ½ percent Senior Secured Notes (see Note 3) was approximately $69.8 million and $114.4 million, respectively as of January 1, 2005. The Company estimates that the total fair market value of its Series A/B Senior Notes and Series C Senior Notes (see Note 3) was approximately $84.0 million as of January 3, 2004. These estimates are based on quoted market prices. The book values of the Company’s other financial instruments, including accounts receivable and accounts payable approximate fair values at the respective balance sheet dates because of the relatively short maturity of these instruments or valuation allowances which have been recorded to report the balances at fair value. The carrying amount of other long-term debt obligations approximates its fair value because the related interest rates are at market rates.

Interest Rate Hedge

As part of TCBY’s Senior Credit Facility arrangement (see Note 3), TCBY was required to hedge the variability of interest rates through a hedging instrument for at least 50 percent of the outstanding principal balance.  On June 25, 2002, TCBY purchased an interest rate cap (the “Cap”) with a notional amount of $20.0 million. The Cap had a ceiling related to the three-month LIBOR rate of 3.5 percent and expired on August 28, 2003. Because the three-month LIBOR rate was less than the ceiling during the entire term of the Cap, the Company recorded the Cap at its cost, which was amortized to interest expense over the term of the Cap.

On August 26, 2003, TCBY purchased a Cap with a notional amount of $13.2 million. The Cap had a ceiling related to the 1-month LIBOR rate of 3.5 percent and expired on March 31, 2004. Because the one-month LIBOR rate was less than the ceiling during the entire term of the cap, the Company recorded the Cap at its cost, which was amortized to interest expense over the term of the Cap.

Advertising

The Company administers advertising funds collected from its franchisees. The Company directs the expenditures of the advertising funds in connection with advertising and marketing campaigns for the benefit of the respective concepts. The advertising funds and their related activities are not included in the accompanying consolidated financial statements.

Advertising costs are expensed as incurred. During the years ended January 1, 2005, January 3, 2004 and December 28, 2002, the Company incurred advertising expenses excluding the expenditures of the advertising funds totaling approximately $4.5 million, $1.7 million and $2.2 million, respectively.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment,” which is a revision of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company beginning July 3, 2005. The adoption of SFAS 123R is not expected to have a material effect on the Company’s consolidated financial statements.

3.     Long-Term Debt and Capital Lease Obligations

Long-Term Debt

Long-term debt consists of the following (in thousands):

	January 1, 2005	January 3, 2004
Senior Secured Notes, interest at 11½ percent payable semi-annually in arrears on March 15 and September 15, due March 15, 2011	$115,000	$—
Senior Secured Notes, interest at 9 percent payable semi-annually in arrears on March 15 and September 15, due March 15, 2011	80,747	—
Senior Notes, net of issuance discount of $85	—	139,915
Senior Credit Facility	—	21,800
Subordinated Debt, net of issuance discount of $1,160	—	20,595
Borrowings under line of credit	—	3,452
	$195,747	$185,762

Debt Refinancing

On March 16, 2004, the Company issued $80.7 million of 9 percent senior secured notes (the “9 percent Senior Secured Notes”) in exchange for $80.7 million of Senior Notes and issued $115.0 million of 11 ½ percent senior secured notes (the “11 ½ percent Senior Secured Notes” together with the 9 percent Senior Secured Notes, the “Senior Secured Notes”). The proceeds from the 11 ½ percent Senior Secured Notes were used to retire the Company’s remaining Senior Notes, the Senior Credit Facility, the Subordinated Debt and the line of credit.

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

The Senior Secured Notes are redeemable at the option of the Company anytime on or after March 15, 2008. Prior to March 15, 2007, the Company may redeem up to 35 percent of the aggregate principal amount of the notes with the net proceeds of certain equity offerings. The Senior Secured Notes require the Company to offer to repurchase a portion of the notes at 100 percent of the principal amount, plus accrued and unpaid interest thereon to the date of purchase, with 50 percent of the Company’s “excess cash flow”, as defined in the indenture agreement, when the ratio of the Company’s Net Indebtedness to Consolidated EBITDA is above 3.75 to 1.0 and the cumulative unpaid excess cash flow offer amount exceeds $10.0 million.  In the event of a change in control, the holders of the Senior Secured Notes will have the right to put the notes to the Company at 101 percent of their principal amount, plus accrued and unpaid interest, provided at least 65 percent of the aggregate principal amount of the Senior Secured Notes originally issued remain outstanding.

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

As of January 1, 2005, the Company had incurred $13.9 million of costs directly related to the debt refinancing. Generally, these costs would be deferred and amortized as interest expense over the term of the Senior Secured Notes. However, for the fiscal year ended January 1, 2005 and January 3, 2004, respectively, approximately $5.0 million and $684,000 of these costs related to the exchange of $80.7 million of Senior Notes for $80.7 million of Senior Secured Notes and were expensed, net of the gain recognized on the early retirement of the remaining Senior Notes of $4.8 million during the fiscal year ended January 1, 2005, in the respective period in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” and included in the caption “costs associated with debt refinancing, net” in the consolidated statements of operations.

Senior Notes

On November 26, 1997, MFOC issued $100.0 million total principal amount of Series A Senior Notes due December 1, 2004 pursuant to an indenture between MFOC and the Bank of New York (the “Indenture”). The Series A Senior Notes were issued pursuant to a private transaction that was not subject to the registration requirements of the Securities Act of 1933 (the “Securities Act”). On June 12, 1998, a majority of the Series A Senior Notes were exchanged for 10 1/8 percent Series B Senior Notes due December 1, 2004 (collectively, the “Series A/B Senior Notes”), which were registered under the Securities Act.

On August 24, 1998, MFOC issued $40.0 million total principal amount of Series C Senior Notes due December 1, 2004 in connection with the acquisitions of Great American Cookie Company, Inc. and 48 stores from four franchisees. On June 21, 2000, all of the Series C Senior Notes and the remaining Series A Senior Notes were exchanged for the Series A/B Senior Notes, which were registered under the Securities Act. The Series A/B Senior Notes and the Series C Senior Notes are collectively referred to as the “Senior Notes.”

In connection with the issuance of the Series C Senior Notes, the Company recorded a discount of approximately $600,000. This discount was amortized to interest expense over the approximate six-year life of the Series C Senior Notes using the effective interest method.

Senior Credit Facility

In connection with its acquisition in fiscal 2000, TCBY obtained a $50.0 million term loan (the “Senior Credit Facility”) from a consortium of banks (the “Banks”). The Senior Credit Facility required installment payments over a four-year period.

On August 31, 2001, TCBY amended and restated the Senior Credit Facility agreement with the Banks (the “Amended and Restated Credit Agreement”). This amendment substantially modified the previous Senior Credit Facility’s financial covenants and payment terms, included an initial principal reduction of $2.9 million, and changed the nature of the Senior Credit Facility from a term loan to a revolving loan arrangement.  The Amended and Restated Credit Agreement provided for a revolving loan facility that was to expire in May 2005 and allowed for borrowings of up to $41.5 million.

In connection with amending the Senior Credit Facility in August 2001, the Company incurred approximately $400,000 of non-refundable fees that were capitalized as deferred loan costs and were amortized over the life of the related debt.

On November 20, 2002, TCBY entered into Amendment No. 2 to the Amended and Restated Credit Agreement (“Amendment No. 2”). Key provisions of Amendment No. 2 included the following: a) expiration of the Senior Credit Facility in March 2004, b) an initial principal reduction of $4.0 million, c) allowance for borrowings of up to $31.3 million as of November 2002, d) substantial increases in the quarterly payment amounts, e) substantial modification of the financial covenants and the requirement that the covenants be calculated monthly rather than quarterly, and f) an increase of the interest rates by 75 basis points effective as of the amendment date with an additional 100 basis point increase effective January 1, 2004. In connection with Amendment No. 2, TCBY incurred approximately $700,000 of non-refundable fees that were capitalized as deferred loan costs and were amortized over the life of the related debt.

During the year ended December 28, 2002, TCBY wrote off $1.4 million of previously capitalized deferred loan costs that were associated with the original debt issuance and prior amendments in accordance with the FASB’s Emerging Issues Task Force Issue No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit, or Revolving-Debt Arrangements.”

Borrowings under the Amended and Restated Credit Agreement bore interest at the election of TCBY at either: (1) the higher of the Banks’ prime rate or the federal funds rate plus 4.5 percent or (2) the Eurodollar rate plus 5.75 percent (“New Eurodollar Rate Loans”).  Interest was payable for the New Eurodollar Rate Loans when the underlying interest period expires or quarterly, whichever came first.

TCBY also incurred $125,000 in legal, accounting, and other non-capitalizable fees and expenses associated with amending the Senior Credit Facility that were included in selling, general, and administrative expenses in the accompanying consolidated statements of operations during the year ended December 28, 2002.

Subordinated Debt

In connection with its acquisition in fiscal 2000, TCBY obtained $20.0 million of secured Subordinated Debt from institutional investors. The Subordinated Debt was issued at a discount of approximately $2.5 million. This discount was accreted to interest expense using the effective interest rate method over the life of the debt. The principal amount of the Subordinated Debt was due in its entirety on November 15, 2005 and bore interest at an annual rate of 12.0 percent payable semi-annually in cash plus 2.0 percent payable semi-annually through the issuance of additional Subordinated Debt notes (the “PIK Notes”). The PIK Notes bore interest at an annual rate of 14.0 percent with interest payable semi-annually through the issuance of additional PIK Notes. During each of the years ended January 1, 2005, January 3, 2004 and December 28, 2002 TCBY recorded interest expense of $86,000, $400,000 and $400,000 as a result of the accretion of the discount and recorded interest expense of $44,000, $600,000 and $500,000, respectively, as a result of issuing PIK Notes.

Line of Credit

On January 16, 2003, MFOC entered into a new credit facility with Foothill Capital Corporation (“Foothill”). The Foothill credit facility bore interest at the prime rate plus 1.75 percent. The Foothill credit facility also required a monthly servicing fee of $5,000 and an anniversary fee of $200,000. The Foothill credit facility provided for $11.9 million of credit comprised of a $9.9 million revolving line of credit for financing working capital expenditures and $2.0 million for letters of credit. The Foothill credit facility would have matured on November 1, 2004 and was secured by substantially all of the assets of MFOC.

Capital Lease Obligations

As of January 1, 2005, the future minimum lease payments, including interest, for capital lease obligations are as follows (in thousands):

Fiscal Year
2005	$85
2006	85
2007	85
2008	85
2009	85
Thereafter	280
Total minimum lease payments	705
Less amount representing interest	(242)
Present value of net minimum lease payments	$463

4.     Income Taxes

Provision for Income Taxes

The components of the provision for income taxes for the years ended January 1, 2005, January 3, 2004 and December 28, 2002 are as follows (in thousands):

	Fiscal Year Ended
	January 1, 2005	January 3, 2004	December 28, 2002
Current
Federal	$2,180	$2,697	$2,925
State	517	552	597
Foreign	80	—	—
	2,777	3,249	3,522

Deferred
Federal	(434)	(670)	757
State	(89)	(176)	86
	(523)	(846)	843
Total provision for income taxes	$2,254	$2,403	$4,365

The differences between income taxes at the U.S. federal statutory income tax rate and income taxes reported in the consolidated statements of operations are as follows for the years ended January 1, 2005, January 3, 2004 and December 28, 2002:

	Fiscal Year Ended
	January 1, 2005	January 3, 2004	December 28, 2002
Federal statutory income tax rate	$1,637	$2,299	$(8,260)
Amortization of non-deductible intangibles	—	—	11,863
Deferred compensation adjustment	572	—	—
State income taxes	209	269	451
Foreign taxes	80	—	—
Other	(244)	(165)	311
Effective income tax rate	$2,254	$2,403	$4,365

The significant components of the Company's deferred tax assets and liabilities at January 1, 2005 and January 3, 2004 are as follows (in thousands):

	January 1, 2005	January 3, 2004
Deferred tax assets – current:
Allowance for doubtful accounts	$411	$469
Deferred revenues	198	575
Accrued expenses	407	387
Other	104	104
Deferred tax assets – current	$1,120	$1,535
Deferred tax liabilities – long-term
Intangibles	$(6,682)	$(6,875)
Other	(134)	(172)
Total deferred tax liabilities – long-term	(6,816)	(7,047)
Deferred tax assets – long-term
Loan costs	1,888	—
Deferred compensation	—	599
Reserves	391	946
Depreciation	350	343
Other	311	345
Total deferred tax assets – long-term	2,940	2,233
Deferred tax liability, net – long-term	$(3,876)	$(4,814)

In connection with the reorganization described in Note 1, the Company entered into a tax allocation agreement with MFC pursuant to which the Company agreed to make payments to MFC, after taking into account payments the Company makes directly to tax authorities, based on the Company's stand-alone consolidated federal income tax liability, determined as if the Company and its subsidiaries constituted their own consolidated group for federal income tax purposes. The Company will not be permitted to make these payments to MFC,  unless the MFC federal tax liability exceeds the Company's stand-alone federal tax liability, until it meets certain financial ratios and is otherwise in compliance with the terms of the indenture governing the Senior Secured Notes.

5.     Long-Term Incentive Plans

Effective as of May 23, 2004, the Board of Directors of MFC approved adoption of the Phantom Stock Plan of Mrs. Fields' Companies, Inc. (the "Phantom Plan").  The purpose of the Phantom Plan is to provide long-term incentives to certain key employees of MFC or its subsidiaries (the "Participants") as determined by the Compensation Committee of the Board of Directors (the "Committee").  The Phantom Plan is unfunded, and Participants do not receive any payment under the Phantom Plan until the completion of the first to occur of:  (i) a sale of substantially all of the assets of MFC; (ii) a public offering of the MFC's common stock where MFC receives proceeds, net of any underwriter's discounts and expenses, of not less than $50 million; or (iii) any stock sale, merger or other transaction where the owners of MFC's common stock immediately before the transaction do not own in excess of 50% of the common stock of the entity surviving such sale, merger or other transaction (a "Triggering Event"). Participants receive Performance Units in amounts recommended by the CEO and determined by the Committee.  Upon the completion of a Triggering Event, Participants receive payments reflecting the number and value of their Performance Units at the time of the completion of the Triggering Event. At that time, amounts paid to Participants will be recognized as compensation expense.  Payments to Participants may be made in cash or through issuance of equity securities of MFC, as determined by the Committee.  The value of a Performance Unit at the completion of a Triggering Event is the value of one share of common stock of MFC as determined in good faith by the Board of Directors. If the Board of Directors determines the need, it may seek the advice of an independent advisor.

The maximum number of Performance Units that may be granted under the Phantom Plan is one million Performance Units.  Subdivisions, splits, or combinations involving MFC's common stock will proportionately affect the number of Performance Units that have been awarded under the Phantom Plan.  In May 2004, the Committee approved the grant of up to 392,418 Performance Units allocated among Participants as determined by the Committee. In December 2004, the Company granted 349,250 Performance Units to Participants.  Future grants, if any, shall also be as determined by the Committee.

Effective as of September 1, 2004, MFC terminated its Employee Stock Option Plan pursuant to the provisions of the plan.  No further options will be granted under the plan.  Valid and outstanding options granted to plan participants prior to termination were unaffected by the termination.  Concurrent with the termination, the Company paid $108,000 for the repurchase of certain stock options from the plan participants.  Concurrent with the issuance of the Performance Units of the Phantom Plan, most of the outstanding stock options were cancelled.  At January 1, 2005, there are 10,000 stock options outstanding.

During the years ended January 1, 2005, January 3, 2004 and December 28, 2002, the Company recognized $75,000, $50,000 and $134,000 of non-cash compensation expense, respectively, related to the fiscal 2001 issuance of MFC stock options to certain employees of the Company. Because the employees of the Company are the beneficiaries of the grant of options in MFC stock, the related expense has been reflected in the Company's consolidated financial statements.

6.              Commitments and Contingencies

Legal Matters

In the ordinary course of business, the Company is involved in routine litigation, including franchise disputes and trademark disputes.  The Company is not a party to any legal proceedings which, in the opinion of management, after consultation with legal counsel, is material to its business, financial condition or results of operations.

The Company and its products are subject to regulation by numerous governmental authorities, including, without limitation, federal, state and local laws and regulations governing franchising, health, sanitation, environmental protection, safety and hiring and employment practices.

TCBY of Ireland, Inc., an indirect subsidiary, was the defendant in a recently concluded case captioned Advanced Food Concepts, Ltd. et al. v. William P. Creasman, et al., Case No. 401-CV-00-117JMM, filed in the U.S. District Court for the Eastern District of Arkansas (the "Court"). This complaint was filed in 2001 by two former franchisees against TCBY of Ireland and other corporate and individual defendants, but all defendants were subsequently dismissed with the exception of TCBY of Ireland, Inc., the franchisor party under a Transnational Master License Agreement entered into with certain of the plaintiffs and others.

The plaintiffs sought damages in excess of $70 million in connection with TCBY of Ireland's performance under and termination of the Transnational Master License Agreement. On August 4, 2004, the Court granted TCBY of Ireland's Motion for Summary Judgment on all remaining counts of the complaint. Plaintiffs subsequently filed various motions, including a motion for reconsideration, which the Court denied, and TCBY of Ireland filed a motion for attorneys fees and costs pursuant to Arkansas law.  On February 7, 2005, the parties entered into a settlement agreement whereby plaintiffs agreed to pay defendants a negotiated sum for attorneys fees, and the parties agreed not to appeal the Court's rulings.  On February 14, 2005, the Court entered its order dismissing the case with prejudice in accordance with the settlement agreement.

Operating Leases

The Company leases office space, facilities and equipment under long-term non-cancelable operating lease agreements with remaining terms of one to nine years. Rent expense was $1.2 million, $1.2 million and $1.4 million for the years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively.

As of January 1, 2005, the future minimum lease payments due under operating leases are as follows (in thousands):

Fiscal Year
2005	$1,437
2006	1,458
2007	1,428
2008	1,380
2009	1,367
Thereafter	1,936
$9,006

As of January 1, 2005, the future minimum sublease payments due to the Company under these operating leases are as follows (in thousands):

Fiscal Year
2005	$487
2006	165
2007	163
2008	123
2009	31
$969

Contractual Arrangements

The Company has entered into supply agreements to buy frozen dough products and for the purchase of yogurt-based products, novelties and ice cream. The frozen dough product supply agreement stipulates minimum annual purchase commitments of not less than 15.0 million pounds of products, approximately $22.1 million based on weighted average prices in effect January 1, 2005, each year through the end of the contract, December 2006. These annual commitments are satisfied through the purchase of frozen dough products by the Company's gifts business segment and through the purchase of frozen dough products by franchisees. Should the Company not meet the annual minimum commitment, the supplier's sole remedy is to cancel the supply agreement.

The supplier of the frozen dough product manufactures its products in one location. A production disruption or the supplier's inability to secure the raw materials used in the production of its products could adversely affect the operating results of Mrs. Fields and its franchisees. Although management believes that other suppliers could provide similar products on comparable terms, a change in suppliers could cause a delay in manufacturing and a possible loss of sales, which could adversely affect the financial position, results of operations, or liquidity of the Company and its franchisees.

TCBY's supply agreement with Americana Foods Limited Partnership ("Americana") for the purchase of yogurt-based products, novelties and ice cream (the "TCBY Supply Agreement") stipulates minimum annual purchase commitments of at least 75 percent of the product volumes contained in the agreement through the term of the agreement, November 2007. These commitments are satisfied through the purchase of frozen yogurt-based products, novelties and ice cream by our distributors and franchisees. If the purchases fall below 75 percent of the quantity, then Americana has the right to propose a new pricing structure. If TCBY doesn't agree to the new pricing structure, then Americana has the right to terminate the agreement by giving written notice 180 days prior to termination.

Americana manufactures its products in one location. A production disruption or Americana's inability to secure the raw materials used in the production of its products could adversely affect the operating results of TCBY and its franchisees. Although management believes that other suppliers could provide similar products on comparable terms, a change in suppliers could cause a delay in manufacturing and a possible loss of sales, which could adversely affect the financial position, results of operations, or liquidity of the Company and its franchisees.

7.              Related-Party Transactions

Due To/From Affiliates

The amounts due to/from affiliates are comprised of amounts due to/from MFOC, MFH, TCBY Enterprises and affiliates, and MFC at January 1, 2005 and January 3, 2004 (in thousands):

	January 1, 2005	January 3, 2004
Amounts due from affiliates:
MFC	$23	$—
Amounts due to affiliates:
MFC – tax sharing	$2,382	$2,312
MFH	273	273
MFOC	125	—
TCBY Enterprises	—	550
	$2,780	$3,135

The Company has from time-to-time engaged Korn/Ferry International ("Korn/Ferry"), an international executive recruiting firm for which Richard Ferry, one of the members of the board of managers, is also Founder Chairman. For the years ended January 1, 2005, January 3, 2004 and December 28, 2002, recruiting fees paid to Korn/Ferry totaled $132,000, $362,000 and $64,000, respectively.

The Company has periodically engaged Applied Predictive Technologies ("APT") to evaluate the economics and demographic trends of certain mall and retail site locations. Walker Lewis, one of the members of the board of managers, is Chairman of the Board of APT. For the years ended January 3, 2004 and December 28, 2002, the Company paid APT $68,000 and $161,000, respectively.  There were no amounts paid to APT in fiscal 2004.

Franchise Agreements with MFOC

Concurrent with the completion of the reorganization (see Note 1), certain of the Company's brand franchisor subsidiaries entered into franchise agreements with MFOC, which permit MFOC to sell and distribute the Company's products in its owned stores upon payment of franchise royalties and other amounts required under the franchise agreements. These franchise agreements are similar to the Company's standard form of franchise agreement, except that the Company did not charge an up-front franchising fee for stores open as of the date of the franchise agreements in recognition of the fact that the stores owned and operated by MFOC were operated prior to giving effect to the reorganization.

These franchise agreements are terminable by the Company in the event of non-payment of the franchise royalties for a period of 10 days, followed by a 10-day opportunity to cure, or other material violation of the franchise agreements. As a result of these agreements, MFOC is the Company's largest franchisee, based on franchise revenues.  The aggregate amount of franchise royalties paid to the Company by MFOC during fiscal year 2004 was $2.8 million.  The aggregate amount of franchise royalties that would have been required to be paid to the Company by MFOC, had these franchise agreements been in effect, would have been $4.8 million and $6.8 million, for each of fiscal years 2003 and 2002, respectively.

Management Agreement with MFOC

In connection with the reorganization (see Note 1), the Company entered into a management agreement with MFOC, pursuant to which the Company provides business and organizational strategy, financial and investment management and other executive-level management services to MFOC and its subsidiaries (other than the Company) upon the terms and conditions set forth in the management agreement. As compensation for these services, on a monthly basis, MFOC reimburses the Company the sum of the actual allocated costs of the fixed general and administrative functions plus the variable general and administrative functions dedicated to providing these services as determined in good faith by the Company and MFOC. These reimbursement amounts are intended to reflect the actual costs of providing these services and are not intended to generate revenues for the Company. Management expects that the reimbursement amounts will decrease over time as MFOC reduces its store operations. It is intended that this management agreement will continue in effect until the expiration of all store leases for which MFOC is the lessee.  For the period from the reorganization through January 1, 2005, MFOC reimbursed the Company $2.8 million for management services provided under the management agreement.

MFOC Sublease

Concurrent with the completion of the reorganization (see Note 1), the Company entered into an assignment agreement whereby the lease for the corporate headquarters was assigned from MFOC to the Company. MFOC entered into a sublease with the Company to pay the Company, over the term of the sublease, agreed rental payments that have been established based on estimated usage of the headquarters by their personnel. For the period from the reorganization through January 1, 2005, MFOC paid rent of $220,000 to the Company.  Management estimates that MFOC's aggregate rental payments will be approximately $326,000 in fiscal year 2005. MFOC's share is expected to decrease over time with corresponding reduced operations. It is intended that the sublease will continue in effect until the expiration of all store leases for which MFOC is the lessee, following which the MFOC sublease will be terminated and the Company would therefore be responsible for all rental payments.

MFOC Collection Agency Agreement

Concurrent with the completion of the reorganization (see Note 1), the Company entered into a collection agency agreement with MFOC under which the Company agreed to act as MFOC's collection agent for subtenant rental payments made by the Company's franchisees who operate stores previously owned by MFOC on which MFOC remains as the tenant.

Benefits Agreement with MFOC

Concurrent with the completion of the reorganization (see Note 1), the Company entered into a benefits agreement with MFOC under which the Company agreed to make certain payments to MFOC in respect to the Company's share of employee benefits costs based on the number of the Company's employees. Costs associated with the Company's employees providing services to MFOC under the management agreement are allocated consistent with the shared expenses under the management agreement.  For the period from the reorganization through January 1, 2005, the Company paid MFOC $1.9 million for the Company's share of employee benefits costs.

Insurance Allocation Agreement with MFC

Concurrent with the completion of the reorganization (see Note 1), the Company entered into an insurance allocation agreement with MFC under which the Company agreed to make certain payments to MFC in respect to the Company's share of certain insurance costs, allocated based on the Company's estimation of the appropriate risk of loss of each of MFC's subsidiaries. The insurance allocation agreement also provides for the allocation of workers' compensation costs based on the respective employee payroll and employment category risk factor of each of MFC's subsidiaries that generates payroll.  For the period from the reorganization through January 1, 2005, the Company paid MFC $925,000 for the Company's share of insurance costs.

Shadewell Grove Holdings, LLC and Shadewell Grove IP, LLC

Prior to 2004, the Company had entered into various trademark license agreements and exclusively licensed certain recipes to Nonni's Food Company, Inc. ("Nonni's"), a manufacturer and distributor of soft baked cookies. In addition, the Company owned warrants to purchase 111,111 shares of Nonni's common stock at an exercise price of $10.775.   In March 2004, Nonni's was acquired by a third party investor in a stock purchase (the "Nonni's Purchase"). As part of the Nonni's Purchase, in consideration for the sale of the warrants to purchase 111,111 shares of Nonni's common stock, the Company received an aggregate of $1.3 million, of which approximately $200,000 is being held in an escrow account pending post-closing adjustments related to the Nonni's Purchase.  As a result, the Company recorded a gain on the sale of these warrants of $1.1 million in other income in the consolidated statement of operations during the year ended January 1, 2005.  Any proceeds received from the amount held in escrow will be recorded as other income when received. Immediately prior to the Nonni's Purchase, the Mrs. Fields product division of Nonni's and its related assets were contributed to a newly-formed entity, Shadewell Grove Holdings, LLC ("Shadewell Holdings").  The Company received from Shadewell Holdings its pro-rata share of preferred units in Shadewell Holdings, approximately 4.1 percent, as if the warrants in Nonni's common stock had been exercised immediately prior the Nonni's purchase.

In December 2004, the Company paid Shadewell Holdings approximately $102,000 for additional preferred units of Shadewell Holdings to maintain its pro-rata ownership of Shadewell Holdings.  This investment is recorded in other assets in the consolidated balance sheet as of January 1, 2005. The Company has appointed John Lauck, one of its executive officers, to represent the Company as a director of Shadewell Holdings.

Shadewell Grove IP, LLC ("Shadewell"), a wholly-owned subsidiary of Shadewell Holdings, has licenses to develop, manufacture and distribute ready-to-eat shelf stable cookie products utilizing the Mrs. Fields trademarks, service marks and trade names through retail distribution channels and designated food service distribution channels. Shadewell also has a license to market and distribute high quality, pre-packaged chocolate chips utilizing the Mrs. Fields trademarks, service marks and trade names through designated retail distribution channels. Prior to December 24, 2004, Shadewell had a license agreement to market and distribute high quality, frozen cookie dough products utilizing the Mrs. Fields trademarks, service marks and trade names to the food away from home industry through designated food service distribution channels. For the years ended January 1, 2005, January 3, 2004 and December 28, 2002, the Company earned royalty and licensing revenues associated with the licensing and recipe sales agreements of $3.1 million, $3.5 million and $3.8 million, respectively.

On December 24, 2004, the Company terminated the license agreement with Shadewell to market and distribute high quality, frozen cookie dough products utilizing the Mrs. Fields trademarks, service marks and trade names to the food away from home industry through designated food service distribution channels.  Among other reasons, the Company pursued the termination of this license to better align the Company's interests with those of the Company's franchisees.  The Company paid Shadewell a termination fee of $1.1 million and in return received from Shadewell an indemnification and release of any and all claims arising from the license agreement.  The termination fee was recorded in licensing expenses in the consolidated statement of operations for the year ended January 1, 2005.

Co-marketing and Supply Agreement

In connection with its acquisition, TCBY had previously entered into an exclusive co-marketing and supply agreement with Americana. Up until November 19, 2002, Americana was a wholly-owned subsidiary of TCBY Enterprises. On November 20, 2002, TCBY Enterprises sold Americana to an entity in which a limited partner of the entity is a subsidiary of a significant shareholder of MFC.  Under the agreement, Americana manufactured yogurt-based products, ice cream, and novelty items for sale and distribution to TCBY's franchisees and distributors at agreed-upon prices, subject to changes in Americana's production costs. This agreement was replaced by the TCBY Supply Agreement on November 20, 2002 (see Note 6). Under the original co-marketing and supply agreement and the TCBY Supply Agreement, the Company recognized revenues related to the product manufactured by Americana of $11.7 million, $13.1 million and $28.0 million for the years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively.

Reimbursement of TCBY Transition Costs

The Company was entitled to receive approximately $2.4 million from TCBY Enterprises for reimbursement of expenses incurred on behalf of TCBY and one-time transition costs incurred in the transfer of management functions of TCBY from Little Rock, Arkansas to Salt Lake City, Utah in 2000. The reimbursement of these costs was subject to the point in time when TCBY Enterprises' dairy processing plant (Americana) generated sufficient cash in excess of the working capital requirements of the dairy processing plant to make the reimbursement or upon the sale of the dairy processing plant. During 2002, the dairy processing plant was sold and the Company was reimbursed by TCBY Enterprises for these transition expenses. This amount has been included in other operating income in the accompanying consolidated statement of operations for the year ended December 28, 2002.

8.     Employee Benefit Plan

MFOC sponsors the Mrs. Fields' Original Cookies, Inc. 401(k) Retirement Savings Plan (the "Plan") for all eligible employees of MFOC and its subsidiaries. Under the terms of the Plan, employees may make contributions to the Plan. During 2002 and 2004, a portion of the employee contributions to the Plan were matched by contributions from the Company at the rate of 100 percent of the first three percent of employee contributions plus 50 percent of the next two percent of employee contributions. The total matching contributions made by the Company to the Plan for the years ended January 1, 2005 and December 28, 2002 were approximately $294,000 and $308,000, respectively. No contributions were made to the Plan by the Company for the year ended January 3, 2004.

9.              Reportable Segments

Operating segments are components of the Company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. This information is reported on the basis that it is used internally for evaluating segment performance. The Company has four reportable operating segments; namely, franchising, gifts, licensing and retail food sales. The franchising segment consists of revenues received either directly or indirectly from cookie, yogurt and pretzel stores, which are owned and operated by third parties. These revenues include initial franchise or license fees, monthly royalties based on a percentage of a franchisee's gross sales, sales of cookie dough that the Company produces, and certain product formulation fees and supplier allowances which are based upon sales to franchisees. The gifts segment includes sales generated from the Company's mail order gift catalog and web site. The licensing segment consists of other licensing activity from third parties for the sale of products bearing the Company's brand names. The retail food sales segment consists of sales of TCBY-branded frozen yogurt products and novelties through retail channels.  The accounting policies for the segments are the same as those discussed in the summary of significant accounting policies (see Note 2). Sales and transfers between segments are eliminated in consolidation.

Prior to December 2002, revenues from the sale of TCBY-branded frozen food specialty products and private-label ice cream to grocery stores and wholesale clubs were recognized upon shipment and included in retail food sales. In December 2002, TCBY licensed the sale and distribution of these products to a third party, whereby the Company now earns a licensing fee as products are sold and distributed by the third party. Accordingly, revenues subsequent to December 2002 that are earned under this licensing agreement are included in licensing revenues.

The Company evaluates performance of each segment based on contribution margin. Contribution margin is computed as the difference between the revenues generated by a reportable segment and the selling and occupancy expenses, cost of sales and direct general and administrative expenses related to that reportable segment. Contribution margin is used as a measure of the operating performance of an operating segment. The Company does not allocate any indirect general and administrative expense, other operating income (expense), interest expense, depreciation and amortization or assets to its reportable operating segments.

Segment revenues and contribution margin are presented in the following table (in thousands):

	Fiscal Year Ended
	January 1, 2005	January 3, 2004	December 28, 2002
Revenues:
Franchising	$55,913	$58,645	$61,332
Gifts	25,849	17,405	12,628
Licensing	4,945	5,464	4,566
Retail food sales	—	—	16,606
	$86,707	$81,514	$95,132
Contribution margin:
Franchising	$34,020	$38,605	$40,670
Gifts	5,116	4,198	2,850
Licensing	3,429	4,309	4,423
Retail food sales	—	—	1,394
	$42,565	$47,112	$49,337

The reconciliation of contribution margin to net income (loss) is as follows (in thousands):

	Fiscal Year Ended
	January 1, 2005	January 3, 2004	December 28, 2002
Contribution margin	$42,565	$47,112	$49,337
Other operating revenues	353	474	260
General and administrative expense	(9,727)	(10,811)	(12,129)
Stock compensation expense	(75)	(50)	(134)
Other operating income (expense), net	(396)	(1,015)	2,563
Interest expense, net	(24,905)	(25,041)	(25,327)
Other income	1,054	—	—
Depreciation and amortization	(4,053)	(3,753)	(3,689)
Provision for income taxes	(2,254)	(2,403)	(4,365)
Income from current operations before cumulative effect of accounting change	2,562	4,513	6,516
Income (loss) from discontinued operations (net of income taxes of $65, $158 and $44, respectively)	104	255	(288)
Income before cumulative effect of accounting change	2,666	4,768	6,228
Cumulative effect of accounting change	—	—	(35,175)
Net income (loss)	$2,666	$4,768	$(28,947)

The fixed assets and inventory of the Company primarily relate to the Company's Great American Cookie batter facility and gifts business segment and related activities. Assets relating to franchising and licensing activity are primarily amounts due from franchisees and licensees and goodwill relating to franchising concepts.

Revenues from franchisees, customers and licensees within the United States were $86.1 million, $80.6 million and $94.3 million for the years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively, and represented 98.9 percent, 98.3 percent and 98.9 percent of total revenues for the years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively.  Revenues from international franchisees, customers and licensees were $1.0 million, $1.4 million and $1.1 million for the years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively, and represented 1.1 percent, 1.7 percent and 1.1 percent of total revenues for the years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively.  Revenues from any single foreign country were not material.  Providing geographical information regarding long-lived assets is impracticable.

The Company has one licensee that accounted for $3.1 million, $3.5 million and $3.8 million, or 62.7 percent, 63.1 percent and 83.7 percent of the revenues of the licensing segment for the years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively. The Company has one customer in its gifts business segment that accounted for $4.2 million, $3.0 million and $2.2 million, or 16.2 percent, 17.2 percent and 17.2 percent of revenues of the gifts business segment for the years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively. There were no other customers or licensees that accounted for more than 10.0 percent of Mrs. Fields' total revenues or any individual segment's revenues.

10.       Discontinued Operations

TCBY transitioned its equipment sales segment ("Riverport") to a third party equipment and smallwares distributor during the quarter ended March 29, 2003. The distributor purchased certain of Riverport's inventory at cost, subject to certain slow moving inventory purchase price adjustments. The segment's assets that were subject to depreciation and amortization were being periodically expensed over the remaining estimated useful life. The results of operations and financial position of Riverport are classified as discontinued operations in the accompanying consolidated financial statements.  The Company does not anticipate any further activity relating to Riverport in future periods.

11.       Supplemental Condensed Consolidating Financial Information

The Senior Secured Notes were issued by the Company and Mrs. Fields Financing Company, Inc., as co-issuers.  Mrs. Fields Financing Company, Inc. is a wholly owned finance subsidiary of the Company.  The Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company's domestic subsidiaries other than minor subsidiaries. Mrs. Fields Famous Brands has no independent assets or operations. Therefore, supplemental financial information on a condensed consolidating basis of the guarantor subsidiaries is not required. There are no restrictions on the Company's ability to obtain cash dividends or other distributions of funds from the guarantor subsidiaries, except those imposed by applicable law.

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Certificate of Formation of Mrs. Fields Famous Brands, LLC

3.2*	Limited Liability Agreement of Mrs. Fields Famous Brands, LLC, dated as of February 4, 2004, by Mrs. Fields’ Original Cookies, Inc.

3.3*	Certificate of Incorporation of Mrs. Fields Financing Company, Inc.

3.4*	Bylaws of Mrs. Fields Financing Company, Inc.

3.5*	Certificate of Formation of Great American Cookie Company Franchising, LLC

3.6*	Limited Liability Agreement of Great American Cookie Company Franchising, LLC, dated as of February 4, 2004, by Mrs. Fields Famous Brands, LLC

3.7*	Certificate of Formation of Great American Manufacturing, LLC

3.8*	Limited Liability Agreement of Great American Manufacturing, LLC, dated as of February 4, 2004, by Mrs. Fields Famous Brands, LLC

3.9*	Articles of Incorporation of Mrs. Fields Cookies Australia

3.10*	Bylaws of Mrs. Fields Cookies Australia

3.11*	Certificate of Formation of Mrs. Fields Franchising, LLC

3.12*	Limited Liability Agreement of Mrs. Fields Franchising, LLC, dated as of February 4, 2004, by Mrs. Fields Famous Brands, LLC

3.13*	Articles of Incorporation of Mrs. Fields Gifts, Inc.

3.14*	Bylaws of Mrs. Fields Gifts, Inc.

3.15*	Certificate of Formation of Pretzelmaker Franchising, LLC

3.16*	Limited Liability Agreement of Pretzelmaker Franchising, LLC, dated as of February 4, 2004, by Mrs. Fields Famous Brands, LLC

3.17*	Certificate of Formation of Pretzel Time Franchising, LLC

3.18*	Limited Liability Agreement of Pretzel Time Franchising, LLC, dated as of February 4, 2004, by Mrs. Fields Famous Brands, LLC

3.19*	Certificate of Incorporation of The Mrs. Fields’ Brand, Inc.

3.20*	Bylaws of The Mrs. Fields’ Brand, Inc.

3.21*	Articles of Incorporation of TCBY International, Inc. (f/k/a TCBY Preparation, Inc.)

3.22*	Articles of Amendment to Articles of Incorporation of TCBY International, Inc. (f/k/a TCBY Preparation, Inc.) changing name to TCBY International, Inc.

3.23*	Bylaws of TCBY International, Inc. (f/k/a TCBY Preparation, Inc.)

3.24*	Articles of Incorporation of TCBY of Texas, Inc.

3.25*	Amended and Restated Bylaws of TCBY of Texas, Inc.

3.26*	Certificate of Formation of TCBY Systems, LLC

Exhibit No.	Description

3.27*	Amended and Restated Limited Liability Agreement of TCBY Systems, LLC, dated as of March 16, 2004, by Mrs. Fields Famous Brands, LLC

4.1*

Purchase Agreement, dated March 9, 2004, by and among Mrs. Fields Famous Brands, LLC, Mrs. Fields Financing Company, Inc., Jefferies & Company, Inc. as the Initial Purchaser, and the subsidiary guarantors named therein

4.2*	Indenture, dated as of March 16, 2004, by and among Mrs. Fields Famous Brands, LLC, Mrs. Fields Financing Company, Inc., the Guarantors identified therein and The Bank of New York, as Trustee

4.3*	Form of 11 1/2% Senior Secured Notes due 2011 (included in Exhibit 4.2)

4.4*	Form of 9% Senior Secured Notes due 2011 (included in Exhibit 4.2)

4.5*	Form of Subsidiary Guarantees related to the 11 1/2% Senior Secured Notes due 2011 (included in Exhibit 4.2)

4.6*	Form of Subsidiary Guarantees related to the 9% Senior Secured Notes due 2011 (included in Exhibit 4.2)

4.7*

Registration Rights Agreement, dated March 16, 2004, by and among Mrs. Fields Famous Brands, LLC, Mrs. Fields Financing Company, Inc, the Subsidiary Guarantors named therein and Jefferies & Company, Inc., as Initial Purchaser related to the 11 1/2% Senior Secured Notes due 2011

4.8*

9% Notes Registration Rights Agreement, dated March 16, 2004, by and among Mrs. Fields Famous Brands, LLC, Mrs. Fields Financing Company, Inc., the Subsidiary Guarantors named therein and the holders of the 9% Senior Secured Notes due 2011 related to the 9% Senior Secured Notes due 2011

4.9*	Pledge Agreement, dated March 16, 2004, by and among Mrs. Fields Famous Brands, LLC, TCBY Systems, LLC and The Bank of New York, as Trustee

4.10*	Security Agreement, dated March 16, 2004, by and among Mrs. Fields Famous Brands, LLC, Mrs. Fields Financing Company, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee

4.11*

Trademark Security Agreement, dated March 16, 2004, by and among Great American Cookie Company Franchising, LLC, Pretzelmaker Franchising, LLC, Pretzel Time Franchising, LLC, TCBY Systems, LLC, The Mrs. Fields’ Brand, Inc. and The Bank of New York, as Trustee

4.12*	Account Control Agreement, dated as of March 16, 2004, by and among LaSalle Bank, National Association, Mrs. Fields Famous Brands, LLC and The Bank of New York, as Trustee

4.13*	Restricted Account Agreement, dated as of March 16, 2004, by and among Wells Fargo Bank, N.A., Mrs. Fields Famous Brands, LLC and The Bank of New York, as Trustee

4.14*	Restricted Account Agreement, dated as of March 16, 2004, by and among Wells Fargo Bank, N.A., TCBY Systems, LLC and The Bank of New York, as Trustee

4.15*	Deed to Secure Debt, Security Agreement, and Assignment of Leases and Rents, dated as of March , 2004, by and between Great American Manufacturing, LLC and The Bank of New York, as Trustee

4.16

First Supplemental Indenture, dated as of February 9, 2005, by and among Mrs. Fields Famous Brands, LLC, Mrs. Fields Financing Company, Inc., the Guarantors (as defined in the Indenture) and The Bank of New York, as Trustee, included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2005, and incorporated herein by reference.

Exhibit No.	Description

10.1*	Contribution Agreement between TCBY Enterprises, Inc. and TCBY Systems, LLC dated as of March 16, 2004

10.2*

Contribution Agreement, dated as of March 16, 2004, by and among Mrs. Fields’ Original Cookies, Inc., the subsidiaries of Mrs. Fields’ Original Cookies, Inc. named therein, Mrs. Fields Famous Brands, LLC and the subsidiaries of Mrs. Fields Famous Brands, LLC named therein

10.3**	United States Trademark Assignment, dated March 16, 2004, between Mrs. Fields’ Original Cookies, Inc. and The Mrs. Fields’ Brand, Inc.

10.4**	International Trademark Assignment, dated March 16, 2004, between Mrs. Fields’ Original Cookies, Inc. and The Mrs. Fields’ Brand, Inc.

10.5*	United States Trademark Assignment, dated March 16, 2004, between Great American Cookie Company, LLC, and Great American Cookie Company Franchising, LLC

10.6*	International Trademark Assignment, dated March 16, 2004, between Great American Cookie Company, LLC, and Great American Cookie Company Franchising, LLC

10.7*	United States Trademark Assignment, dated March 16, 2004, between Pretzel Time, LLC, and Pretzel Time Franchising, LLC

10.8*	International Trademark Assignment, dated March 16, 2004, between Pretzel Time, LLC and Pretzel Time Franchising, LLC

10.9*	United States Trademark Assignment, dated March 16, 2004, between Pretzelmaker, LLC and Pretzelmaker Franchising, LLC

10.10*	International Trademark Assignment, dated March 16, 2004, between Pretzelmaker, LLC and Pretzelmaker Franchising, LLC

10.11**	United States Trademark Assignment, dated March 16, 2004, between TCBY Enterprises, Inc. and TCBY Systems, LLC

10.12**	International Trademark Assignment, dated March 16, 2004, between TCBY Enterprises, Inc. and TCBY Systems, LLC

10.13*	Severance Assumption Agreement, dated as of March 16, 2004, by and among Mrs. Fields’ Original Cookies, Inc., Mrs. Fields Famous Brands, LLC, Larry A. Hodges and Mrs. Fields’ Companies, Inc.

10.14*	Management Agreement, dated as of March 16, 2004, by and between Mrs. Fields Famous Brands, LLC and Mrs. Fields’ Original Cookies, Inc.

10.15*	Tax Allocation Agreement, dated as of March 16, 2004, by and among Mrs. Fields’ Companies, Inc., Mrs. Fields Famous Brands, LLC and the subsidiaries of Mrs. Fields Famous Brands, LLC named therein

10.16*	Insurance Allocation Agreement, dated as of March 16, 2004, by and among Mrs. Fields’ Companies, Inc. and all of its subsidiaries

10.17*

Benefits Allocation Agreement, dated as of March 16, 2004, by and among Mrs. Fields’ Original Cookies, Inc., Mrs. Fields Famous Brands, LLC and the subsidiaries of Mrs. Fields Famous Brands, LLC named therein

10.18*	Collection Agency Agreement, dated as of March 16, 2004, by and between Mrs. Fields’ Original Cookies, Inc. and Mrs. Fields Famous Brands, LLC

Exhibit No.	Description

10.19*

Expense Reimbursement Agreement, dated as of March 16, 2004, among Mrs. Fields Famous Brands, LLC, Mrs. Fields’ Companies, Inc., Mrs. Fields’ Holding Company, Inc., Mrs. Fields’ Original Cookies, Inc., Capricorn Investors II, L.P., and Capricorn Investors III, L.P.

10.20*

Lease Agreement, dated January 19, 1998, as amended by Lease Addendum No. 1 dated June 4, 1998, and Lease Addendum No. 2, dated October 19, 2000, between 2855 E. Cottonwood Parkway L.C. and Mrs. Fields’ Original Cookies, Inc.

10.21*	Assignment and Assumption of Lease, dated as of March 16, 2004, between Mrs. Fields’ Original Cookies, Inc. and Mrs. Fields Famous Brands, LLC, pertaining to the Cottonwood Parkway Headquarters Lease

10.22*	Sublease, dated as of March 16, 2004, by and between Mrs. Fields Famous Brands, LLC and Mrs. Fields’ Original Cookies, Inc.

10.23*	Lease Agreement, dated May 31, 2003, between Mrs. Fields’ Original Cookies, Inc. and Transwestern Commercial Services LP, pertaining to the Training Facility

10.24*	Assignment and Assumption of Lease, dated as of March 16, 2004, between Mrs. Fields’ Original Cookies, Inc. and Mrs. Fields Famous Brands, LLC, pertaining to the Training Facility Lease

10.25*	Lease Agreement, dated March 31, 2001, between Mrs. Fields’ Original Cookies, Inc. and Mrs. Fields Famous Brands, LLC, pertaining to the Mrs. Fields Gifts Facility

10.26*	Assignment and Assumption of Lease, dated as of March 16, 2004, between Mrs. Fields’ Original Cookies, Inc. and Mrs. Fields Famous Brands, LLC, pertaining to the Mrs. Fields Gifts Facility Lease

10.27*	Mrs. Fields Franchise Agreement, dated as of March 16, 2004, by and among Mrs. Fields Franchising, LLC and Mrs. Fields’ Original Cookies, Inc.

10.28*	Great American Cookie Company Franchise Agreement, dated as of March 16, 2004, by and between Great American Cookie Company Franchising, LLC and Mrs. Fields’ Original Cookies, Inc.

10.29*	Pretzel Time Franchise Agreement, dated as of March 16, 2004, by and between Pretzel Time Franchising, LLC and Mrs. Fields’ Original Cookies, Inc.

10.30*	Pretzelmaker Franchise Agreement, dated as of March 16, 2004, by and between Pretzelmaker Franchising, LLC and Mrs. Fields’ Original Cookies, Inc.

10.31**	TCBY Franchise Agreement, dated as of March 16, 2004, by and between TCBY Systems, LLC and Mrs. Fields’ Original Cookies, Inc.

10.32**	License Agreement, dated as of March 16, 2004, by and between Mrs. Fields Franchising, LLC and Mrs. Fields’ Original Cookies, Inc., related to the Hot Sam brand

10.33*	License Agreement, dated as of March 16, 2004, between Mrs. Fields Franchising, LLC and Mrs. Fields’ Original Cookies, Inc., related to the Original Cookie Company brand

10.34*	Purchase Agreement, dated December 1, 1999, between The Mrs. Fields’ Brand, Inc. and Nonni’s Food Company, Inc.

10.35*	Amendment Number One to Purchase Agreement, dated as of December 28, 2000, between The Mrs. Fields’ Brand, Inc. and Nonni’s Food Company, Inc.

Exhibit No.	Description

10.36*	Amendment Number Two to Purchase Agreement, dated as of January 17, 2002, between The Mrs. Fields’ Brand, Inc. and Nonni’s Food Company, Inc.

10.37*	Trademark License Agreement, dated January 3, 2000, between The Mrs. Fields’ Brand, Inc. and Nonni’s Food Company, Inc.

10.38*	Amendment No. 1, dated December 29, 2000, to Trademark License Agreement dated January 3, 2000, between The Mrs. Fields’ Brand, Inc. and Nonni’s Food Company, Inc.

10.39*	Trademark License Agreement, dated February 21, 2001, between The Mrs. Fields’ Brand, Inc. and Nonni’s Food Company, Inc.

10.40*	Amendment No. 1, dated January 17, 2002, to Trademark License Agreement dated February 21, 2001, between The Mrs. Fields’ Brand, Inc. and Nonni’s Food Company, Inc.

10.41*	Amendment No. 2, dated March 31, 2003, to Trademark License Agreement dated February 21, 2001, between Mrs. Fields’ Original Cookies, Inc. and Nonni’s Food Company, Inc.

10.42*	Trademark License Agreement, dated as of January 2, 2002, between The Mrs. Fields’ Brand, Inc. and Nonni’s Food Company, Inc.

10.43*	Trademark License Agreement, dated March 31, 2003, between Mrs. Fields’ Original Cookies, Inc. and Nonni’s Food Company, Inc.

10.44*

Marriott-TCBY Joint Venture Agreement, dated May 25, 1989, among TCBY Enterprises, Inc., TCBY Systems, Inc. and Host International, Inc., Host Marriott Services USA, Inc., and Host Marriott Tollroads, Inc.

10.45*

First Amendment to Marriott-TCBY Joint Venture Agreement, dated as of January 1, 1990, among TCBY Enterprises, Inc., TCBY Systems, Inc. and Host International, Inc., Host Marriott Services USA, Inc., and Host Marriott Tollroads, Inc.

10.46*

Second Amendment to Marriott-TCBY Joint Venture Agreement, dated as of March 1, 1991, among TCBY Enterprises, Inc., TCBY Systems, Inc. and Host International, Inc., Host Marriott Services USA, Inc., and Host Marriott Tollroads, Inc.

10.47*

Third Amendment to Marriott-TCBY Joint Venture Agreement, dated as of October 1, 1991, among TCBY Enterprises, Inc., TCBY Systems, Inc. and Host International, Inc., Host Marriott Services USA, Inc., and Host Marriott Tollroads, Inc.

10.48*

Fourth Amendment to Host Marriott-TCBY Joint Venture Agreement, dated as of November 30, 1998, among TCBY Enterprises, Inc., TCBY Systems, Inc. and Host International, Inc., Host Marriott Services USA, Inc., and Host Marriott Tollroads, Inc.

10.49***	Supply Agreement, dated December 31, 2002, between Mrs. Fields’ Original Cookies, Inc. and Countryside Baking Company, Inc.

10.50***	Exclusive Supply Agreement, dated as of November 19, 2002, by and between TCBY Systems, LLC and Americana Foods Limited Partnership

10.51**	Beverage Marketing Agreement, dated March 7, 2003, between Mrs. Fields’ Original Cookies, Inc. and Coca-Cola Fountain, part of The Coca-Cola Company

10.52*	Assignment Agreement, dated as of March 16, 2004, by and among Mrs. Fields’ Original Cookies, Inc., Mrs. Fields Famous Brands, LLC and Coca-Cola Fountain

10.53*	Supply and Distribution Agreement, dated August 9, 1998, between Mrs. Fields’ Original Cookies, Inc. and Dawn Food Products

10.54*	Assignment Agreement, dated as of March 16, 2004, by and among Mrs. Fields’ Original Cookies, Inc., Mrs. Fields Famous Brands, LLC and Dawn Food Products

10.55*	Food and Packaging Distribution Agreement, dated November 14, 2002, between TCBY Systems, LLC and Blue Line Distributing

10.56*	Amended and Restated Employment Agreement, dated March 16, 2004, by and among Stephen Russo, Mrs. Fields Famous Brands, LLC and Mrs. Fields’ Companies, Inc.

Exhibit No.	Description

10.57*	Amended and Restated Employment Agreement, dated March 16, 2004, by and between Sandra Buffa and Mrs. Fields Famous Brands, LLC

10.58*	Amended and Restated Employment Agreement, dated March 16, 2004, by and between Michael R. Ward and Mrs. Fields Famous Brands, LLC

10.59**	Mrs. Fields’ Companies, Inc. Director Stock Option Plan (f/k/a Mrs. Fields Famous Brands, Inc. Director Stock Option Plan)

10.60**	Mrs. Fields’ Companies, Inc. Employee Stock Option Plan (f/k/a Mrs. Fields Famous Brands, Inc. Employee Stock Option Plan)

10.61

Mrs. Fields’ Companies, Inc. Phantom Stock Plan, effective as of May 25, 2004, and form of Performance Unit Grant Agreement, included as Exhibit 10.61 to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 2004, and incorporated herein by reference.

10.62****

Termination Agreement and Release, dated as of December 24, 2004, between Mrs. Fields Franchising, LLC and Shadewell Grove IP, LLC, pertaining to termination of a Trademark License Agreement between their predecessors-in-interest dated January 2, 2002

10.63****

Amendment to Trademark License Agreements, dated as of December 24, 2004, between Mrs. Fields Franchising, LLC and Shadewell Grove IP, LLC, amending certain Trademark License Agreements between their predecessors-in-interest

10.64****	Marketing Allowance Agreement, dated as of December 24, 2004, between Mrs. Fields Franchising, LLC and Shadewell Grove IP, LLC

10.65****	Trademark License Agreement, dated December 24, 2004, between Mrs. Fields Franchising, LLC and Shadewell Grove IP, LLC

12.1****	Computation of ratio of earnings to fixed charges of Mrs. Fields Famous Brands, LLC

14.1****	Code of Ethics of Mrs. Fields’ Original Cookies, Inc. and its subsidiaries

21.1****	Subsidiaries of Mrs. Fields Famous Brands, LLC

31.1****	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2****	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32****	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Included as an exhibit with corresponding exhibit number to the Company’s Registration Statement on Form S-4 (No. 333-115046) filed with the Securities and Exchange Commission on April 30, 2004, and incorporated herein by reference.

**                                  Included as an exhibit, with corresponding exhibit number to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (No. 333-115046) filed with the Securities and Exchange Commission on July 2, 2004, and incorporated herein by reference.

***                           Included as an exhibit, with corresponding exhibit number to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (No. 333-115046) filed with the Securities and Exchange Commission on July 12, 2004, and incorporated herein by reference.

****                    Filed herewith.