Form 10-Q
period 2005-04-02
MRS FIELDS FAMOUS BRANDS LLC
filed 2005-05-16
CIK 1288407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 333-115046

MRS. FIELDS FAMOUS BRANDS, LLC

(Exact Name of Registrant Specified in Its Charter)

Delaware	80-0096938
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2855 East Cottonwood Parkway, Suite 400 Salt Lake City, Utah	84121-1050
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (801) 736-5600

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

        On May 13, 2005, 100 common interests of registrant were outstanding, all of which are held by an affiliate. There is no established trading market for registrant's common interests.

MRS. FIELDS FAMOUS BRANDS, LLC

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MRS. FIELDS FAMOUS BRANDS, LLC

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)

	April 2,	January 1,
	2005	2005
ASSETS:
Cash and cash equivalents	$13,483	$19,859
Receivables, net of allowance for doubtful accounts of $592 and $1,295, respectively	6,576	8,039
Amounts due from affiliates	—	23
Inventories	2,518	2,626
Prepaid expenses and other	1,437	1,200
Deferred tax asset	984	1,120

Total current assets	24,998	32,867

Property and equipment, net	3,383	3,486
Goodwill	113,456	113,456
Trademarks and other intangible assets, net	22,739	23,419
Deferred loan costs, net of accumulated amortization of $9,358 and $9,043, respectively	7,569	7,885
Other assets	686	668
	$172,831	$181,781

LIABILITIES AND MEMBER'S DEFICIT:
Accounts payable	$1,884	$4,334
Accrued liabilities	8,944	14,646
Amounts due to affiliates	2,419	2,780
Current portion of capital lease obligations	37	36
Current portion of deferred revenues	1,984	2,049

Total current liabilities	15,268	23,845

Long-term debt	195,747	195,747
Capital lease obligations, net of current portion	418	427
Deferred revenues, net of current portion	1,158	1,387
Deferred tax liability	3,981	3,876

Total liabilities	216,572	225,282

Member's deficit	(43,600)	(43,365)
Accumulated other comprehensive loss	(141)	(136)

Total member's deficit	(43,741)	(43,501)

COMMITMENTS AND CONTINGENCIES
	$172,831	$181,781

See accompanying notes to condensed consolidated financial statements

MRS. FIELDS FAMOUS BRANDS, LLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Dollars in thousands)

	13 Weeks Ended
	April 2,	April 3,
	2005	2004
REVENUES:
Franchising	$12,354	$13,005
Gifts	4,960	4,540
Licensing	1,138	1,257
Other	52	83

Total revenues	18,504	18,885

OPERATING COSTS AND EXPENSES:
Franchising	5,088	4,175
Gifts	5,248	3,666
Licensing	142	129
General and administrative	2,005	2,313
Stock compensation expense	—	13
Costs associated with debt refinancing, net	—	87
Depreciation	279	316
Amortization	705	715
Other operating expenses, net	37	18

Total operating costs and expenses	13,504	11,432

Income from operations	5,000	7,453

Interest expense, net	(5,355)	(8,885)
Other income	—	1,054

Loss from continuing operations before provision for income taxes	(355)	(378)

Benefit for income taxes	(120)	(185)

Loss from continuing operations	(235)	(193)

Income from discontinued operations (net of income taxes of $0 and $29, respectively)	—	47

Net loss	$(235)	$(146)

COMPREHENSIVE INCOME (LOSS):
Net loss	$(235)	$(146)
Foreign currency translation adjustment	(5)	(2)

Comprehensive loss	$(240)	$(148)

See accompanying notes to condensed consolidated financial statements

MRS. FIELDS FAMOUS BRANDS, LLC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	13 Weeks Ended
	April 2,	April 3,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(235)	$(193)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Gain on sale of equity warrants	—	(1,054)
Depreciation and amortization	984	1,031
Amortization of deferred loan costs	316	2,818
Stock compensation expense	—	13
Amortization of discount on notes	—	1,245
Deferred income taxes	241	(1,881)
Changes in assets and liabilities
Receivables, net	1,463	1,648
Amounts due to/from affiliates, net	(338)	(1,847)
Inventories, net	108	(296)
Prepaid rent and other	(237)	(274)
Other assets	(43)	63
Accounts payable	(2,450)	(4,179)
Accrued liabilities	(5,702)	(412)
Deferred revenues	(294)	(252)

Net cash used in continuing operating activities	(6,187)	(3,570)
Net cash used in discontinued operating activities	—	(235)

Net cash used in operating activities	(6,187)	(3,805)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity warrants	—	1,054
Purchases of property and equipment	(176)	(45)

Net cash (used in) provided by investing activities	(176)	1,009

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under line of credit	—	(3,452)
Principal payments on long-term debt	—	(98,014)
Payment of debt financing costs	—	(11,990)
Proceeds from issuance of Senior Secured Notes	—	115,000
Principal payments on capital lease	(8)	—
Contribution by parent	—	17,500
Other activity with parent	—	(7,996)

Net cash (used in) provided by financing activities	(8)	11,048

Effect of foreign exchange rate changes on cash	(5)	(2)

Net (decrease) increase in cash and cash equivalents	(6,376)	8,250
Cash and cash equivalents at beginning of period	19,859	1,300

Cash and cash equivalents at end of period	$13,483	$9,550

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$10,273	$6,259
Cash paid for income taxes	—	50
Cash paid to parent for income taxes	—	1,450

See accompanying notes to condensed consolidated financial statements

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Mrs. Fields Famous Brands, LLC and subsidiaries (the "Company" or "Mrs. Fields") in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("United States") for a complete presentation of the financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Mrs. Fields as of April 2, 2005 and January 1, 2005, and the results of their operations and their cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 1, 2005 contained in Mrs. Fields' Form 10-K, filed with the Securities and Exchange Commission on March 22, 2005.

The Company is a wholly-owned subsidiary of Mrs. Fields' Original Cookies, Inc., ("MFOC"). MFOC is a wholly-owned subsidiary of Mrs. Fields' Holding Company, Inc. ("MFH"), and MFH is a wholly-owned subsidiary of Mrs. Fields' Companies, Inc. ("MFC").

The results of operations for the 13 weeks ended April 2, 2005 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2005. Income per common interest information is not presented because Mrs. Fields is wholly-owned by MFOC and, therefore, its common interests are not publicly traded.

2. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004) ("SFAS 123R"), "Share-Based Payment," which is a revision of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123R supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company beginning January 1, 2006. The adoption of SFAS 123R is not expected to have a material effect on the Company's consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, ("SFAS 151"), "Inventory Costs, an amendment of ARB No. 43, Chapter 4" which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The new standard will be effective for the Company beginning January 1, 2006. The adoption of SFAS 151 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

3. Receivables

The Company's receivables are primarily due from domestic and international franchisees, distributors, licensees and corporate customers in our gifts segment and consist of normal trade accounts receivable and longer-term notes receivable. Service charges may be assessed on past due invoices but any revenues associated with these charges is only recognized when collected. The Company maintains an allowance for doubtful accounts to cover potential losses. This allowance is the Company's best estimate of the amount of probable collection losses in the Company's existing trade accounts receivable. The Company determines the allowance based upon historical write-off experience and individual facts and circumstances associated with individual debtors. If the assumptions that are used to determine the allowance for doubtful accounts change, the Company may have to provide for a greater level of expense in future periods or reverse amounts provided in prior periods.

Prior to fiscal 2001, TCBY Systems, LLC ("TCBY"), a wholly-owned subsidiary of the Company, extended credit from time to time in the form of notes receivable to franchisees and certain of these notes receivable remain outstanding. Notes receivable from franchisees are primarily collateralized by equipment located at the franchisees' stores. The notes bear interest at market rates and mature at various dates through April 2009. TCBY regularly reviews the notes for non-performance. Notes that are considered non-performing are placed on a non-accrual status when the collectability of principal or interest becomes uncertain.

Notes receivable at April 2, 2005 and January 1, 2005 consist of the following (in thousands):

	April 2,	January 1,
	2005	2005
Non-performing notes	$—	$521
Allowance for doubtful accounts	—	(521)
Non-performing notes, net	—	—

Performing notes	229	225
Allowance for doubtful accounts	(88)	(76)
Performing notes, net	141	149
	$141	$149

The activity in the allowance for notes receivable for the 13 weeks ended April 2, 2005 and April 3, 2004 is as follows (in thousands):

	13 Weeks Ended
	April 2,	April 3,
	2005	2004
Beginning balance	$597	$713
Additions (reversals)	4	(8)
Write-offs	(513)	(2)
	$88	$703

4. Property and Equipment

Equipment and fixtures are stated at cost less accumulated depreciation and are depreciated over three to seven years using the straight-line method. Leasehold improvements are stated at cost less accumulated depreciation and are depreciated over the term of the lease using the straight-line method. Property and equipment at April 2, 2005 and January 1, 2005 consist of the following (in thousands):

	April 2,	January 1,
	2005	2005
Leasehold improvements	$3,881	$3,879
Equipment and fixtures	9,977	9,801
Land	240	240
	14,098	13,920
Less accumulated depreciation	(10,715)	(10,434)
	$3,383	$3,486

Property and equipment includes gross assets acquired under a capital lease of $500,000 at April 2, 2005 and January 1, 2005. The related accumulated deprecation on these capital lease assets was $66,000 and $53,000 at April 2, 2005 and January 1, 2005, respectively.

5. Accrued Liabilities	Accrued liabilities consist of the following at April 2, 2005 and January 1, 2005 (in thousands):

	April 2,	January 1,
	2005	2005
Accrued liabilities	$4,260	$4,701
Accrued compensation and benefits	3,830	3,968
Accrued interest payable	854	5,977
	$8,944	$14,646

On June 24, 2004, the Company announced a reorganization of its executive management team effective June 28, 2004. As a result of this reorganization, the Company terminated the employment of two Senior Vice Presidents effective June 28, 2004 and accrued approximately $600,000 related to severance expenses. As of April 2, 2005, remaining severance payments of $411,000 were included in accrued compensation and benefits.

6. Related-Party Transactions	The amounts due to/from affiliates are comprised of amounts due to/from MFOC, MFH and MFC at April 2, 2005 and January 1, 2005 (in thousands):

	April 2,	January 1,
	2005	2005
Amounts due from affiliates:
MFC	$—	$23

Amounts due to affiliates:
MFC – tax sharing	$2,014	$2,382
MFH	273	273
MFOC	132	125
	$2,419	$2,780

The Company has entered into a tax allocation agreement with MFC pursuant to which the Company has agreed to make payments to MFC, after taking into account payments the Company makes directly to tax authorities, based on the Company's stand-alone consolidated federal income tax liability, determined as if the Company and its subsidiaries constituted their own consolidated group for federal income tax purposes. The Company will not be permitted to make these payments to MFC, unless the MFC federal tax liability exceeds the Company's stand-alone federal tax liability, until it meets certain financial ratios and is otherwise in compliance with the terms of the indenture governing its senior secured notes.

7. Reportable Segments

Operating segments are components of the Company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. This information is reported on the basis that it is used internally for evaluating segment performance. The Company has three reportable operating segments: franchising, gifts and licensing. The franchising segment consists of revenues received either directly or indirectly from cookie, yogurt and pretzel stores, which are owned and operated by third parties. These revenues include initial franchise or license fees, monthly royalties based on a percentage of a franchisee's gross sales, sales of cookie dough that the Company produces at its Great American Cookie batter facility, and certain product formulation fees and supplier allowances which are based upon sales to franchisees. The gifts segment includes sales generated from the Company's mail order gift catalog and website. The licensing segment consists of other licensing activities with third parties for the sale of products bearing the Company's brand names. Sales and transfers between segments are eliminated in consolidation.

The Company evaluates performance of each segment based on contribution margin. Contribution margin is computed as the difference between the revenues generated by a reportable segment and the selling and occupancy expenses, cost of sales and direct general and administrative expenses related to that reportable segment. Contribution margin is used as a measure of the operating performance of an operating segment. The Company does not allocate any indirect general and administrative expenses, other operating expenses, interest expense, depreciation and amortization or assets to its reportable operating segments.

Segment revenues and contribution margin are presented in the following table (in thousands):

	13 Weeks Ended
	April 2,	April 3,
	2005	2004
Revenues:
Franchisings	$12,354	$13,005
Gifts	4,960	4,540
Licensing	1,138	1,257
	$18,452	$18,802
Contribution Margin:
Franchisings	$7,266	$8,830
Gifts	(288)	874
Licensing	996	1,128
	$7,974	$10,832

The reconciliation of contribution margin to net loss is as follows (in thousands):

	13 Weeks Ended
	April 2,	April 3,
	2005	2004
Contribution margin	$7,974	$10,832
Other operating revenues	52	83
General and administrative expenses	(2,005)	(2,313)
Stock compensation expense	—	(13)
Costs associated with debt refinancing, net	—	(87)
Depreciation and amortization	(984)	(1,031)
Other operating expenses, net	(37)	(18)
Interest expense, net	(5,355)	(8,885)
Other income	—	1,054
Benefit for income taxes	120	185
Loss from current operations	(235)	(193)
Income from discontinued operations (net of income taxes of $0 and $29, respectively)	—	47
Net loss	$(235)	$(146)

The fixed assets and inventory of the Company primarily relate to the Company's Great American Cookie batter facility and gifts business segment and related activities. Assets relating to franchising and licensing activity are primarily amounts due from franchisees and licensees and goodwill relating to franchising concepts.

The Company has one licensee that accounted for $767,000 and $709,000, or 67.4 percent and 56.4 percent of the revenues of the licensing segment for the 13 weeks ended April 2, 2005 and April 3, 2004, respectively. The Company has one customer in its gifts business segment that accounted for $665,000 and $1.3 million, or 13.4 percent and 28.1 percent of revenues of the gifts business segment for the 13 weeks ended April 2, 2005 and April 3, 2004, respectively. There were no other customers or licensees that accounted for more than 10.0 percent of Mrs. Fields' total revenues or any individual segment's revenues.

8. Commitments And Contingencies

In the ordinary course of business, the Company is involved in routine litigation. The Company is not a party to any legal proceedings which, in the opinion of management, after consultation with legal counsel, is material to its business, financial condition or results of operations.

The Company and its products are subject to regulation by numerous governmental authorities, including, without limitation, federal, state and local laws and regulations governing franchising, health, sanitation, environmental protection, safety and hiring and employment practices.

9. Supplemental Condensed Consolidating Financial Information

Long-term debt includes the 9 percent senior secured notes and the 11 ½ percent senior secured notes (the "Senior Secured Notes") that were issued by the Company and Mrs. Fields Financing Company, Inc., as co-issuers. Mrs. Fields Financing Company, Inc. is a wholly-owned finance subsidiary of the Company. The Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company's domestic subsidiaries other than minor subsidiaries. Mrs. Fields Famous Brands has no independent assets or operations. Therefore, supplemental financial information on a condensed consolidating basis of the guarantor subsidiaries is not required. There are no restrictions on the Company's ability to obtain cash dividends or other distributions of funds from the guarantor subsidiaries, except those imposed by applicable law.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Unless the context otherwise requires, references in this report to the terms "Company," "we," "us," or "our" generally refer to the Registrant, Mrs. Fields Famous Brands, LLC, a Delaware limited liability company, and its subsidiaries.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as "believe," "anticipate," "expect," "estimate," "intend," "project," "plan," "continue," "will," "may" or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive and governmental factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward looking statements. Factors you should consider that could cause these differences include:

•                  the availability and adequacy of our cash flow to satisfy our obligations, including debt service on our long-term debt and additional funds required for working capital;

•                  the impact of our current negative member's deficit on our franchising activities;

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

•                  acts of war or terrorist incidents; and

•                  all other factors described under "Risk Factors" in our Registration Statement on Form S-4 (File No. 333-115046), as amended.

        You are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

Overview

We are one of the largest franchisors in the premium snack food industry, featuring Mrs. Fields®, Great American Cookie Company®, TCBY®, Pretzel Time® and Pretzelmaker™ as our core brands. Through our franchisees' retail stores, we are the largest retailer of freshly baked, on-premises specialty cookies and brownies in the United States; the largest retailer of soft serve frozen yogurt in the United States; and the second largest retailer of baked on-premises pretzels in the United States. In addition, we operate a gifts business and have entered into licensing arrangements that attempt to leverage awareness of our core brands among our retail customer base. We operate through a network of franchised stores, which are located throughout the United States and in approximately 30 foreign countries. As of April 2, 2005, our franchise network consisted of 2,612 retail concept locations.

Our business is divided into three primary business segments for financial reporting purposes: franchising, gifts and licensing, which represented 66.8 percent, 26.8 percent and 6.2 percent of total revenues, respectively, for the 13 weeks ended April 2, 2005. The franchising segment consists of revenues received either directly or indirectly from cookie, yogurt and pretzel stores, which are owned and operated by third parties. These revenues include franchise or license fees, monthly royalties based on a percentage of a franchisee's gross sales, sales of cookie dough that we produce at our Great American Cookie batter facility and certain product formulation fees and supplier allowances which are based upon sales to franchisees. The gifts segment includes sales generated from our mail order gift catalog and website. The licensing segment consists of other licensing activities with third parties for the sale of products bearing our brand names. For further disclosure of reportable segments, see Note 7 to our unaudited condensed consolidated financial statements contained elsewhere in this report.

As of April 2, 2005, our store portfolio consisted of 2,090 domestic franchised locations, 324 international franchised locations and 198 licensed locations, which are described in more detail below. By brand, our franchisees' and licensees' concept locations are distributed as follows:

	Domestic	Internationa	Licensed
	Franchised	l Franchised	Locations	Total
Mrs. Fields	372	83	54	509
Great American	280	1	1	282
Original Cookie	—	—	4	4
Cookie subtotal	652	84	59	795

Pretzel Time	210	8	5	223
Pretzelmaker	153	40	3	196
Hot Sam	—	—	8	8
Pretzel subtotal	363	48	16	427
Bakery brands subtotal	1,015	132	75	1,222

TCBY – traditional stores	468	—	—	468
TCBY – non-traditional stores	607	192	123	922
TCBY brands subtotal	1,075	192	123	1,390

Total	2,090	324	198	2,612

The above table counts each concept location individually. For example, if a physical location had a Mrs. Fields store and a Pretzel Time store together, this would be counted as two concept locations in the table above. If actual physical stores were counted, rather than concept locations, total store counts would be reduced by 287 locations to 2,325.

MFOC and certain of its subsidiaries own approximately 61 franchised and licensed retail concept locations as of April 2, 2005, representing 2.3 percent of the total retail concept locations. During the 13 weeks ended April 2, 2005, we recognized $327,000 of franchise royalties and $366,000 of product sales relating to retail concept locations owned by MFOC. MFOC expects that most of these retail concept locations will be sold to new and current franchisees or will be closed during fiscal 2005.

        During the period from January 1, 2005 to April 2, 2005, our store portfolio declined from 2,688 concept locations to 2,612 concept locations, as follows:

	Domestic	International	Licensed
	Franchised	Franchised	Locations	Total
Balance, January 1, 2005	2,145	338	205	2,688
New development openings	12	6	2	20
Permanent closings	(72)	(20)	(9)	(101)
Other openings, net	5	—	—	5
Balance, April 2, 2005	2,090	324	198	2,612

        Of the 101 permanent closings between January 1, 2005 and April 2, 2005, 49.5 percent related to TCBY brand non-traditional locations, 8.9 percent related to TCBY brand traditional locations, 29.7 percent related to bakery concept locations owned by franchisees other than MFOC and 11.9 percent related to retail concept locations owned by MFOC.

Results of Operations

      The following table sets forth, for the periods indicated, certain information relating to our operations and percentage changes from period to period.

	13 Weeks Ended
	April 2, 2005	April 3, 2004	% Change
Statement of Operations Data:	(Dollars in thousands)
REVENUES:
Franchising	$12,354	$13,005	(5.0)
Gifts	4,960	4,540	9.3
Licensing	1,138	1,257	(9.5)
Other	52	83	(37.3)
Total revenues	18,504	18,885	(2.0)
OPERATING COSTS AND EXPENSES:
Franchising	5,088	4,175	21.9
Gifts	5,248	3,666	43.2
Licensing	142	129	10.1
General and administrative	2,005	2,313	(13.3)
Stock compensation expense	—	13	(100.0)
Costs associated with debt refinancing, net	—	87	(100.0)
Depreciation	279	316	(11.7)
Amortization	705	715	(1.4)
Other operating expenses, net	37	18	105.6
Total operating costs and expenses	13,504	11,432	18.1
Income from operations	5,000	7,453	(32.9)
Interest expense, net	(5,355)	(8,885)	(39.7)
Other income	—	1,054	(100.0)
Loss from continuing operations before provision for income taxes	(355)	(378)	(6.1)
Benefit for income taxes	(120)	(185)	(35.1)
Loss from continuing operations	(235)	(193)	21.8
Income from discontinued operations (net of income taxes of $0 and $29, respectively)	—	47	(100.0)
Net loss	$(235)	$(146)	61.0

Cash flows from operating activities	$(6,187)	$(3,805)	(62.6)
Cash flows from investing activities	$(176)	$1,009	NM
Cash flows from financing activities	$(8)	$11,048	NM

13 Weeks Ended April 2, 2005

Compared to the 13 Weeks Ended April 3, 2004

        Income From Operations—Overview. Income from operations was $5.0 million for the 13 weeks ended April 2, 2005, a decrease of $2.5 million or 32.9 percent, from $7.5 million for the 13 weeks ended April 3, 2004. This decrease was primarily attributable to decreases in contribution margin from franchising activities of $1.6 million, gifts of $1.2 million and licensing of $100,000 offset by decreases in general and administrative expenses of $300,000 and costs associated with debt refinancing of $100,000.

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

	13 Weeks Ended
Reporting Segment	April 2, 2005	April 3, 2004	% Change
	(Dollars in thousands)

Franchising	$7,266	$8,830	(17.7)
Gifts	(288)	874	(133.0)
Licensing	996	1,128	(11.7)
Total segment contribution	$7,974	$10,832	(26.4)

Franchising

        Franchising Revenues. Franchising revenues were $12.4 million for the 13 weeks ended April 2, 2005, a decrease of $600,000 or 5.0 percent, from $13.0 million for the 13 weeks ended April 3, 2004. This decrease was principally due to a decrease in revenues from our TCBY franchise system of $900,000 offset by an increase in revenues from our bakery franchise system of $300,000.

         The decrease in our TCBY franchise system revenues was principally comprised of a decrease in product formulation revenues generated by purchases of TCBY products by franchisees of $700,000 or 25.7 percent as a result of approximately 1,200 fewer traditional equivalent unit weeks and a decrease in gallons shipped due to the introduction of "low carb" yogurt in the prior year which required initial shipments to franchisees. In addition, initial franchise fees recognized upon new store openings decreased $200,000 or 58.0 percent as a result of fewer new store openings.

         The increase in our bakery franchise system revenues was principally comprised of increases in sales of products by our Great American Cookie batter facility to our franchisees of $200,000 or 6.5 percent, product formulation revenues generated by purchases of certain bakery products by franchisees of $100,000 or 9.9 percent and initial franchise fees of $100,000 or 39.8 percent, partially offset by a decrease in other bakery franchising revenues of $100,000.

        Franchising Expenses. Franchising expenses were $5.1 million for the 13 weeks ended April 2, 2005, an increase of $900,000 or 21.9 percent, from $4.2 million for the 13 weeks ended April 3, 2004. This increase was principally due to increases in expenses for brand investment initiatives of $400,000, product costs of $300,000 relating to our Great American Cookie batter facility, administrative costs of $200,000 relating to documentation audits of franchisees, and franchise development costs of $100,000, partially offset by reduced bad debt expense from our franchisees of $100,000.

        Franchising Contribution. The decrease in franchising contribution of $1.6 million or 17.7 percent was principally due to decreases in product formulation revenues and initial franchise fees earned from our TCBY franchise system of $700,000 and $200,000, respectively, a net reduction in operating contribution relating to our Great American Cookie batter facility of $100,000, and increases in franchising expenses associated with our brand investment initiatives of $400,000 and in other franchising development and operations costs of $200,000.

Gifts

        Gifts Revenues. Gifts revenues were $5.0 million for the 13 weeks ended April 2, 2005, an increase of $500,000 or 9.3 percent, from $4.5 million for the 13 weeks ended April 3, 2004. Gifts revenues consist of sales through our catalog and website as well as affiliations with other websites and sales to large corporate accounts for gifting purposes and to commercial airlines. The increase in gifts revenues in the 13 weeks ended April 2, 2005 was due to increases in sales through our catalogs and website of $1.1 million due to increased catalog circulation and the timing of the Easter holiday in the first quarter of 2005 compared to the second quarter of 2004, offset by a decrease in sales to our large corporate accounts of $600,000 due to a decrease in products sold. During the first quarter of 2004, a large corporate customer purchased higher price point products in addition to their normal purchases; however, they did not purchase the higher price point products in the first quarter of 2005.

        Gifts Expenses. Gifts expenses were $5.2 million for the 13 weeks ended April 2, 2005, an increase of $1.5 million or 43.2 percent, from $3.7 million for the 13 weeks ended April 3, 2004. This increase in expenses was due to increases in advertising and marketing expenses of $700,000 associated with increased circulation of catalogs, professional fees of $400,000 primarily due to consulting fees to assist us in preparing a five year strategic plan, labor and related expenses of $200,000, cost of sales of $100,000 and other operating expenses of $100,000.

        Gifts Contribution. The decrease in gifts contribution was primarily attributable to the increase in gifts operating expenses of $1.5 million or 43.2 percent, partially offset by an increase in gifts revenues of $500,000 or 9.3 percent.

Licensing

        Licensing Revenues. Licensing revenues were $1.1 million for the 13 weeks ended April 2, 2005, a decrease of $100,000 or 9.5 percent, from $1.2 million for the 13 weeks ended April 3, 2004. This decrease was due to a decrease in licensing royalties earned under our licensing agreement for the sale of TCBY frozen food specialty products through retail channels of $100,000.

        Licensing Expenses. Licensing expenses were $100,000 for the 13 weeks ended April 2, 2005 and for the 13 weeks ended April 3, 2004.

        Licensing Contribution. The decrease in licensing contribution of $100,000 or 11.7 percent was primarily due to a decrease in licensing royalties earned under our licensing agreement for the sale of TCBY frozen food specialty products through retail channels of $100,000.

Other

        General and Administrative Expense. General and administrative expenses were $2.0 million for the 13 weeks ended April 2, 2005, a decrease of $300,000 or 13.3 percent from $2.3 million for the 13 weeks ended April 3, 2004. This decrease was principally due to reductions in compensation and related payroll costs of $200,000, a change in estimate of a previously recorded incentive compensation accrual of $200,000 and health insurance costs of $100,000, partially offset by an increase in professional fees of $200,000.

        Depreciation and Amortization Expense. Total depreciation and amortization expense was $1.0 million for the 13 weeks ended April 2, 2005 and for the 13 weeks ended April 3, 2004. Depreciation expense was $300,000 for the 13 weeks ended April 2, 2005 and for the 13 weeks ended April 3, 2004. Amortization expense was $700,000 for the 13 weeks ended April 2, 2005 and for the 13 weeks ended April 3, 2004.

        Interest Expense, Net. Interest expense, net was $5.4 million for the 13 weeks ended April 2, 2005, a decrease of $3.5 million or 39.7 percent, from $8.9 million for the 13 weeks ended April 3, 2004. This decrease was primarily due to the write-off of deferred loan costs of $2.8 million in the first quarter of 2004 associated with certain of our long-term debt and a reduction in amortization of deferred loan costs of $600,000 as a result of the lower deferred loan costs associated with the new borrowings. The deferred loan costs associated with certain of our long-term debt were written off due to the completion of our debt refinancing on March 16, 2004.

        Other Income. Other income was $1.1 million for the 13 weeks ended April 3, 2004. Other income represents gain on the sale of certain equity warrants of Nonni's Food Company, a predecessor-in-interest to Shadewell Grove Foods, Inc., a manufacturer and distributor of Mrs. Fields branded soft baked cookies under certain license agreements with us and our affiliates.

Consolidated Financial Condition

        Total assets at April 2, 2005 were $172.8 million, a decrease of $9.0 million or 4.9 percent, from $181.8 million at January 1, 2005. This decrease was primarily attributable to decreases in cash and cash equivalents of $6.4 million, a decrease in receivables of $1.5 million and a net decrease in other current and long-term assets of $1.0 million.

        Total liabilities at April 2, 2005 were $216.6 million, a decrease of $8.7 million or 3.9 percent, from $225.3 million at January 1, 2005. This decrease was primarily due to decreases in accounts payable of $2.5 million and accrued liabilities, primarily accrued interest payable, of $5.7 million.

Consolidated Cash Flows

        Net cash flows used in operating activities were $6.2 million for the 13 weeks ended April 2, 2005, an increase of $2.4 million, from net cash flows used in operating activities of $3.8 million for the 13 weeks ended April 3, 2004. This increase was principally due to cash used for changes in working capital.

        Net cash flows used in investing activities were $176,000 for the 13 weeks ended April 2, 2005 compared to net cash flows provided by investing activities of $1.0 million for the 13 weeks ended April 3, 2004. This change was principally due to proceeds from the sale of equity warrants of Nonni's Food Company of $1.1 million received in the first quarter of 2004 and an increase in purchases of property and equipment of $131,000.

        Net cash flows used in financing activities were $8,000 for the 13 weeks ended April 2, 2005 compared to net cash flows provided by financing activities of $11.0 million for the 13 weeks ended April 3, 2004. This change was principally due to the completion of our debt refinancing on March 16, 2004 which resulted in $115.0 million in proceeds from the issuance of our senior secured notes and a capital contribution from our parent of $17.5 million offset by payments of our long-term debt and our line of credit of $101.5 million, payments of debt issuance costs of $12.0 million and other activity with parent of $8.0 million.

Liquidity and Capital Resources

        Our principal sources of liquidity are cash flows from operating activities and cash on hand. At April 2, 2005, we had $13.5 million of cash on hand. During fiscal 2005, we expect that our principal uses of cash will be for working capital, capital expenditures of approximately $3.0 million and interest payments on our long-term debt of $20.5 million, of which $10.3 million was paid on March 16, 2005. During fiscal 2005, we will not be required but we may offer to repurchase a portion of the senior secured notes as described below. In addition, to the extent we have cash available and it is permitted by the indenture governing our outstanding senior secured notes, we may pay dividends to our parent companies for uses such as acquisitions, debt repayments and dividends. We believe that cash provided by operating activities and cash on hand will be adequate to meet our cash requirements for the next 12 months.

        We are highly leveraged. At April 2, 2005, we had $195.7 million of long-term debt consisting of 9 percent senior secured notes and 11 ½ percent senior secured notes (the "Senior Secured Notes"). The Senior Secured Notes mature on March 15, 2011, with interest payable semi-annually on March 15 and September 15. Due to borrowing restrictions under the indenture governing the Senior Secured Notes, our ability to obtain additional debt financing is significantly limited. The Senior Secured Notes require us to offer to repurchase a portion of the notes at 100 percent of the principal amount, plus accrued and unpaid interest thereon to the date of purchase, with 50 percent of our "excess cash flow," as defined in the indenture agreement, when the ratio of our net indebtedness to consolidated EBITDA is above 3.75 to 1.0 and the cumulative unpaid excess cash flow offer amount exceeds $10.0 million. For a more detailed description of the material terms of the Senior Secured Notes, see Note 3 to our consolidated financial statements included in our annual report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2005.

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

Critical Accounting Policies

          The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our unaudited condensed consolidated financial statements. Management has reviewed with our Audit Committee the accounting policies that it uses to prepare our unaudited condensed consolidated financial statements and believes that the following policies are the most important to the portrayal of our financial condition and the results of our operations while requiring the use of judgments and estimates about the effects of matters that are inherently uncertain.

        Impairment of Goodwill. Goodwill is not amortized, but is subject to an annual assessment for impairment, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The two-step approach to assess our goodwill impairment requires that we first compare the estimated fair value of each reporting unit with goodwill to the carrying amount of the reporting unit's assets and liabilities, including its goodwill. If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed, in which the current fair value of the reporting unit's assets and liabilities will determine the current implied fair value of the reporting unit's goodwill.

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

        In conducting our impairment analyses, we perform analyses and tests of our goodwill with respect to our reporting units. The test methods employed involve assumptions concerning useful lives of intangible assets, interest and discount rates, projections and other assumptions of future business conditions. The assumptions employed are based on management's judgment using internal and external data.

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

        Allowance for Doubtful Accounts. We sell products to and receive royalties from our franchisees and sell products to other customers. Sometimes these franchisees and customers are unable or unwilling to pay for the products that they receive or royalties that they owe. Factors that affect our ability to collect amounts that are due to us include the financial strength of a franchisee or customer and its operations, the economic strength of the mall where the franchisee is located and the overall strength of the retail economy. We are required to establish an estimated allowance for the amounts included in accounts receivable that we will not be able to collect in the future. To establish this allowance, we evaluate the customer's or franchisee's financial strength, payment history, reported sales and the availability of collateral to offset potential losses. If the assumptions that are used to determine the allowance for doubtful accounts change, we may have to provide for a greater level of expense in future periods or to reverse amounts provided in prior periods.

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

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004) ("SFAS 123R"), "Share-Based Payment," which is a revision of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123R supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company beginning January 1, 2006. The adoption of SFAS 123R is not expected to have a material effect on the Company's consolidated financial statements.

        In November 2004, the FASB issued SFAS No. 151, ("SFAS 151"), "Inventory Costs, an amendment of ARB No. 43, Chapter 4" which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The new standard will be effective for the Company beginning January 1, 2006. The adoption of SFAS 151 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      There have been no significant changes in market risks since the end of the Company’s fiscal year ended January 1, 2005. For more information, please read Item 7A. and the consolidated financial statements and notes thereto included in our annual report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2005.

Item 4. Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended April 2, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

        We and our products are subject to regulation by numerous governmental authorities, including without limitation, federal, state and local laws and regulations governing franchising, health, sanitation, environmental protection, safety and hiring and employment practices.

        In the ordinary course of business, we are involved in routine litigation. We are not a party to any legal proceedings, which in the opinion of management, after consultation with legal counsel, is material to our business, financial condition or operations.

Item 5. Other Information

      On May 13, 2005, the Company accepted the resignation of Sandra M. Buffa as Chief Financial Officer, Executive Vice President and Treasurer of the Company, effective as of May 31, 2005. Ms. Buffa also resigned from all offices and directorships that she holds on behalf of the Company's parent entities and subsidiaries. As a result of this resignation, effective as of May 31, 2005, the parties will terminate the Amended and Restated Employment Agreement, dated March 16, 2004, by and between Ms. Buffa and the Company, filed as Exhibit 10.57 to the Company's Registration Statement on Form S-4 (File No. 333-115046), as amended.

Item 6.

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MRS. FIELDS FAMOUS BRANDS, LLC

/s/ Stephen Russo	May 13, 2005
Stephen Russo, President and

Date

Chief Executive Officer

(Principal Executive Officer)

/s/ Sandra M. Buffa	May 13, 2005
Sandra M. Buffa, Executive Vice President

Date

and Chief Financial Officer

(Principal Financial and Accounting Officer)