Form 10-Q
period 2005-07-02
MRS FIELDS FAMOUS BRANDS LLC
filed 2005-08-16
CIK 1288407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

On August 16, 2005, 100 common interests of registrant were outstanding, all of which are held by an affiliate.  There is no established trading market for registrant’s common interests.

MRS. FIELDS FAMOUS BRANDS, LLC

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MRS. FIELDS FAMOUS BRANDS, LLC

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)

	July 2, 2005	January 1, 2005
ASSETS:
Cash and cash equivalents	$19,995	$19,859
Receivables, net of allowance for doubtful accounts of $546 and $1,295, respectively	6,678	8,039
Amounts due from affiliates	—	23
Inventories	2,501	2,626
Prepaid expenses and other	776	1,200
Deferred tax asset	817	1,120

Total current assets	30,767	32,867

Property and equipment, net	3,700	3,486
Goodwill	113,456	113,456
Trademarks and other intangible assets, net	22,059	23,419
Deferred loan costs, net of accumulated amortization of $9,674 and $9,043, respectively	7,254	7,885
Other assets	657	668

	$177,893	$181,781

LIABILITIES AND MEMBER’S DEFICIT:
Accounts payable	$2,484	$4,334
Accrued liabilities	13,248	14,646
Amounts due to affiliates	2,511	2,780
Current portion of capital lease obligations	101	36
Current portion of deferred revenues	1,783	2,049

Total current liabilities	20,127	23,845

Long-term debt	195,747	195,747
Capital lease obligations, net of current portion	543	427
Deferred revenues, net of current portion	1,164	1,387
Deferred tax liability	3,833	3,876

Total liabilities	221,414	225,282

Member’s deficit	(43,379)	(43,365)
Accumulated other comprehensive loss	(142)	(136)

Total member’s deficit	(43,521)	(43,501)

COMMITMENTS AND CONTINGENCIES
	$177,893	$181,781

See accompanying notes to condensed consolidated financial statements

MRS. FIELDS FAMOUS BRANDS, LLC

Condensed Consolidated Statements Of Operations and Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	13 Weeks Ended		26 Weeks Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
REVENUES:
Franchising	$13,969	$15,228	$26,323	$28,233
Gifts	5,389	4,758	10,349	9,298
Licensing	839	1,191	1,977	2,448
Other	67	58	119	141

Total revenues	20,264	21,235	38,768	40,120

OPERATING COSTS AND EXPENSES:
Franchising	5,726	6,345	10,814	10,520
Gifts	5,330	4,230	10,578	7,896
Licensing	213	200	355	329
General and administrative	2,297	3,052	4,302	5,365
Stock compensation expense	—	13	—	26
Costs associated with debt refinancing, net	—	—	—	87
Depreciation	274	324	553	640
Amortization	705	701	1,410	1,416
Other operating expenses (income), net	44	(40)	81	(22)

Total operating costs and expenses	14,589	14,825	28,093	26,257

Income from operations	5,675	6,410	10,675	13,863

Interest expense, net	(5,344)	(5,502)	(10,699)	(14,387)
Other income	—	—	—	1,054

Income (loss) from continuing operations before provision (benefit) for income taxes	331	908	(24)	530

Provision (benefit) for income taxes	110	415	(10)	230

Income (loss) from continuing operations	221	493	(14)	300

Income from discontinued operations (net of income taxes of $0, $10, $0 and $39, respectively)	—	11	—	58

Net income (loss)	$221	$504	$(14)	$358

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$221	$504	$(14)	$358
Foreign currency translation adjustment	(1)	19	(6)	17

Comprehensive income (loss)	$220	$523	$(20)	$375

See accompanying notes to condensed consolidated financial statements

MRS. FIELDS FAMOUS BRANDS, LLC

Consolidated Statements Of Cash Flows
(Unaudited)

(Dollars in thousands)

	26 Weeks Ended
	July 2, 2005	July 3, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(14)	$300
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Gain on sale of equity warrants	—	(1,054)
Depreciation and amortization	1,963	2,056
Amortization of deferred loan costs	631	3,124
Stock compensation expense	—	26
Amortization of discount on notes	—	1,245
Deferred income taxes	260	(1,736)
Changes in assets and liabilities
Receivables, net	1,361	2,087
Amounts due to/from affiliates, net	(246)	(1,416)
Inventories, net	125	(133)
Prepaid expenses and other	424	182
Other assets	(39)	(69)
Accounts payable	(1,850)	(4,894)
Accrued liabilities	(1,398)	4,603
Deferred revenues	(489)	(567)

Net cash provided by continuing operating activities	728	3,754
Net cash used in discontinued operating activities	—	(251)

Net cash provided by operating activities	728	3,503

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity warrants	—	1,054
Purchases of property and equipment	(569)	(72)

Net cash (used in) provided by investing activities	(569)	982

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under line of credit	—	(3,452)
Principal payments on long-term debt	—	(98,014)
Payment of debt financing costs	—	(12,034)
Proceeds from issuance of Senior Secured Notes	—	115,000
Principal payments on capital lease	(17)	(23)
Contribution by parent	—	17,500
Other activity with parent	—	(7,996)

Net cash (used in) provided by financing activities	(17)	10,981

Effect of foreign exchange rate changes on cash	(6)	17

Net increase in cash and cash equivalents	136	15,483
Cash and cash equivalents at beginning of period	19,859	1,300

Cash and cash equivalents at end of period	$19,995	$16,783

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$10,286	$6,295
Cash paid for income taxes	74	50
Cash paid to parent for income taxes	—	1,450

Supplemental Disclosure of Noncash Investing and Financing Activities:
Assets acquired under capital lease	$198	$500

See accompanying notes to condensed consolidated financial statements

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Mrs. Fields Famous Brands, LLC and subsidiaries (the “Company” or “Mrs. Fields”) in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“United States”) for a complete presentation of the financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Mrs. Fields as of July 2, 2005 and January 1, 2005, and the results of their operations and their cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 1, 2005 contained in Mrs. Fields’ Form 10-K, filed with the Securities and Exchange Commission on March 22, 2005.

The Company is a wholly-owned subsidiary of Mrs. Fields’ Original Cookies, Inc., (“MFOC”). MFOC is a wholly-owned subsidiary of Mrs. Fields’ Holding Company, Inc. (“MFH”), and MFH is a wholly-owned subsidiary of Mrs. Fields’ Companies, Inc. (“MFC”).

The results of operations for the 13 and 26 weeks ended July 2, 2005 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2005.  Income per common interest information is not presented because Mrs. Fields is wholly-owned by MFOC and, therefore, its common interests are not publicly traded.

2.  Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154 (“SFAS 154”), “Accounting for Changes and Errors Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3.”  Previously, APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principles in net income of the period of the change.  SFAS 154 requires companies to recognize changes in accounting principle, including changes required by new accounting pronouncements when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements.  The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS 154 if the need for such a change arises after the effective date of January 1, 2006.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment,” which is a revision of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company beginning January 1, 2006. The adoption of SFAS 123R is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The new standard will be effective for the Company beginning January 1, 2006.  The adoption of SFAS 151 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

3.  Receivables

The Company’s receivables are primarily due from domestic and international franchisees, distributors, licensees and corporate customers in our gifts segment and consist of normal trade accounts receivable and longer-term notes receivable. Service charges may be assessed on past due invoices but any revenues associated with these charges is only recognized when collected. The Company maintains an allowance for doubtful accounts to cover potential losses. This allowance is the Company’s best estimate of the amount of probable collection losses in the Company’s existing trade accounts receivable. The Company determines the allowance based upon historical write-off experience and individual facts and circumstances associated with individual debtors. If the assumptions that are used to determine the allowance for doubtful accounts change, the Company may have to provide for a greater level of expense in future periods or reverse amounts provided in prior periods.

Prior to fiscal 2001, TCBY Systems, LLC (“TCBY”), a wholly-owned subsidiary of the Company, extended credit from time to time in the form of notes receivable to franchisees and certain of these notes receivable remain outstanding. Notes receivable from franchisees are primarily collateralized by equipment located at the franchisees’ stores. The notes bear interest at market rates and mature at various dates through April 2009. TCBY regularly reviews the notes for non-performance. Notes that are considered non-performing are placed on a non-accrual status when the collectability of principal or interest becomes uncertain.

Notes receivable at July 2, 2005 and January 1, 2005 consist of the following (in thousands):

	July 2, 2005	January 1, 2005
Non-performing notes	$—	$521
Allowance for doubtful accounts	—	(521)
Non-performing notes, net	—	—

Performing notes	198	225
Allowance for doubtful accounts	(83)	(76)
Performing notes, net	115	149
	$115	$149

The activity in the allowance for notes receivable for the 13 and 26 weeks ended July 2, 2005 and July 3, 2004 is as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Beginning balance	$88	$703	$597	$713
Additions (reversals)	(4)	(24)	(1)	(32)
Write-offs	(1)	—	(513)	(2)
	$83	$679	$83	$679

4.  Inventories

Inventories consist of raw ingredients, food, beverages and supplies and are stated at the lower of cost (first-in, first-out method) or market value.  Inventories at July 2, 2005 and January 1, 2005 consist of the following (in thousands):

	July 2, 2005	January 1, 2005
Food and beverage	$2,028	$2,114
Raw ingredients	436	489
Supplies and novelties	37	23
	$2,501	$2,626

5.  Property and Equipment

Equipment and fixtures are stated at cost less accumulated depreciation and are depreciated over three to seven years using the straight-line method.  Leasehold improvements are stated at cost less accumulated depreciation and are depreciated over the term of the lease using the straight-line method.  Property and equipment at July 2, 2005 and January 1, 2005 consist of the following (in thousands):

	July 2, 2005	January 1, 2005
Leasehold improvements	$3,889	$3,879
Equipment and fixtures	10,546	9,801
Land	240	240
	14,675	13,920
Less accumulated depreciation	(10,975)	(10,434)
	$3,700	$3,486

Property and equipment includes gross assets acquired under a capital lease of $698,000 and $500,000 at July 2, 2005 and January 1, 2005, respectively.  The related accumulated deprecation on these capital lease assets was $80,000 and $53,000 at July 2, 2005 and January 1, 2005, respectively.

6.  Accrued Liabilities

Accrued liabilities consist of the following at July 2, 2005 and January 1, 2005 (in thousands):

	July 2, 2005	January 1, 2005
Accrued liabilities	$4,997	$4,701
Accrued compensation and benefits	2,274	3,968
Accrued interest payable	5,977	5,977
	$13,248	$14,646

On June 24, 2004, the Company announced a reorganization of its executive management team effective June 28, 2004.  As a result of this reorganization, the Company terminated the employment of two Senior Vice Presidents effective June 28, 2004 and accrued approximately $600,000 related to severance expenses.  As of July 2, 2005, remaining severance payments of $356,000 were included in accrued compensation and benefits.

7.  Related-Party Transactions

The amounts due to/from affiliates are comprised of amounts due to/from MFOC, MFH and MFC at July 2, 2005 and January 1, 2005 (in thousands):

	July 2, 2005	January 1, 2005
Amounts due from affiliates:
MFC	$—	$23
Amounts due to affiliates:
MFC – tax sharing	$2,022	$2,382
MFH	273	273
MFOC	216	125
	$2,511	$2,780

The Company has entered into a tax allocation agreement with MFC pursuant to which the Company has agreed to make payments to MFC, after taking into account payments the Company makes directly to tax authorities, based upon the Company’s stand-alone consolidated federal income tax liability, determined as if the Company and its subsidiaries constituted their own consolidated group for federal income tax purposes.  The Company will not be permitted to make these payments to MFC, unless the MFC federal tax liability exceeds the Company’s stand-alone federal tax liability, until it meets certain financial ratios and is otherwise in compliance with the terms of the indenture governing its senior secured notes.

8.  Reportable Segments

Operating segments are components of the Company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. This information is reported on the basis that it is used internally for evaluating segment performance. The Company has three reportable operating segments: franchising, gifts and licensing. The franchising segment consists of revenues received either directly or indirectly from cookie, yogurt and pretzel stores, which are owned and operated by third parties. These revenues include initial franchise or license fees, monthly royalties based upon a percentage of a franchisee’s gross sales, sales of cookie dough that the Company produces at its Great American Cookie batter facility, and certain product formulation fees and supplier allowances which are based upon sales to franchisees. The gifts segment includes sales generated from the Company’s mail order gift catalog and website. The licensing segment consists of non-franchise licensing activities with third parties for the sale of products bearing the Company’s brand names.  Sales and transfers between segments are eliminated in consolidation.

The Company evaluates performance of each segment based upon contribution margin. Contribution margin is computed as the difference between the revenues generated by a reportable segment and the selling and occupancy expenses, cost of sales and direct general and administrative expenses related to that reportable segment. Contribution margin is used as a measure of the operating performance of an operating segment. The Company does not allocate any indirect general and administrative expenses, other operating expenses, interest expense, depreciation and amortization or assets to its reportable operating segments.

Segment revenues and contribution margin are presented in the following table (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Revenues:
Franchising	$13,969	$15,228	$26,323	$28,233
Gifts	5,389	4,758	10,349	9,298
Licensing	839	1,191	1,977	2,448
	20,197	21,177	38,649	39,979
Contribution margin:
Franchising	8,243	8,883	15,509	17,713
Gifts	59	528	(229)	1,402
Licensing	626	991	1,622	2,119
	$8,928	$10,402	$16,902	$21,234

The reconciliation of contribution margin to net income is as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Contribution margin	$8,928	$10,402	$16,902	$21,234
Other operating revenues	67	58	119	141
General and administrative expenses	(2,297)	(3,052)	(4,302)	(5,365)
Stock compensation expense	—	(13)	—	(26)
Costs associated with debt refinancing, net	—	—	—	(87)
Depreciation and amortization	(979)	(1,025)	(1,963)	(2,056)
Other operating expenses, net	(44)	40	(81)	22
Interest expense, net	(5,344)	(5,502)	(10,699)	(14,387)
Other income	—	—	—	1,054
(Provision) benefit for income taxes	(110)	(415)	10	(230)
Income (loss) from current operations	221	493	(14)	300
Income from discontinued operations (net of income taxes of $0,$10,$0 and $39, respectively)	—	11	—	58
Net income (loss)	$221	$504	$(14)	$358

The fixed assets and inventories of the Company primarily relate to the Company’s Great American Cookie batter facility and gifts business segment and related activities. Assets relating to franchising and licensing activities are primarily amounts due from franchisees and licensees and goodwill relating to franchising concepts.

The Company has one licensee that accounted for $534,000 and $1.3 million, or 63.6 percent and 65.8 percent of the revenues of the licensing segment for the 13 and 26 weeks ended July 2, 2005, respectively, and $778,000 and $1.5 million or 65.3 percent and 61.3 percent of the revenues of the licensing segment for the 13 and 26 weeks ended July 3, 2004, respectively.   The Company has one customer in its gifts business segment that accounted for $828,000 and $1.5 million, or 15.4 percent and 14.4 percent of revenues of the gifts business segment for the 13 and 26 weeks ended July 2, 2005, respectively, and one customer that accounted for $879,000 and $2.2 million, or 18.5 percent and 23.7 percent of revenues of the gifts business segment for the 13 and 26 weeks ended July 3, 2004, respectively.  There were no other customers or licensees that accounted for more than 10.0 percent of Mrs. Fields’ total revenues or any individual segment’s revenues for the 26 weeks ended July 3, 2004.

9.  Commitments and Contingencies

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

10.  Supplemental Condensed Consolidating Financial Information

Long-term debt includes the 9 percent senior secured notes and the 11 1/2 percent senior secured notes (the “Senior Secured Notes”) that were issued by the Company and Mrs. Fields Financing Company, Inc., as co-issuers.  Mrs. Fields Financing Company, Inc. is a wholly-owned finance subsidiary of the Company.  The Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s domestic subsidiaries other than minor subsidiaries. Mrs. Fields Famous Brands, LLC has no independent assets or operations. Therefore, supplemental financial information on a condensed consolidating basis of the guarantor subsidiaries is not required. There are no restrictions on the Company’s ability to obtain cash dividends or other distributions of funds from the guarantor subsidiaries, except those imposed by applicable law.

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

Overview

We are one of the largest franchisors in the premium snack food industry, featuring Mrs. Fields®, Great American Cookie Company®, TCBY®, Pretzel Time® and Pretzelmaker™ as our core brands. Through our franchisees’ retail stores, we are the largest retailer of freshly baked, on-premises specialty cookies and brownies in the United States; the largest retailer of soft serve frozen yogurt in the United States; and the second largest retailer of baked on-premises pretzels in the United States. In addition, we operate a gifts business and have entered into licensing arrangements that attempt to leverage awareness of our core brands among our retail customer base.  We operate through a network of franchised stores, which are located throughout the United States and in approximately 30 foreign countries. As of July 2, 2005, our franchise network consisted of 2,572 retail concept locations.

Our business is divided into three primary business segments for financial reporting purposes: franchising, gifts and licensing, which represented 67.9 percent, 26.7 percent and 5.1 percent of total revenues, respectively, for the 26 weeks ended July 2, 2005.  The franchising segment consists of revenues received either directly or indirectly from cookie, yogurt and pretzel stores, which are owned and operated by third parties.  These revenues include franchise or license fees, monthly royalties based upon a percentage of a franchisee’s gross sales, sales of cookie dough that we produce at our Great American Cookie batter facility and certain product formulation fees and supplier allowances which are based upon sales to franchisees.  The gifts segment includes sales generated from our mail order gift catalog and website.  The licensing segment consists of non-franchise licensing activities with third parties for the sale of products bearing our brand names.  For further disclosure of reportable segments, see Note 8 to our unaudited condensed consolidated financial statements contained elsewhere in this report.

As of July 2, 2005, our store portfolio consisted of 2,072 domestic franchised locations, 312 international franchised locations and 188 licensed locations, which are described in more detail below. By brand, our franchisees’ and licensees’ concept locations are distributed as follows:

	Domestic Franchised	International Franchised	Licensed Locations	Total
Mrs. Fields	377	77	52	506
Great American	282	1	1	284
Original Cookie	—	—	3	3
Cookie subtotal	659	78	56	793

Pretzel Time	214	6	5	225
Pretzelmaker	153	41	3	197
Hot Sam	—	—	3	3
Pretzel subtotal	367	47	11	425
Bakery brands subtotal	1,026	125	67	1,218

TCBY – traditional stores	463	—	—	463
TCBY – non-traditional stores	583	187	121	891
TCBY brands subtotal	1,046	187	121	1,354

Total	2,072	312	188	2,572

The above table counts each concept location individually. For example, if a physical location had a Mrs. Fields store and a Pretzel Time store together, this would be counted as two concept locations in the table above. If actual physical stores were counted, rather than concept locations, total store counts would be reduced by 295 locations to 2,277.

MFOC and certain of its subsidiaries own approximately 32 franchised and licensed retail concept locations as of July 2, 2005, representing 1.2 percent of the total retail concept locations. During the 13 weeks and 26 weeks ended July 2, 2005, we recognized $194,000 and $521,000, respectively, of franchise royalties and $162,000 and $528,000, respectively, of product sales relating to retail concept locations owned by MFOC.  MFOC expects that most of these retail concept locations will be sold to new and current franchisees or will be closed during fiscal 2005.

During the period from January 1, 2005 to July 2, 2005, our store portfolio declined from 2,688 concept locations to 2,572 concept locations, as follows:

	Domestic Franchised	International Franchised	Licensed Locations	Total
Balance, January 1, 2005	2,145	338	205	2,688
New development openings	33	26	2	61
Permanent closings	(122)	(52)	(17)	(191)
Other openings, net	16	—	(2)	14
Balance, July 2, 2005	2,072	312	188	2,572

Of the 191 permanent closings between January 1, 2005 and July 2, 2005, 52.9 percent related to TCBY brand non-traditional locations, 10.5 percent related to TCBY brand traditional locations, 27.2 percent related to bakery concept locations owned by franchisees other than MFOC and 9.4 percent related to retail concept locations owned by MFOC.

Recent Developments

On August 5, 2005, we received notice from Blue Line Distributing (“BLD”) exercising its option to terminate the Food Packaging Distribution Agreement between BLD and TCBY, dated November 14, 2002.  The effective date of the termination will be February 1, 2006, 180 days from the date we received written notification.  BLD is our principal distributor providing weekly distribution of perishable and non-perishable items to our TCBY franchisees.  We have commenced negotiations about distribution of TCBY’s products by BLD under amended or new terms.  We will also explore other distribution options.  However, failure to successfully renegotiate the distribution agreement with BLD or secure a new agreement with another distributor could have a material adverse effect on our business, operating results and financial condition.  We anticipate that an amended or new agreement will increase the distribution costs to our franchisees and may make it more difficult for them to operate profitably, potentially increasing the number of permanent store closures.

Results of Operations

The following table sets forth, for the periods indicated, certain information relating to our operations and percentage changes from period to period.

	13 Weeks Ended		%	26 Weeks Ended		%
	July 2, 2005	July 3, 2004	Change	July 2, 2005	July 3, 2004	Change
	(Dollars in thousands)
Statement of Operations Data:
REVENUES:
Franchising	$13,969	$15,228	(8.3)	$26,323	$28,233	(6.8)
Gifts	5,389	4,758	13.3	10,349	9,298	11.3
Licensing	839	1,191	(29.6)	1,977	2,448	(19.2)
Other	67	58	15.5	119	141	(15.6)
Total revenues	20,264	21,235	(4.6)	38,768	40,120	(3.4)
OPERATING COSTS AND EXPENSES:
Franchising	5,726	6,345	(9.8)	10,814	10,520	2.8
Gifts	5,330	4,230	26.0	10,578	7,896	34.0
Licensing	213	200	6.5	355	329	7.9
General and administrative	2,297	3,052	(24.7)	4,302	5,365	(19.8)
Stock compensation expense	—	13	(100.0)	—	26	(100.0)
Costs associated with debt refinancing, net	—	—	—	—	87	(100.0)
Depreciation	274	324	(15.4)	553	640	(13.6)
Amortization	705	701	0.6	1,410	1,416	(0.4)
Other operating expenses (income), net	44	(40)	NM	81	(22)	NM
Total operating costs and expenses	14,589	14,825	(1.6)	28,093	26,257	7.0
Income from operations	5,675	6,410	(11.5)	10,675	13,863	(23.0)

Interest expense, net	(5,344)	(5,502)	(2.9)	(10,699)	(14,387)	(25.6)
Other income	—	—	—	—	1,054	(100.0)
Income (loss) from continuing operations before provision (benefit) for income taxes	331	908	(63.5)	(24)	530	NM
Provision (benefit) for income taxes	110	415	(73.5)	(10)	230	NM
Income (loss) from continuing operations	221	493	(55.2)	(14)	300	NM
Income from discontinued operations (net of income taxes of $0, $10, $0 and $39, respectively)	—	11	(100.0)	—	58	(100.0)
Net income (loss)	$221	$504	(56.2)	$(14)	$358	NM

Cash flows from operating activities	$6,915	$7,308		$728	$3,503
Cash flows from investing activities	$(393)	$(27)		$(569)	$982
Cash flows from financing activities	$(9)	$(67)		$(17)	$10,981

13 Weeks Ended July 2, 2005

Compared to the 13 Weeks Ended July 3, 2004

Income From Operations—Overview.  Income from operations was $5.7 million for the 13 weeks ended July 2, 2005, a decrease of $700,000 or 11.5 percent, from $6.4 million for the 13 weeks ended July 3, 2004. This decrease was primarily attributable to decreases in contribution margin from our franchising segment of $600,000, our gifts segment of $500,000 and our licensing segment of $400,000 partially offset by a decrease in general and administrative expenses of $800,000.

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

	13 Weeks Ended
Reporting Segment	July 2, 2005	July 3, 2004	% Change
	(Dollars in thousands)

Franchising	$8,243	$8,883	(7.2)
Gifts	59	528	(88.8)
Licensing	626	991	(36.8)
Total segment contribution	$8,928	$10,402	(14.2)

Franchising

Franchising Revenues.  Franchising revenues were $14.0 million for the 13 weeks ended July 2, 2005, a decrease of $1.2 million or 8.3 percent, from $15.2 million for the 13 weeks ended July 3, 2004. This decrease was principally due to a decrease in revenues from our TCBY franchise system of $1.7 million offset by an increase in revenues from our bakery franchise system of $500,000.

The decrease in our TCBY franchise system revenues was principally comprised of decreases in franchise royalties of $900,000 or 38.4 percent, and product formulation revenues generated by purchases of TCBY products by franchisees of $800,000 or 21.6 percent, as a result of approximately 1,200 fewer traditional equivalent unit weeks or 11.9 percent.  The decrease in revenues was further impacted by the introduction of “low carb” yogurt in the prior year, which required initial shipments to franchisees.

The increase in our bakery franchise system revenues was principally comprised of increases in sales of products by our Great American Cookie batter facility to our franchisees of $300,000 or 9.5 percent and initial franchise fees of $200,000 or 42.2 percent.

Franchising Expenses.  Franchising expenses were $5.7 million for the 13 weeks ended July 2, 2005, a decrease of $600,000 or 9.8 percent, from $6.3 million for the 13 weeks ended July 3, 2004. This decrease was principally due to decreases in expenses for brand investment initiatives of $700,000, product costs of $100,000 relating to our Great American Cookie batter facility, bad debt expense from our franchisees of $100,000 and franchising operations and supervision costs of $100,000 partially offset by increases in franchise development costs of $300,000 relating to payroll costs associated with increased headcount and administrative costs of $100,000 relating to documentation audits of franchisees. The decrease in brand investment initiatives of $700,000 primarily relates to advertising expenses of $1.0 million incurred during the second quarter of 2004 relating to the introduction of “low carb” yogurt compared to promotional expenses of $300,000 incurred during the second quarter of 2005 relating to the introduction of pre-made frozen yogurt cakes and pies.

Franchising Contribution.  The decrease in franchising contribution of $600,000 or 7.2 percent was principally due to decreases in franchise royalties and product formulation revenues earned from our TCBY franchise system of $900,000 and $800,000, respectively, and an increase in franchise development costs of $300,000. These decreases  were partially offset by increases in operating contribution relating to our Great American Cookie batter facility of $400,000 and initial franchise fees from our bakery franchise system of $200,000 and decreases in franchising expenses associated with our brand investment initiatives of $700,000 and franchising operations and supervision costs of $100,000.

Gifts

Gifts Revenues.  Gifts revenues were $5.4 million for the 13 weeks ended July 2, 2005, an increase of $600,000 or 13.3 percent, from $4.8 million for the 13 weeks ended July 3, 2004.  Gifts revenues consist of sales through our catalogs and website as well as affiliations with other websites and sales to corporate customers for gifting purposes and to commercial airlines. The increase in gifts revenues was due to increases in sales to our corporate customers of $400,000 and sales through our catalogs and website of $300,000 partially offset by a decrease in sales through our Internet affiliates of $100,000.  The increase in sales to our corporate customers was primarily due to shipment of an initial order to a new customer of $600,000 during the quarter.  The net increase in sales through our catalogs and website was primarily due to increased catalog circulation but was partially offset by decreased sales due to the timing of the Easter holiday, which occurred in the first quarter of 2005 compared to the second quarter of 2004.

Gifts Expenses.  Gifts expenses were $5.3 million for the 13 weeks ended July 2, 2005, an increase of $1.1 million or 26.0 percent, from $4.2 million for the 13 weeks ended July 3, 2004. This increase in expenses was due to increases in advertising and marketing expenses of $300,000 associated with increased circulation of catalogs, professional fees of $400,000 primarily due to consulting fees to assist us in preparing a five year strategic plan, cost of sales of $200,000 primarily due to increased sales, recruiting fees of $100,000 relating to the search for a President of Mrs. Fields Gifts, Inc. and bad debt expense of $100,000.

Gifts Contribution.  The decrease in gifts contribution of $500,000 was primarily attributable to an increase in gifts operating expenses of $1.1 million or 26.0 percent partially offset by an increase in gifts revenues of $600,000 or 13.3 percent.

Licensing

Licensing Revenues.  Licensing revenues were $800,000 for the 13 weeks ended July 2, 2005, a decrease of $400,000 or 29.6 percent, from $1.2 million for the 13 weeks ended July 3, 2004. This decrease was due to decreases of $200,000 in licensing royalties earned for Mrs. Fields branded cookies distributed through retail channels by a national manufacturer of cookies and $200,000 for Mrs. Fields branded premium candies.

Licensing Expenses.  Licensing expenses were $200,000 for the 13 weeks ended July 2, 2005 and for the 13 weeks ended July 3, 2004.

Licensing Contribution.  The decrease in licensing contribution of $400,000 or 36.8 percent was primarily due to decreases of $200,000 in licensing royalties earned under our licensing agreement for the sale of Mrs. Fields branded cookies distributed through retail channels by a national manufacturer of cookies and $200,000 for Mrs. Fields branded premium candies.

Other

General and Administrative Expense.  General and administrative expenses were $2.3 million for the 13 weeks ended July 2, 2005, a decrease of $800,000 or 24.7 percent from $3.1 million for the 13 weeks ended July 3, 2004.  This decrease was principally due to reductions in compensation and related payroll costs of $200,000, severance costs of $600,000 associated with certain terminations of our executive management team in the second quarter of 2004 and occupancy costs of $100,000 partially offset by an increase in recruiting and relocation costs of $100,000.

Interest Expense, Net.  Interest expense, net was $5.3 million for the 13 weeks ended July 2, 2005, a decrease of $200,000 or 2.9 percent, from $5.5 million for the 13 weeks ended July 3, 2004. This decrease was primarily due to the reduction in amortization of deferred loan costs of $100,000 as a result of lower deferred loan costs associated with new borrowings during the first quarter of 2004 and an increase of $100,000 in interest income earned on our cash balances.

26 Weeks Ended July 2, 2005

Compared to the 26 Weeks Ended July 3, 2004

Income From Operations—Overview.  Income from operations was $10.7 million for the 26 weeks ended July 2, 2005, a decrease of $3.2 million or 23.0 percent, from $13.9 million for the 26 weeks ended July 3, 2004.  This decrease was primarily attributable to decreases in contribution from our franchising segment of $2.2 million, our gifts segment of $1.6 million and our licensing segment of $500,000 partially offset by a decrease in general and administrative expenses of $1.1 million.

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

	26 Weeks Ended
Reporting Segment	July 2, 2005	July 3, 2004	% Change
	(Dollars in thousands)

Franchising	$15,509	$17,713	(12.4)
Gifts	(229)	1,402	(116.3)
Licensing	1,622	2,119	(23.5)
Total segment contribution	$16,902	$21,234	(20.4)

Franchising

Franchising Revenues.  Franchising revenues were $26.3 million for the 26 weeks ended July 2, 2005, a decrease of $1.9 million or 6.8 percent, from $28.2 million for the 26 weeks ended July 3, 2004. This decrease was principally due to a decrease in revenues from our TCBY franchise system of $2.6 million or 25.6 percent partially offset by an increase in revenues from our bakery franchise system of $700,000 or 4.1 percent.

The decrease in our TCBY franchise system revenues was principally comprised of decreases in product formulation revenues generated by purchases of TCBY products by franchisees of $1.5 million or 23.4 percent, franchise royalties of $1.0 million or 28.2 percent and initial franchise fees of $100,000 or 36.1 percent.  The decrease in product formulation revenues and franchise royalties was a result of approximately 2,400 fewer traditional equivalent unit weeks and revenues further reduced as a result of a decrease in gallons shipped due to the introduction of “low carb” yogurt in the prior year which required initial shipments to franchisees.

The increase in our bakery franchise system revenues was principally comprised of increases in sales of products by our Great American Cookie batter facility to our franchisees of $600,000 or 8.0 percent, product formulation revenues generated by purchases of certain bakery products by franchisees of $100,000 or 3.8 percent, and initial franchise fees of $200,000 or 37.8 percent partially offset by a decrease in other bakery franchising revenues of $200,000.

Franchising Expenses.  Franchising expenses were $10.8 million for the 26 weeks ended July 2, 2005, an increase of $300,000 or 2.8 percent, from $10.5 million for the 26 weeks ended July 3, 2004. This increase was principally due to increases in franchise development costs of $400,000 relating to payroll costs associated with increased head count, administrative costs of $300,000 relating to documentation audits of franchisees and operating costs associated with our Great American Cookie batter facility of $200,000 partially offset by decreases in franchising expenses associated with our brand investment initiatives of $300,000, bad debt expense from our franchisees of $200,000 and franchising operations and supervision costs of $100,000.

Franchising Contribution.  The decrease in franchising contribution of $2.2 million or 12.4 percent was principally due to decreases in revenues from our TCBY franchise system of $2.6 million, increases in franchising expenses for franchise development of $400,000, administrative franchise expense of $300,000 and costs associated with our Great American Cookie batter facility of $200,000 partially offset by an increase in revenues from our bakery franchise system of $700,000 and decreases in franchising expense associated with our brand investment initiatives of $300,000, bad debt expense from our franchisees of $200,000 and other franchising expense of $100,000.

Gifts

Gifts Revenues.  Gifts revenues were $10.3 million for the 26 weeks ended July 2, 2005, an increase of $1.0 million or 11.3 percent, from $9.3 million for the 26 weeks ended July 3, 2004. This increase was due to an increase in sales through our catalogs and website of $1.4 million primarily due to increased catalog circulation partially offset by decreases in sales to our corporate customers of $300,000 and through our Internet affiliates of $100,000.

Gifts Expenses.  Gifts expenses were $10.6 million for the 26 weeks ended July 2, 2005, an increase of $2.7 million or 34.0 percent, from $7.9 million for the 26 weeks ended July 3, 2004. This increase in expenses was due to increases in cost of sales of $300,000 associated with the increased sales volume, advertising and marketing expenses of $1.0 million primarily due to increased circulation of catalogs, professional fees of $800,000 primarily due to consulting fees to assist us in preparing a five year strategic plan, compensation and related expenses of $200,000, recruiting and relocation expenses of $200,000, bad debt expense of $100,000 and occupancy expenses of $100,000.

Gifts Contribution.  The decrease in gifts contribution of $1.6 million or 116.3 percent was primarily attributable to an increase in gifts operating expenses of $2.7 million or 34.0 percent partially offset by an increase in gifts revenues of $1.0 million or 11.3 percent.

Licensing

Licensing Revenues.  Licensing revenues were $1.9 million for the 26 weeks ended July 2, 2005, a decrease of $500,000 or 19.2 percent, from $2.4 million for the 26 weeks ended July 3, 2004. This decrease was primarily due to decreases in licensing royalties earned under our licensing agreement for the sale of TCBY frozen food specialty products through retail channels of $100,000, licensing royalties for Mrs. Fields branded cookies distributed through retail channels by a national manufacturer of cookies of $200,000 and licensing royalties for Mrs. Fields branded premium candies of $200,000.

Licensing Expenses.  Licensing expenses were $300,000 for the 26 weeks ended July 2, 2005 and for the 26 weeks ended July 3, 2004.

Licensing Contribution.  The decrease in licensing contribution of $500,000 or 23.5 percent was primarily due to net decreases in royalties earned under our licensing agreements as previously discussed.

Other

General and Administrative Expense.  General and administrative expenses were $4.3 million for the 26 weeks ended July 2, 2005, a decrease of $1.1 million or 19.8 percent, from $5.4 million for the 26 weeks ended July 3, 2004.   This decrease was primarily due to decreases in compensation and related payroll costs of $300,000, severance costs of $600,000 associated with certain terminations of our executive management team, a change in estimate of a previously recorded incentive compensation accrual of $200,000, health insurance costs of $100,000, occupancy costs of $100,000, and other costs of $100,000 partially offset by increases in professional fees of $200,000, and recruiting and relocation costs of $100,000.

Interest Expense, Net.  Interest expense, net was $10.7 million for the 26 weeks ended July 2, 2005, a decrease of $3.7 million or 25.6 percent, from $14.4 million for the 26 weeks ended July 3, 2004. This decrease was primarily due to the write-off of deferred loan costs of $2.8 million in the first quarter of 2004 associated with our previous debt. These deferred loan costs were written off due to the completion of our debt refinancing on March 16, 2004.  Additionally, the decrease in interest expense, net was the result of a reduction in amortization of deferred loan costs of $700,000 as a result of the lower deferred loan costs associated with new borrowings during the first quarter of 2004 and an increase of $200,000 in interest income earned on our cash balances.

Other Income.  Other income was $1.1 million for the 26 weeks ended July 3, 2004. Other income represents gain on the sale of certain equity warrants of Nonni’s Food Company, a predecessor-in-interest to Shadewell Grove Foods, Inc., a manufacturer and distributor of Mrs. Fields branded soft baked cookies under certain license agreements with us and our affiliates.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operating activities and cash on hand.  At July 2, 2005, we had $20.0 million of cash on hand.  During fiscal 2005, we expect that our principal uses of cash will be for working capital, capital expenditures of approximately $2.5 million and interest payments on our long-term debt of $20.5 million, of which $10.3 million was paid on March 16, 2005.  During fiscal 2005, we will not be required nor do we intend to offer to repurchase a portion of the senior secured notes as described below.  In addition, to the extent we have cash available and it is permitted by the indenture governing our outstanding senior secured notes, we may pay dividends to our parent companies for uses such as acquisitions, debt repayments and dividends.  We believe that cash provided by operating activities and cash on hand will be adequate to meet our cash requirements for the next 12 months.

We are highly leveraged. At July 2, 2005, we had $195.7 million of long-term debt consisting of 9 percent senior secured notes and 11 ½ percent senior secured notes (the “Senior Secured Notes”).  The Senior Secured Notes mature on March 15, 2011, with interest payable semi-annually on March 15 and September 15. Due to borrowing restrictions under the indenture governing the Senior Secured Notes, our ability to obtain additional debt financing is significantly limited. The Senior Secured Notes require us to offer to repurchase a portion of the notes at 100 percent of the principal amount, plus accrued and unpaid interest thereon to the date of purchase, with 50 percent of our “excess cash flow,” as defined in the indenture agreement, when the ratio of our net indebtedness to consolidated EBITDA is above 3.75 to 1.0 and the cumulative unpaid excess cash flow offer amount exceeds $10.0 million. For a more detailed description of the material terms of the Senior Secured Notes, see Note 3 to our consolidated financial statements included in our annual report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2005.

Consolidated Financial Condition

Total assets at July 2, 2005 were $177.9 million, a decrease of $3.9 million or 2.1 percent, from $181.8 million at January 1, 2005. This decrease was primarily attributable to decreases in receivables of $1.4 million, trademarks and other intangible assets of $1.4 million, deferred loan costs of $600,000, prepaid expenses of $400,000 and deferred tax assets of $300,000 partially offset by an increase in property and equipment of $200,000.

Total liabilities at July 2, 2005 were $221.4 million, a decrease of $3.9 million or 1.7 percent, from $225.3 million at January 1, 2005. This decrease was primarily due to decreases in accounts payable of $1.9 million, accrued liabilities of $1.4 million, amounts due to affiliates of $300,000 and deferred revenues of $500,000.  These decreases were offset by an increase in capital lease obligations of $200,000.

Consolidated Cash Flows

Net cash flows provided by operating activities were $700,000 for the 26 weeks ended July 2, 2005, a decrease of $2.8 million, from net cash flows provided by operating activities of $3.5 million for the 26 weeks ended July 3, 2004. This decrease was principally due to cash used for changes in working capital of $2.1 million.

Net cash flows used in investing activities were $600,000 for the 26 weeks ended July 2, 2005 compared to net cash flows provided by investing activities of $1.0 million for the 26 weeks ended July 3, 2004. This change was principally due to proceeds from the sale of equity warrants of Nonni’s Food Company of $1.1 million received in the first quarter of 2004 and an increase in purchases of property and equipment of $500,000.

Net cash flows used in financing activities were negligible for the 26 weeks ended July 2, 2005 compared to net cash flows provided by financing activities of $11.0 million for the 26 weeks ended July 3, 2004. This change was principally due to the completion of our debt refinancing on March 16, 2004 which resulted in $115.0 million in proceeds from the issuance of our senior secured notes and a capital contribution from our parent of $17.5 million offset by payments of our long-term debt and our line of credit of $101.5 million, payments of debt issuance costs of $12.0 million and other activity with parent of $8.0 million.

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

In conducting our impairment analyses, we perform analyses and tests of our goodwill with respect to our reporting units. The test methods employed involve assumptions concerning useful lives of intangible assets, interest and discount rates, projections and other assumptions of future business conditions. The assumptions employed are based upon management’s judgment using internal and external data.

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

Revenue Recognition.  We recognize revenues from our initial franchising fees when all material services or conditions relating to the revenues have been substantially performed or satisfied, which is generally upon the opening of a store. We recognize franchise and license royalties, which are based upon a percentage of gross sales, as earned, which is generally upon the sale of product by our franchisee or licensee. Minimum royalty payments under our licensing agreements are deferred and recognized on a straight-line basis over the term of the agreement. We recognize revenues from the sale of cookie dough that we produce and sell to franchisees at the time of shipment and classify them as franchising revenues. We recognize revenues from gift sales at the time of shipment. We receive product formulation fees and allowances from suppliers based upon product sales to franchisees. We recognize these fees and allowances upon shipment of product to our distributors or franchisees.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154 (“SFAS 154”), “Accounting for Changes and Errors Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3.”  Previously, APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principles in net income of the period of the change.  SFAS 154 requires companies to recognize changes in accounting principle, including changes required by new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements.  We will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS 154 if the need for such a change arises after the effective date of January 1, 2006.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment,” which is a revision of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for us beginning January 1, 2006. The adoption of SFAS 123R is not expected to have a material effect on our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, (“SFAS 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The new standard will be effective for us beginning January 1, 2006.  The adoption of SFAS 151 is not expected to have a material impact on our consolidated financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in market risks since the end of the Company’s fiscal year ended January 1, 2005. For more information, please read Item 7A and the consolidated financial statements and notes thereto included in our annual report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2005.

Item 4.  Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Interim Chief Accounting Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended July 2, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.  Other Information

On May 13, 2005, the Company accepted the resignation of Sandra M. Buffa as Chief Financial Officer, Executive Vice President and Treasurer of the Company, effective May 31, 2005.  Ms. Buffa also resigned from all offices and directorships that she holds on behalf of the Company’s parent entities and subsidiaries.  As a result of this resignation, effective  May 31, 2005, the parties terminated the Amended and Restated Employment Agreement, dated March 16, 2004, by and between Ms. Buffa and the Company, filed as Exhibit 10.57 to the Company’s Registration Statement on Form S-4 (File No. 333-115046), as amended.

On May 24, 2005, the Company appointed Mark C. McBride as the Company’s Interim Chief Accounting Officer and Interim Treasurer, effective May 31, 2005, to serve until the Company appoints a Chief Financial Officer and Treasurer following the resignation of Sandra M. Buffa.  Mr. McBride will serve in the same capacities for certain of the Company’s parent entities and subsidiaries.

On August 5, 2005, TCBY received a notice from Blue Line Distributing (“BLD”), TCBY’s principal distributor of TCBY products to its franchisees, exercising BLD’s option to terminate the Food Packaging Distribution Agreement between BLD and TCBY, dated November 14, 2002 (the “Distribution Agreement”).  The Distribution Agreement is included as Exhibit 10.55 to the Company’s Registration Statement on Form S-4 (File No. 333-115046), as amended.  The effective date of the termination, as provided by the Distribution Agreement, shall be February 1, 2006.  Notwithstanding the notice of termination, the parties have commenced negotiations about distribution of TCBY’s product by BLD under amended or new terms.  TCBY will also be exploring other distribution options.

Item 6.  Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Accounting Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Interim Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MRS. FIELDS FAMOUS BRANDS, LLC

/s/ Stephen Russo	August 16, 2005
Stephen Russo

Date

President and Chief Executive Officer

(Principal Executive Officer)

/s/ Mark C. McBride	August 16, 2005
Mark C. McBride

Date

Interim Chief Accounting Officer

(Principal Financial and Accounting Officer)