Form 10-Q
period 2005-10-01
MRS FIELDS FAMOUS BRANDS LLC
filed 2005-11-15
CIK 1288407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

On November 11, 2005, 100 common interests of registrant were outstanding, all of which are held by an affiliate.  There is no established trading market for registrant’s common interests.

MRS. FIELDS FAMOUS BRANDS, LLC

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of October 1, 2005 and January 1, 2005 (Unaudited)

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the 13 weeks and 39 weeks ended October 1, 2005 and October 2, 2004 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the 39 weeks ended October 1, 2005 and October 2, 2004 (Unaudited)

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MRS. FIELDS FAMOUS BRANDS, LLC

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)

	October 1,	January 1,
	2005	2005
ASSETS:
Cash and cash equivalents	$14,601	$19,859
Receivables, net of allowance for doubtful accounts of $591 and $1,295, respectively	6,404	8,039
Amounts due from affiliates	—	23
Inventories	3,692	2,626
Prepaid expenses and other	1,536	1,200
Deferred tax asset	765	1,120

Total current assets	26,998	32,867

Property and equipment, net	3,929	3,486
Goodwill	113,456	113,456
Trademarks and other intangible assets, net	21,380	23,419
Deferred loan costs, net of accumulated amortization of $9,989 and $9,043, respectively	6,939	7,885
Other assets	627	668

	$173,329	$181,781

LIABILITIES AND MEMBER’S DEFICIT:
Accounts payable	$3,302	$4,334
Accrued liabilities	8,160	14,646
Amounts due to affiliates	2,442	2,780
Current portion of capital lease obligations	101	36
Current portion of deferred revenues	1,751	2,049

Total current liabilities	15,756	23,845

Long-term debt	195,747	195,747
Capital lease obligations, net of current portion	513	427
Deferred revenues, net of current portion	1,087	1,387
Deferred tax liability	3,903	3,876

Total liabilities	217,006	225,282

Member’s deficit	(43,528)	(43,365)
Accumulated other comprehensive loss	(149)	(136)

Total member’s deficit	(43,677)	(43,501)

COMMITMENTS AND CONTINGENCIES	$173,329	$181,781

See accompanying notes to unaudited condensed consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	13 Weeks Ended		39 Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
REVENUES:
Franchising	$13,332	$14,117	$39,655	$42,350
Gifts	3,917	3,545	14,266	12,843
Licensing	877	1,353	2,854	3,801
Other	65	79	184	220

Total revenues	18,191	19,094	56,959	59,214

OPERATING COSTS AND EXPENSES:
Franchising	5,214	4,977	16,028	15,497
Gifts	4,372	2,881	14,950	10,777
Licensing	157	88	512	417
General and administrative	2,357	2,179	6,659	7,544
Stock compensation expense	—	49	—	75
Costs associated with debt refinancing, net	—	—	—	87
Depreciation	286	288	839	928
Amortization	704	708	2,114	2,124
Other operating expenses, net	53	26	134	4

Total operating costs and expenses	13,143	11,196	41,236	37,453

Income from operations	5,048	7,898	15,723	21,761

Interest expense, net	(5,289)	(5,182)	(15,988)	(19,569)
Other income	—	—	—	1,054

Income (loss) from continuing operations operations before benefit (provision) for income taxes	(241)	2,716	(265)	3,246

Benefit (provision) for income taxes	92	(1,346)	102	(1,576)

Income (loss) from continuing operations	(149)	1,370	(163)	1,670

Income from discontinued operations (net of income taxes of $0, $13, $0 and $52, respectively)	—	26	—	84

Net income (loss)	$(149)	$1,396	$(163)	$1,754

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(149)	$1,396	$(163)	$1,754
Foreign currency translation adjustment	(7)	13	(13)	30

Comprehensive income (loss)	$(156)	$1,409	$(176)	$1,784

See accompanying notes to unaudited condensed consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	39 Weeks Ended
	October 1,	October 2,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(163)	$1,670
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Gain on sale of equity warrants	—	(1,054)
Depreciation and amortization	2,953	3,052
Amortization of deferred loan costs	946	3,447
Stock compensation expense	—	75
Amortization of discount on notes	—	1,245
Deferred income taxes	382	(1,003)
Changes in assets and liabilities
Receivables, net	1,635	2,459
Amounts due to/from affiliates, net	(315)	(512)
Inventories, net	(1,066)	(762)
Prepaid expenses and other	(336)	(477)
Other assets	(34)	(63)
Accounts payable	(1,032)	(3,223)
Accrued liabilities	(6,486)	(2,386)
Deferred revenues	(598)	(1,250)

Net cash (used in) provided by continuing operating activities	(4,114)	1,218
Net cash used in discontinued operating activities	—	(253)

Net cash (used in) provided by operating activities	(4,114)	965
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity warrants	—	1,054
Purchases of property and equipment	(1,084)	(595)

Net cash (used in) provided by investing activities	(1,084)	459
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under line of credit	—	(3,452)
Principal payments on long-term debt	—	(98,014)
Payment of debt financing costs	—	(12,179)
Proceeds from issuance of Senior Secured Notes	—	115,000
Principal payments on capital leases	(47)	(32)
Contribution by parent	—	17,500
Repurchase of stock options in parent	—	(108)
Other activity with parent	—	(7,996)

Net cash (used in) provided by financing activities	(47)	10,719

Effect of foreign exchange rate changes on cash	(13)	30

Net (decrease) increase in cash and cash equivalents	(5,258)	12,173
Cash and cash equivalents at beginning of period	19,859	1,300

Cash and cash equivalents at end of period	$14,601	$13,473

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$20,547	$16,498
Cash paid for income taxes	74	50
Cash paid to parent for income taxes	—	1,450

Supplemental Disclosure of Noncash Investing and Financing Activities:
Assets acquired under capital lease	$198	$500

See accompanying notes to unaudited condensed consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Mrs. Fields Famous Brands, LLC and subsidiaries (the “Company” or “Mrs. Fields”) in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“United States”) for a complete presentation of the financial statements.  In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Mrs. Fields as of October 1, 2005 and January 1, 2005, and the results of their operations and their cash flows for the periods presented.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from these estimates.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 1, 2005 contained in Mrs. Fields’ Form 10-K, filed with the Securities and Exchange Commission on March      22, 2005.

The Company is a wholly-owned subsidiary of Mrs. Fields’ Original Cookies, Inc. (“MFOC”).  MFOC is a wholly-owned subsidiary of Mrs. Fields’ Holding Company, Inc. (“MFH”), and MFH is a wholly-owned subsidiary of Mrs. Fields’ Companies, Inc. (“MFC”).

The results of operations for the 13 and 39 weeks ended October 1, 2005 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2005.  Income per common interest information is not presented because Mrs. Fields is wholly-owned by MFOC and, therefore, its common interests are not publicly traded.

2.  Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154 (“SFAS 154”), “Accounting for Changes and Errors Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3.”  Previously, APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principles in net income of the period of the change.  SFAS 154 requires companies to recognize changes in accounting principles, including changes required by new accounting pronouncements when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements.  The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS 154 if the need for such a change arises after the effective date of January 1, 2006.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment,” which is a revision of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company beginning January 1, 2006. The adoption of SFAS 123R is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

3.  Receivables

The Company’s receivables are primarily due from domestic and international franchisees, distributors, licensees and corporate customers in our gifts segment and consist of normal trade accounts receivable and longer-term notes receivable. Service charges may be assessed on past due invoices but any revenues associated with these charges are only recognized when collected. The Company maintains an allowance for doubtful accounts to cover potential losses. This allowance is the Company’s best estimate of the amount of probable collection losses in the Company’s existing trade accounts receivable. The Company determines the allowance based upon historical write-off experience and individual facts and circumstances associated with individual debtors. If the assumptions that are used to determine the allowance for doubtful accounts change, the Company may have to provide for a greater level of expense in future periods or reverse amounts provided in prior periods.

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

Notes receivable at October 1, 2005 and January 1, 2005 consist of the following (in thousands):

	October 1, 2005	January 1, 2005
Non-performing notes	$—	$521
Allowance for doubtful accounts	—	(521)
Non-performing notes, net	—	—

Performing notes	244	225
Allowance for doubtful accounts	(89)	(76)
Performing notes, net	155	149
	$155	$149

The activity in the allowance for notes receivable for the 13 and 39 weeks ended October 1, 2005 and October 2, 2004 is as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Beginning balance	$83	$679	$597	$713
Additions (reversals)	6	(24)	5	(56)
Write-offs	—	(55)	(513)	(57)
	$89	$600	$89	$600

4.  Inventories

Inventories consist of raw ingredients, food, beverages and supplies and are stated at the lower of cost (first-in, first-out method) or market value.  Inventories at October 1, 2005 and January 1, 2005 consist of the following (in thousands):

	October 1, 2005	January 1, 2005
Food and beverages	$3,093	$2,114
Raw ingredients	572	489
Supplies	27	23
	$3,692	$2,626

5.  Property and Equipment

Equipment and fixtures are stated at cost less accumulated depreciation and are depreciated over three to seven years using the straight-line method.  Leasehold improvements are stated at cost less accumulated depreciation and are depreciated over the term of the lease using the straight-line method.  Property and equipment at October 1, 2005 and January 1, 2005 consist of the following (in thousands):

	October 1, 2005	January 1, 2005
Leasehold improvements	$4,008	$3,879
Equipment and fixtures	8,156	9,801
Land	240	240
	12,404	13,920
Less accumulated depreciation	(8,475)	(10,434)
	$3,929	$3,486

Property and equipment includes gross assets acquired under a capital lease of $698,000 and $500,000 at October 1, 2005 and January 1, 2005, respectively.  The related accumulated deprecation on these capital lease assets was $102,000 and $53,000 at October 1, 2005 and January 1, 2005, respectively.

6.  Accrued Liabilities

Accrued liabilities consist of the following at October 1, 2005 and January 1, 2005 (in thousands):

	October 1, 2005	January 1, 2005
Accrued liabilities	$4,897	$4,701
Accrued compensation and benefits	2,409	3,968
Accrued interest payable	854	5,977
	$8,160	$14,646

On June 24, 2004, the Company announced a reorganization of its executive management team effective June 28, 2004.  As a result of this reorganization, the Company terminated the employment of two Senior Vice Presidents effective June 28, 2004 and accrued approximately $600,000 related to severance expenses.  As of October 1, 2005, remaining severance payments of $304,000 were included in accrued compensation and benefits.

7.  Related-Party Transactions

The amounts due to/from affiliates are comprised of amounts due to/from MFOC, MFH and MFC at October 1, 2005 and January 1, 2005 (in thousands):

	October 1, 2005	January 1, 2005
Amounts due from affiliates:
MFC	$—	$23
Amounts due to affiliates:
MFC – tax sharing	$1,788	$2,382
MFH	273	273
MFOC	381	125
	$2,442	$2,780

The Company has entered into a tax allocation agreement with MFC pursuant to which the Company has agreed to make payments to MFC, after taking into account payments the Company makes directly to tax authorities, based upon the Company’s stand-alone consolidated federal income tax liability, determined as if the Company and its subsidiaries constituted their own consolidated group for federal income tax purposes.  The Company will not be permitted to make these payments to MFC until it meets certain financial ratios and is otherwise in compliance with the terms of the indenture governing its senior secured notes.  However, if the MFC federal tax liability exceeds the Company’s stand-alone federal tax liability, the Company shall make these payments.

8.  Reportable Segments

Operating segments are components of the Company for which separate financial information is available and is evaluated regularly by management in deciding how to allocate resources and in assessing performance. This information is reported on the basis that it is used internally for evaluating segment performance. The Company has three reportable operating segments: franchising, gifts and licensing. The franchising segment consists of revenues received either directly or indirectly from cookie, yogurt and pretzel stores, which are owned and operated by third parties. These revenues include initial franchise or license fees, monthly royalties based upon a percentage of a franchisee’s gross sales, sales of cookie dough that the Company produces at its Great American Cookie batter facility, and certain product formulation fees and supplier allowances which are based upon sales to franchisees. The gifts segment includes sales generated from the Company’s mail order gift catalog and website. The licensing segment consists of non-franchise licensing activities with third parties for the sale of products bearing the Company’s brand names.  Sales and transfers between segments are eliminated in consolidation.

The Company evaluates the performance of each segment based upon contribution margin. Contribution margin is computed as the difference between the revenues generated by a reportable segment and the selling and occupancy expenses, cost of sales and direct general and administrative expenses related to that reportable segment. Contribution margin is used as a measure of the operating performance of an operating segment. The Company does not allocate any indirect general and administrative expenses, other operating expenses, interest expense, depreciation and amortization or assets to its reportable operating segments.

Segment revenues and contribution margin are presented in the following table (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Revenues:
Franchising	$13,332	$14,117	$39,655	$42,350
Gifts	3,917	3,545	14,266	12,843
Licensing	877	1,353	2,854	3,801
	$18,126	$19,015	$56,775	$58,994

Contribution margin:
Franchising	$8,118	$9,140	$23,627	$26,853
Gifts	(455)	664	(684)	2,066
Licensing	720	1,265	2,342	3,384
	$8,383	$11,069	$25,285	$32,303

The reconciliation of contribution margin to net income is as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Contribution margin	$8,383	$11,069	$25,285	$32,303
Other operating revenues	65	79	184	220
General and administrative	(2,357)	(2,179)	(6,659)	(7,544)
Stock compensation expense	—	(49)	—	(75)
Costs associated with debt refinancing, net	—	—	—	(87)
Depreciation and amortization	(990)	(996)	(2,953)	(3,052)
Other operating expenses, net	(53)	(26)	(134)	(4)
Interest expense, net	(5,289)	(5,182)	(15,988)	(19,569)
Other income	—	—	—	1,054
Benefit (provision) for income taxes	92	(1,346)	102	(1,576)
Income (loss) from continuing operations	(149)	1,370	(163)	1,670
Income from discontinued operations (net of income taxes of $0, $13, $0 and $52, respectively)	—	26	—	84
Net income (loss)	$(149)	$1,396	$(163)	$1,754

The fixed assets and inventories of the Company primarily relate to the Company’s Great American Cookie batter facility and gifts business segment and related activities. Assets relating to franchising and licensing activities are primarily amounts due from franchisees and licensees and goodwill relating to franchising concepts.

The Company has one licensee that accounted for $493,000 and $1.8 million, or 56.2 percent and 62.9 percent of the revenues of the licensing segment for the 13 and 39 weeks ended October 1, 2005, respectively, and $854,000 and $2.3 million or 63.1 percent and 61.6 percent of the revenues of the licensing segment for the 13 and 39 weeks ended October 2, 2004, respectively.   The Company has one customer in its gifts business segment that accounted for $946,000 and $2.4 million, or 24.2 percent and 17.1 percent of revenues of the gifts business segment for the 13 and 39 weeks ended October 1, 2005, respectively, and $825,000 and $3.0 million, or 23.3 percent and 23.6 percent of revenues of the gifts business segment for the 13 and 39 weeks ended October 2, 2004, respectively.  There were no other customers or licensees that accounted for more than 10.0 percent of Mrs. Fields’ total revenues or any individual segment’s revenues for the 39 weeks ended October 1, 2005.

9.  Commitments and Contingencies

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

On October 5, 2005, Shadewell Grove IP, LLC (“Shadewell”) filed a Verified Complaint, Motion for Restraining Order and related documents in the Court of Chancery of the State of Delaware (the “Action”) against Mrs. Fields Franchising, LLC (“MFF”), a wholly-owned subsidiary of the Company.  The Action arises from the termination of two license agreements between predecessors-in-interest of MFF and Shadewell: a Trademark License Agreement dated January 3, 2000, as amended, and a Trademark License Agreement dated February 21, 2001, as amended (collectively, the “License Agreements”), included as Exhibits 10.37, 10.38, 10.39, 10.40, and 10.41 to the Company’s Registration Statement on Form S-4 (File No. 333-115046), as amended, filed with the Securities and Exchange Commission on April 30, 2004.  The License Agreements granted Shadewell a license to develop, manufacture, distribute and sell ready-to-eat shelf stable cookie products and high quality, prepackaged, ready-to-eat pre-baked cookie products using the Mrs. Fields trademarks, service marks and trade names in distribution channels designated in the License Agreements.  MFF terminated the License Agreements effective August 13, 2005 for Shadewell’s failure to timely make certain payments to MFF under the License Agreements.

In the Action, Shadewell alleges that they did not materially breach the License Agreements and that the License Agreements were improperly terminated by MFF.  Among other relief, Shadewell seeks a court order that the License Agreements remain in full force and effect and that MFF must specifically perform its obligations under the License Agreements.  Shadewell also seeks unspecified damages related to its claims that MFF breached certain obligations under the License Agreements.  A trial date for this proceeding has been scheduled for November 29, 2005.  MFF has agreed to a temporary abeyance of the termination notice pending trial. Until the court has issued a ruling in the Action, Shadewell will continue to perform in accordance with the License Agreements.

The Company believes the allegations in the Action are without merit and intends to vigorously defend its interests.  The Company believes that neither the Action nor the termination of the License Agreements will have a material effect on the Company’s consolidated financial position or results of operations.

10.  Recent Natural Disasters

Hurricanes Katrina and Rita struck the Gulf Coast region on August 29, 2005 and September 24, 2005, respectively.   The Company has approximately 88 franchised locations in the Gulf Coast region that were affected by these hurricanes, resulting from storm damage, loss of electricity, fires, looting and flooding.  Most of the affected franchised locations were re-opened within a few days, with 17 locations still closed as of October 1, 2005.  As of November 8, 2005, five franchised locations remain closed, two of which may remain closed permanently.  During the 13 weeks ended October 1, 2005, the Company expensed approximately $34,000 in cash assistance to certain franchisees affected by these hurricanes.

11.  Supplemental Condensed Consolidating Financial Information

The Company’s long-term debt includes the 9 percent senior secured notes and the 11 ½ percent senior secured notes (collectively, the “Senior Secured Notes”) that were issued by the Company and Mrs. Fields Financing Company, Inc., as co-issuers.  Mrs. Fields Financing Company, Inc. is a wholly-owned finance subsidiary of the Company.  The Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s domestic subsidiaries other than minor subsidiaries. Mrs. Fields Famous Brands, LLC has no independent assets or operations. Therefore, supplemental financial information on a condensed consolidating basis of the guarantor subsidiaries is not required. There are no restrictions on the Company’s ability to obtain cash dividends or other distributions of funds from the guarantor subsidiaries, except those imposed by applicable law.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this report to the terms “Company,”  “we,” “us,” or “our” generally refer to the Registrant, Mrs. Fields Famous Brands, LLC, a Delaware limited liability company, and its subsidiaries.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “continue,” “will,” “may” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive and governmental factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements. Factors you should consider that could cause these differences include:

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

•                  natural disasters, acts of war or terrorist incidents; and

•                  all other factors described under “Risk Factors” in our Registration Statement on Form S-4 (File No. 333-115046), as amended.

You are cautioned not to place undue reliance on the forward-looking statements contained in this report, which reflect management’s analysis only as of the date of this report.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

Overview

We are one of the largest franchisors in the premium snack food industry, featuring Mrs. Fields®, Great American Cookie Company®, TCBY®, Pretzel Time® and Pretzelmaker™ as our core brands. Through our franchisees’ retail stores, we are the largest retailer of freshly baked, on-premises specialty cookies and brownies in the United States; the largest retailer of soft serve frozen yogurt in the United States; and the second largest retailer of baked on-premises pretzels in the United States. In addition, we operate a gifts business and have entered into licensing arrangements that attempt to leverage awareness of our core brands among our retail customer base.  We operate through a network of franchised stores, which are located throughout the United States and in approximately 26 foreign countries. As of October 1, 2005, our franchise network consisted of 2,515 retail concept locations.

Our business is divided into three primary business segments for financial reporting purposes: franchising, gifts and licensing, which represented 69.6 percent, 25.0 percent and 5.0 percent of total revenues, respectively, for the 39 weeks ended October 1, 2005.  The franchising segment consists of revenues received either directly or indirectly from cookie, yogurt and pretzel stores, which are owned and operated by third parties.  These revenues include initial franchise or license fees, monthly royalties based upon a percentage of a franchisee’s gross sales, sales of cookie dough that we produce at our Great American Cookie batter facility and certain product formulation fees and supplier allowances which are based upon sales to franchisees.  The gifts segment includes sales generated from our mail order gift catalog and website.  The licensing segment consists of non-franchise licensing activities with third parties for the sale of products bearing our brand names.  For further disclosure of reportable segments, see Note 8 to our unaudited condensed consolidated financial statements contained elsewhere in this report.

As of October 1, 2005, our store portfolio consisted of 2,020 domestic franchised locations, 310 international franchised locations and 185 licensed locations, which are described in more detail below. By brand, our franchisees’ and licensees’ concept locations are distributed as follows:

	Domestic Franchised	International Franchised	Licensed Locations	Total
Mrs. Fields	377	79	51	507
Great American	272	1	1	274
Original Cookie	—	—	3	3
Cookie subtotal	649	80	55	784

Pretzel Time	211	7	5	223
Pretzelmaker	151	41	3	195
Hot Sam	—	—	3	3
Pretzel subtotal	362	48	11	421
Bakery brands subtotal	1,011	128	66	1,205

TCBY – traditional stores	444	—	—	444
TCBY – non-traditional stores	565	182	119	866
TCBY brands subtotal	1,009	182	119	1,310

Total	2,020	310	185	2,515

The above table counts each concept location individually. For example, if a physical location had a Mrs. Fields store and a Pretzel Time store together, this would be counted as two concept locations in the table above. If actual physical stores were counted, rather than concept locations, total store counts would be reduced by 292 locations to 2,223.

Mrs. Fields’ Original Cookies, Inc. (“MFOC”) and certain of its subsidiaries owned 26 of the franchised and licensed retail concept locations as of October 1, 2005, representing 1.0 percent of the total retail concept locations. During the 13 weeks and 39 weeks ended October 1, 2005, we recognized $117,000 and $638,000, respectively, of franchise royalties and $112,000 and $639,000, respectively, of product sales relating to retail concept locations owned by MFOC.  MFOC expects that most of these retail concept locations will be sold to new and current franchisees or will be closed during the fourth quarter of 2005.

  During the period from January 1, 2005 to October 1, 2005, our store portfolio declined from 2,688 concept locations to 2,515 concept locations, as follows:

	Domestic Franchised	International Franchised	Licensed Locations	Total
Balance, January 1, 2005	2,145	338	205	2,688
New development openings	49	33	2	84
Permanent closings	(183)	(62)	(20)	(265)
Other openings, net	9	1	(2)	8
Balance, October 1, 2005	2,020	310	185	2,515

Of the 265 permanent closings between January 1, 2005 and October 1, 2005, 51.7 percent related to TCBY brand non-traditional locations, 13.9 percent related to TCBY brand traditional locations, 27.2 percent related to bakery concept locations owned by fr  anchisees other than MFOC and 7.2 percent related to retail concept locations owned by MFOC.

Recent Developments

On August 5, 2005, we received notice from Blue Line Distributing (“BLD”) exercising its option to terminate the Food Packaging Distribution Agreement between BLD and TCBY Systems, LLC (“TCBY”), dated November 14, 2002 (the “Distribution Agreement”).  The effective date of the termination will be no earlier than February 1, 2006, 180 days from the date we received written notification.  BLD is our principal distributor of TCBY products, providing weekly distribution of perishable and non-perishable items to our TCBY franchisees.  We have commenced exploring various distribution options and have hired a consultant to assist in the process.  However, failure to successfully renegotiate the Distribution Agreement with BLD or secure a new agreement with another distributor could have a material adverse effect on our business, operating results and financial condition.  We anticipate that an amended or new agreement will increase the distribution costs to our franchisees and may make it more difficult for them to operate profitably, potentially increasing the number of permanent store closures.

Effective August 13, 2005, Mrs. Fields Franchising, LLC (“MFF”), a wholly-owned subsidiary of the Company, terminated two agreements between MFF and Shadewell Grove IP, LLC (“Shadewell”), a Trademark License Agreement dated January 3, 2000, as amended, and a Trademark License Agreement dated February 21, 2001, as amended (collectively, the “License Agreements”), for Shadewell’s failure to timely make certain payments to MFF under the License Agreements.  The License Agreements granted Shadewell a license to develop, manufacture, distribute and sell ready-to-eat shelf stable cookie products and high quality, prepackaged, ready-to-eat pre-baked cookie products using the Mrs. Fields trademarks, service marks and trade names in distribution channels designated in the License Agreements.  These License Agreements are included as Exhibits 10.37, 10.38, 10.39, 10.40, and 10.41 to the Company’s Registration Statement on Form S-4 (File No. 333-115046), as amended, filed with the Securities and Exchange Commission on April 30, 2004.

On October 5, 2005, Shadewell filed a Verified Complaint, Motion for Restraining Order and related documents in the Court of Chancery of the State of Delaware (the “Action”) against MFF.  In the Action, Shadewell alleges that they did not materially breach the License Agreements and that the License Agreements were improperly terminated by MFF.  Among other relief, Shadewell seeks a court order that the License Agreements remain in full force and effect and that MFF must specifically perform its obligations under the License Agreements.  Shadewell also seeks unspecified damages related to its claims that MFF breached certain obligations under the License Agreements.  A trial date for this proceeding has been scheduled for November 29, 2005.  MFF has agreed to a temporary abeyance of the termination notice pending trial.  Until the court has issued a ruling in the Action, Shadewell will continue to perform in accordance with the License Agreements.

We believe the allegations in the Action are without merit and intend to vigorously defend our interests.  We believe that neither the Action nor the termination of the License Agreements will have a material effect on our consolidated financial position or results of our operations.

Recent Natural Disasters

Hurricanes Katrina and Rita struck the Gulf Coast region on August 29, 2005 and September 24, 2005, respectively.   The Company has approximately 88 franchised locations in the Gulf Coast region that were affected by these hurricanes, resulting from storm damage, loss of electricity, fires, looting and flooding.  Most of the affected franchised locations were re-opened within a few days, with 17 locations still closed as of October 1, 2005.  As of November 8, 2005, five franchised locations remain closed, two of which may remain closed permanently.  During the 13 weeks ended October 1, 2005, we estimate that we lost approximately $79,000 in franchising revenues as a result of approximately 102 fewer unit weeks due to temporary store closures.  In addition, we also provided approximately $34,000 in cash assistance to certain franchisees affected by these hurricanes during the 13 weeks ended October 1, 2005.  We estimate that our fourth quarter revenues will be adversely affected by an estimated $66,000 related to the remaining closed stores and we will incur expenses of approximately $25,000 for Cookie Cakes donated to relief efforts during the fourth quarter of 2005.  In addition, these Hurricanes have also delayed approximately 12 new franchised locations that were scheduled to open during the fourth quarter of 2005.

Results of Operations

The following table sets forth, for the periods indicated, certain information relating to our operations and percentage changes from period to period.

	13 Weeks Ended			39 Weeks Ended
	October 1,	October 2,	%	October 1,	October 2,	%
	2005	2004	Change	2005	2004	Change
Statement of Operations Data:
REVENUES:
Franchising	$13,332	$14,117	(5.6)	$39,655	$42,350	(6.4)
Gifts	3,917	3,545	10.5	14,266	12,843	11.1
Licensing	877	1,353	(35.2)	2,854	3,801	(24.9)
Other	65	79	(17.7)	184	220	(16.4)

Total revenues	18,191	19,094	(4.7)	56,959	59,214	(3.8)

OPERATING COSTS AND EXPENSES:
Franchising	5,214	4,977	4.8	16,028	15,497	3.4
Gifts	4,372	2,881	51.8	14,950	10,777	38.7
Licensing	157	88	78.4	512	417	22.8
General and administrative	2,357	2,179	8.2	6,659	7,544	(11.7)
Stock compensation expense	—	49	(100.0)	—	75	(100.0)
Costs associated with debt refinancing, net	—	—	—	—	87	(100.0)
Depreciation	286	288	(0.7)	839	928	(9.6)
Amortization	704	708	(0.6)	2,114	2,124	(0.5)
Other operating expenses, net	53	26	103.8	134	4	NM

Total operating costs and expenses	13,143	11,196	17.4	41,236	37,453	10.1

Income from operations	5,048	7,898	(36.1)	15,723	21,761	(27.7)

Interest expense, net	(5,289)	(5,182)	2.1	(15,988)	(19,569)	(18.3)
Other income	—	—	NM	—	1,054	(100.0)

Income (loss) from continuing operations before benefit (provision) for income taxes	(241)	2,716	NM	(265)	3,246	NM

Benefit (provision) for income taxes	92	(1,346)	NM	102	(1,576)	NM

Income (loss) from continuing operations	(149)	1,370	NM	(163)	1,670	NM

Income from discontinued operations (net of income taxes of $0, $13, $0 and $52, respectively)	—	26	(100.0)	—	84	(100.0)

Net income (loss)	$(149)	$1,396	NM	$(163)	$1,754	NM

Cash flows from operating activities	$(4,842)	$(2,538)		$(4,114)	$965
Cash flows from investing activities	$(515)	$(523)		$(1,084)	$459
Cash flows from financing activities	$(30)	$(262)		$(47)	$10,719

13 Weeks Ended October 1, 2005

Compared to the 13 Weeks Ended October 2, 2004

Income From Operations—Overview.  Income from operations was $5.0 million for the 13 weeks ended October 1, 2005, a decrease of $2.9 million or 36.1 percent, from $7.9 million for the 13 weeks ended October 2, 2004.  This decrease was primarily attributable to decreases in contribution margin from our franchising segment of $1.0 million, our gifts segment of $1.1 million and our licensing segment of $500,000 and an increase in general and administrative expenses of $200,000.

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

	13 Weeks Ended
Reporting Segment	October 1, 2005	October 2, 2004	% Change
	(Dollars in thousands)

Franchising	$8,118	$9,140	(11.2)
Gifts	(455)	664	(168.5)
Licensing	720	1,265	(43.1)
Total segment contribution	$8,383	$11,069	(24.3)

Franchising

Franchising Revenues.  Franchising revenues were $13.3 million for the 13 weeks ended October 1, 2005, a decrease of $800,000 or 5.6 percent, from $14.1 million for the 13 weeks ended October 2, 2004.  This decrease was principally due to a decrease in revenues from our TCBY franchise system of $800,000 or 15.8 percent.

The decrease in our TCBY franchise system revenues was principally comprised of decreases in franchise royalties of $400,000 or 20.7 percent, and product formulation revenues generated by purchases of TCBY products by franchisees of $200,000 or 7.9 percent, as a result of approximately 1,300 fewer traditional equivalent unit weeks or 13.2 percent.  In addition, initial franchise fees decreased $200,000 as a result of fewer new store openings.  Fewer unit weeks were attributable to net store closings in the fourth quarter of 2004 and year-to-date in 2005 resulting in approximately 1,275 fewer unit weeks.  Temporary store closures due to Hurricanes Katrina and Rita also resulted in 25 fewer unit weeks.

Our revenues from our bakery franchise system were consistent for the 13 weeks ended October 1, 2005 and October 2, 2004.  This was principally due to an increase in sales of products by our Great American Cookie batter facility of $200,000 or 4.0 percent as a result of price increases made during the first quarter of 2005 offset by a decrease in product formulation revenues generated by purchases of certain bakery products by our franchisees of $200,000 or 14.2 percent.  Franchise royalties from our bakery concepts were consistent for the 13 weeks ended October 1, 2005 and October 2, 2004 in spite of 700 fewer unit weeks, of which 77 fewer unit weeks were attributable to temporary store closures due to the impact of Hurricanes Katrina and Rita.

Franchising Expenses.  Franchising expenses were $5.2 million for the 13 weeks ended October 1, 2005, an increase of $200,000 or 4.8 percent, from $5.0 million for the 13 weeks ended October 2, 2004.  This increase was due to increases in expenses for franchise development costs of $100,000 principally as a result of increased payroll costs due to increased staffing, brand investment initiatives of $200,000, and bad debt expense of $200,000 as a result of a bad debt recovery in 2004 from a former TCBY distributor partially offset by decreases in product development costs of $100,000 and operating and supervision costs of $200,000.

Franchising Contribution.  The decrease in franchising contribution of $1.0 million or 11.2 percent was principally due to decreases in franchise royalties, product formulation and initial fees revenues earned from our TCBY franchise system of $400,000, $200,000 and $200,000, respectively, and increases in bad debt expense of $200,000, brand investment initiatives of $200,000 and franchise development costs of $100,000.  These were partially offset by increases in operating contribution relating to our Great American Cookie batter facility of $100,000 and decreases in franchising expenses associated with franchising operations and supervision of $200,000.

Gifts

Gifts Revenues.  Gifts revenues were $3.9 million for the 13 weeks ended October 1, 2005, an increase of $400,000 or 10.5 percent, from $3.5 million for the 13 weeks ended October 2, 2004.  Gifts revenues consist of sales through our catalogs and website as well as affiliations with other websites and sales to corporate customers for gifting purposes and to commercial airlines.  The increase in gifts revenues was due to increases in sales through our catalogs and website of $400,000 and sales to our corporate customers of $200,000 partially offset by a decrease in sales through our Internet affiliates of $100,000 and to our airline customers of $100,000.  The net increase in sales through our catalogs and website was primarily due to increased catalog circulation.

Gifts Expenses.  Gifts expenses were $4.4 million for the 13 weeks ended October 1, 2005, an increase of $1.5 million or 51.8 percent, from $2.9 million for the 13 weeks ended October 2, 2004.  This increase in expenses was due to increases in cost of sales of $400,000, advertising and marketing expenses of $300,000 associated with increased circulation of catalogs, salaries and related benefits of $200,000 due to increased headcount, recruiting fees of $200,000 relating to the searches for a President and a Director of Merchandising of Mrs. Fields Gifts, Inc, relocation costs of $200,000 for the President of Mrs. Fields Gifts, Inc., professional fees of $100,000 and other operating expenses of $100,000.

Gifts Contribution.  The decrease in gifts contribution of $1.1 million was primarily attributable to an increase in gifts operating expenses of $1.5 million or 51.8 percent partially offset by an increase in gifts revenues of $400,000 or 10.5 percent.

Licensing

Licensing Revenues.  Licensing revenues were $900,000 for the 13 weeks ended October 1, 2005, a decrease of $500,000 or 35.2 percent, from $1.4 million for the 13 weeks ended October 2, 2004.  This decrease was due to decreases of $400,000 in licensing royalties earned under a licensing agreement for the sale of  Mrs. Fields branded cookies through retail channels and $100,000 for licensing royalties earned under our licensing agreement for the sale of TCBY frozen food specialty products through retail channels.

Licensing Expenses.  Licensing expenses were $200,000 for the 13 weeks ended October 1, 2005, an increase of $100,000 or 78.4 percent, from $100,000 for the 13 weeks ended October 2, 2004.  This increase was primarily due to increased salaries and related costs of $50,000 and an increase in other licensing expenses of $50,000 associated with the sale of TCBY frozen food specialty products.

Licensing Contribution.  The decrease in licensing contribution of $500,000 or 43.1 percent was primarily due to decreases of $400,000 in licensing royalties earned under our licensing agreement for the sale of Mrs. Fields branded cookies through retail channels and $100,000 for TCBY frozen food specialty products.

Other

General and Administrative Expense.  General and administrative expenses were $2.4 million for the 13 weeks ended October 1, 2005, an increase of $200,000 or 8.2 percent, from $2.2 million for the 13 weeks ended October 2, 2004.  This increase was principally due to increases in compensation and related payroll costs related to additional headcount of $200,000, health insurance costs of $200,000 as a result of an adjustment to our health insurance reserve in 2004 and recruiting and relocation costs of $100,000 partially offset by decreased incentive compensation of $300,000.

39 Weeks Ended October 1, 2005

Compared to the 39 Weeks Ended October 2, 2004

Income From Operations—Overview.  Income from operations was $15.7 million for the 39 weeks ended October 1, 2005, a decrease of $6.1 million or 27.7 percent, from $21.8 million for the 39 weeks ended October 2, 2004.  This decrease was primarily attributable to decreases in contribution from our franchising segment of $3.2 million, our gifts segment of $2.8 million and our licensing segment of $1.0 million partially offset by a decrease in general and administrative expenses of $900,000.

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

	39 Weeks Ended
Reporting Segment	October 1, 2005	October 2, 2004	% Change
	(Dollars in thousands)
Franchising	$23,627	$26,853	(12.0)
Gifts	(684)	2,066	(133.1)
Licensing	2,342	3,384	(30.8)
Total segment contribution	$25,285	$32,303	(21.7)

Franchising

Franchising Revenues.  Franchising revenues were $39.7 million for the 39 weeks ended October 1, 2005, a decrease of $2.7 million or 6.4 percent, from $42.4 million for the 39 weeks ended October 2, 2004.  This decrease was principally due to a decrease in revenues from our TCBY franchise system of $3.4 million or 22.4 percent partially offset by an increase in revenues from our bakery franchise system of $700,000 or 2.7 percent.

The decrease in our TCBY franchise system revenues was principally comprised of decreases in product formulation revenues generated by purchases of TCBY products by franchisees of $1.7 million or 18.7 percent, franchise royalties of $1.3 million or 24.3 percent and initial franchise fees of $400,000 or 49.4 percent.  The decreases in product formulation revenues and franchise royalties were a result of approximately 3,600 fewer traditional equivalent unit weeks for the 39 weeks ended October 1, 2005 and a decrease in gallons shipped.  Gallons shipped were higher in the prior year due to the introduction of “low carb” yogurt in the prior year that required initial shipments to franchisees.

The increase in our bakery franchise system revenues was principally comprised of increases in sales of products by our Great American Cookie batter facility to our franchisees of $700,000 or 6.7 percent as a result of price increases made during the first quarter of 2005, and initial franchise fees of $200,000 or 20.6 percent as a result of a territorial license in Canada.  These increases were partially offset by decreases in other bakery franchising revenues of $100,000 and product formulation revenues generated by purchases of certain bakery products by franchisees of $100,000 or 2.5 percent.

Franchising Expenses.  Franchising expenses were $16.0 million for the 39 weeks ended October 1, 2005, an increase of $500,000 or 3.4 percent, from $15.5 million for the 39 weeks ended October 2, 2004.  This increase was due to increases in franchise development expenses of $600,000 consisting primarily of increased payroll and related costs due to increased staffing and advertising expenses, administrative costs of $300,000 relating to documentation audits of franchisees and operating costs associated with our Great American Cookie batter facility of $200,000 partially offset by decreases in franchising operations and supervision costs of $300,000 principally due to reductions in payroll and related costs, marketing expenses of $200,000 and product development expenses of $100,000.

Franchising Contribution.  The decrease in franchising contribution of $3.2 million or 12.0 percent was principally due to decreases in revenues from our TCBY franchise system of $3.4 million, increases in franchising expenses for franchise development of $600,000, administrative expenses of $300,000 and costs associated with our Great American Cookie batter facility of $200,000 partially offset by an increase in revenues from our bakery franchise system of $700,000 and decreases in franchising expenses associated with franchising operations and supervision of $300,000, marketing expenses of $200,000 and product development expenses of $100,000.

Gifts

Gifts Revenues.  Gifts revenues were $14.3 million for the 39 weeks ended October 1, 2005, an increase of $1.5 million or 11.1 percent, from $12.8 million for the 39 weeks ended October 2, 2004.  This increase was due to an increase in sales through our catalogs and website of $1.8 million primarily due to increased catalog circulation partially offset by decreases in sales to our corporate customers of $100,000, sales through our Internet affiliates of $100,000 and sales to our airline customer of $100,000.

Gifts Expenses.  Gifts expenses were $15.0 million for the 39 weeks ended October 1, 2005, an increase of $4.2 million or 38.7 percent, from $10.8 million for the 39 weeks ended October 2, 2004.  This increase in expenses was due to increases in cost of sales of $700,000 associated with the increased sales volume, advertising and marketing expenses of $1.1 million primarily due to increased circulation of catalogs, professional fees of $900,000 primarily due to consulting fees to assist us in preparing a five-year strategic plan, compensation and related expenses of $400,000, recruiting and relocation expenses of $500,000 relating to the President and the Director of Merchandising, bad debt expense of $100,000, banking and credit card fees of $100,000 due to increased sales through our catalogs and website, property and casualty insurance of $100,000 and other operating  expenses of $300,000.

Gifts Contribution.  The decrease in gifts contribution of $2.7 million or 133.1 percent was primarily attributable to the increase in gifts operating expenses of $4.2 million or 38.7 percent partially offset by the increase in gifts revenues of $1.5 million or 11.1 percent.

Licensing

Licensing Revenues.  Licensing revenues were $2.9 million for the 39 weeks ended October 1, 2005, a decrease of $900,000 or 24.9 percent, from $3.8 million for the 39 weeks ended October 2, 2004.  This decrease was primarily due to decreases in licensing royalties earned under our licensing agreement for the sale of Mrs. Fields branded cookies through retail channels of $500,000, licensing royalties earned under our licensing agreement for the sale of Mrs. Fields branded premium candies of $200,000 and licensing royalties earned under our licensing agreement for the sale of TCBY frozen food specialty products through retail channels of $200,000.

Licensing Expenses.  Licensing expenses were $500,000 for the 39 weeks ended October 1, 2005, an increase of $100,000 or 22.8 percent, from $400,000 for the 39 weeks ended October 2, 2004.   This increase was primarily due to an increase in payroll and related costs of $200,000 partially offset by a decrease in expenses of $100,000 associated with licensing activities for the sale of TCBY frozen specialty products.

Licensing Contribution.  The decrease in licensing contribution of $1.0 million or 30.8 percent was primarily due to net decreases in royalties earned under our licensing agreements of $900,000 and an increase in licensing related expenses of $100,000 as previously discussed.

Other

General and Administrative Expense.  General and administrative expenses were $6.7 million for the 39 weeks ended October 1, 2005, a decrease of $800,000 or 11.7 percent, from $7.5 million for the 39 weeks ended October 2, 2004.  This decrease was primarily due to decreases in compensation and related payroll costs of $500,000 primarily due to decreased incentive compensation, severance costs of $500,000 associated with certain terminations of our executive management team in 2004, occupancy costs of $100,000, other administrative costs of $100,000 and a change in estimate of a previously recorded incentive compensation accrual of $200,000 partially offset by increases in professional fees of $300,000, recruiting and relocation costs of $200,000 and health insurance costs of $100,000.

Interest Expense, Net.  Interest expense, net was $16.0 million for the 39 weeks ended October 1, 2005, a decrease of $3.6 million or 18.3 percent, from $19.6 million for the 39 weeks ended October 2, 2004. This decrease was primarily due to the write-off of deferred loan costs of $2.8 million in the first quarter of 2004 associated with our previous debt.  These deferred loan costs were written off due to the completion of our debt refinancing on March 16, 2004.  Additionally, the decrease in interest expense, net was the result of a reduction in amortization of deferred loan costs of $600,000 as a result of the lower deferred loan costs associated with new borrowings during the first quarter of 2004 and an increase of $200,000 in interest income earned on our cash balances.

Other Income.  Other income was $1.1 million for the 39 weeks ended October 2, 2004.  Other income represents gain on the sale of certain equity warrants of Nonni’s Food Company, a predecessor-in-interest to Shadewell Grove Foods, Inc., a distributor of Mrs. Fields branded soft baked cookies under certain license agreements with us and our affiliates.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operating activities and cash on hand.  At October 1, 2005, we had $14.6 million of cash on hand.  During the next 12 months, we expect that our principal uses of cash will be for working capital, capital expenditures and interest payments on our long-term debt of $20.5 million, of which $10.25 million will be paid March 15, 2006 and September 15, 2006.  During fiscal 2005, we will not be required nor do we intend to offer to repurchase a portion of the senior secured notes as described below.  In addition, to the extent we have cash available and it is permitted by the indenture governing our outstanding senior secured notes, we may pay dividends to our parent companies for uses such as acquisitions, debt repayments and dividends.  We believe that cash provided by operating activities and cash on hand will be adequate to meet our cash requirements for the next 12 months.

We are highly leveraged. At October 1, 2005, we had $195.7 million of long-term debt consisting of 9 percent senior secured notes and 11 ½ percent senior secured notes (collectively, the “Senior Secured Notes”).  The Senior Secured Notes mature on March 15, 2011, with interest payable semi-annually on March 15 and September 15.  Due to borrowing restrictions under the indenture governing the Senior Secured Notes, our ability to obtain additional debt financing is significantly limited.  The Senior Secured Notes require us to offer to repurchase a portion of the notes at 100 percent of the principal amount, plus accrued and unpaid interest thereon to the date of purchase, with 50 percent of our “excess cash flow,” as defined in the indenture agreement, when the ratio of our net indebtedness to consolidated EBITDA is above 3.75 to 1.0 and the cumulative unpaid excess cash flow offer amount exceeds $10.0 million. For a more detailed description of the material terms of the Senior Secured Notes, see Note 3 to our consolidated financial statements included in our annual report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2005.

Consolidated Financial Condition

Total assets at October 1, 2005 were $173.3 million, a decrease of $8.5 million or 4.6 percent, from $181.8 million at January 1, 2005. This decrease was primarily attributable to decreases in cash of  $5.3 million, receivables of $1.6 million, trademarks and other intangible assets of $2.0 million, deferred loan costs of $900,000 and deferred tax assets of $400,000 partially offset by an increase in inventory of $1.1 million, prepaid expenses of $300,000 and property and equipment of $400,000.

Total liabilities at October 1, 2005 were $217.0 million, a decrease of $8.3 million or 3.7 percent, from $225.3 million at January 1, 2005.  This decrease was primarily due to decreases in accounts payable of $1.0 million, accrued liabilities of $6.5 million, deferred revenues of $600,000 and amounts due to affiliates of $300,000 partially offset by an increase in capital lease obligations of $100,000.

Consolidated Cash Flows

Net cash flows used in operating activities were $4.1 million for the 39 weeks ended October 1, 2005, a decrease of $5.1 million, from net cash flows provided by operating activities of $1.0 million for the 39 weeks ended October 2, 2004.   This decrease was principally due to a reduction in contribution from our business segments, increases in cash paid for interest and cash used for changes in working capital partially offset by a reduction in general and administrative expenses.

Net cash flows used in investing activities were $1.1 million for the 39 weeks ended October 1, 2005 compared to net cash flows provided by investing activities of $500,000 for the 39 weeks ended October 2, 2004.  This change was principally due to proceeds from the sale of equity warrants of Nonni’s Food Company of $1.1 million received in the first quarter of 2004 and an increase in purchases of property and equipment of $500,000.

Net cash flows used in financing activities were $47,000 for the 39 weeks ended October 1, 2005 compared to net cash flows provided by financing activities of $10.7 million for the 39 weeks ended October 2, 2004.  This change was principally due to the completion of our debt refinancing on March 16, 2004 which resulted in $115.0 million in proceeds from the issuance of our senior secured notes and a capital contribution from our parent of $17.5 million offset by payments of our long-term debt and our line of credit of $101.5 million, payments of debt issuance costs of $12.2 million and other activity with parent of $8.0 million.

Inflation

The impact of inflation on our business has not been significant in recent years.  Some of our employees are paid hourly wages at the federal minimum wage level.  Any increase in the federal minimum wage will negatively impact our payroll costs in the short term, but management believes such impact can be offset in the long term through lower staffing of operations and, if necessary, through product price increases.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment,” which is a revision of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for us beginning January 1, 2006. The adoption of SFAS 123R is not expected to have a material impact on our consolidated financial position or results of operations.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended October 1, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 5, 2005, Shadewell Grove IP, LLC (“Shadewell”) filed a Verified Complaint, Motion for Restraining Order and related documents in the Court of Chancery of the State of Delaware (the “Action”) against Mrs. Fields Franchising, LLC (“MFF”), a wholly-owned subsidiary of the Company.  The Action arises from the termination of two license agreements between predecessors-in-interest of MFF and Shadewell: a Trademark License Agreement dated January 3, 2000, as amended, and a Trademark License Agreement dated February 21, 2001, as amended (collectively, the “License Agreements”), included as Exhibits 10.37, 10.38, 10.39, 10.40, and 10.41 to the Company’s Registration Statement on Form S-4 (File No. 333-115046), as amended, filed with the Securities and Exchange Commission on April 30, 2004.  The License Agreements granted Shadewell a license to develop, manufacture, distribute and sell ready-to-eat shelf stable cookie products and high quality, prepackaged, ready-to-eat pre-baked cookie products using the Mrs. Fields trademarks, service marks and trade names in distribution channels designated in the License Agreements.  MFF terminated the License Agreements effective August 13, 2005 for Shadewell’s failure to timely make certain payments to MFF under the License Agreements.

In the Action, Shadewell alleges that they did not materially breach the License Agreements and that the License Agreements were improperly terminated by MFF.  Among other relief, Shadewell seeks a court order that the License Agreements remain in full force and effect and that MFF must specifically perform its obligations under the License Agreements.  Shadewell also seeks unspecified damages related to its claims that MFF breached certain obligations under the License Agreements.  A trial date for this proceeding has been scheduled for November 29, 2005.  MFF has agreed to a temporary abeyance of the termination notice pending trial.  Until the court has issued a ruling in the Action, Shadewell will continue to perform in accordance with the License Agreements.

The Company believes the allegations in the Action are without merit and intends to vigorously defend its interests.  The Company believes that neither the Action nor the termination of the License Agreements will have a material effect on the Company’s consolidated financial position or results of operations.

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

MRS. FIELDS FAMOUS BRANDS, LLC

/s/ Stephen Russo	November 11, 2005
Stephen Russo

Date

President and Chief Executive Officer

(Principal Executive Officer)

/s/ Mark C. McBride	November 11, 2005
Mark C. McBride

Date

Interim Chief Accounting Officer

(Principal Financial and Accounting Officer)