Form 10-K
period 2005-12-31
MRS FIELDS FAMOUS BRANDS LLC
filed 2006-03-21
CIK 1288407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐  NO ☒

On July 2, 2005, none of the registrant’s voting or non-voting equity was held by non-affiliates. There is no established trading market for registrant’s common interests.

On March 15, 2006, 100 common interests of registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

MRS. FIELDS FAMOUS BRANDS, LLC

TABLE OF CONTENTS

PART I

Item 1.	Business

Item 1A.	Risk Factors

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer of Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

SIGNATURES

Unless the context otherwise requires, references in this report to the terms “Company,” “we,” “us,” or “our” generally refer to Mrs. Fields Famous Brands, LLC, a Delaware limited liability company, and its subsidiaries.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “continue,” “will,” “may” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive and governmental factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements. Factors you should consider that could cause these differences include all factors described elsewhere in this report and in detail under “Item 1A. Risk Factors.”

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

PART I

Item 1. Business

Overview

We are one of the largest franchisors in the premium snack food industry, featuring Mrs. Fields®, Great American Cookies®, TCBY®, Pretzel Time® and Pretzelmaker® as our core brands. Through our franchisees’ retail stores, we are the largest retailer of freshly baked, on-premises specialty cookies and brownies in the United States of America (the “United States”); the largest retailer of soft-serve frozen yogurt in the United States; and the second largest retailer of baked on-premises pretzels in the United States. In addition, we operate a growing gifts business and have entered into licensing arrangements that attempt to leverage awareness of our core brands among our retail customer base. We operate through a network of franchised stores, which are located throughout the United States and in approximately 25 foreign countries. As of December 31, 2005, our franchise network consisted of 2,479 retail concept locations.

Our History

We were formed in March 2004 in connection with the reorganization of certain entities and segments that are under the common control of Mrs. Fields’ Companies, Inc. (“MFC”), formerly known as Mrs. Fields Famous Brands, Inc. We are a wholly-owned subsidiary of Mrs. Fields’ Original Cookies, Inc. (“MFOC”). MFOC is a wholly-owned subsidiary of Mrs. Fields’ Holding Company, Inc. (“MFH”) and MFH is a wholly-owned subsidiary of MFC. The majority shareholders of MFC are two affiliated private investment management firms: Capricorn Investors II, L.P. (“Capricorn II”) and Capricorn Investors III, L.P. (“Capricorn III” together with Capricorn II, “Capricorn”).

In a related series of transactions, we formed or acquired from MFOC new single member domestic limited liability companies that are disregarded entities for U.S. federal income tax purposes for each of our major brands, namely Mrs. Fields Franchising, LLC; Great American Cookie Company Franchising, LLC; TCBY Systems, LLC (“TCBY”); Pretzel Time Franchising, LLC; and Pretzelmaker Franchising, LLC. These subsidiaries hold certain assets of and act as the franchisor for their respective brands. As part of these transactions, MFOC also made a capital contribution to us of all of its interests in several other entities, including Mrs. Fields Gifts, Inc. (which operates our gifts business), as well as the Great American Cookies manufacturing facility, which we then contributed to our subsidiary, Great American Manufacturing, LLC.

We are highly leveraged. On March 16, 2004, we issued $80.7 million of 9 percent senior secured notes (the “9 percent Senior Secured Notes”) and $115.0 million of 11½ percent senior secured notes (the “11½  percent Senior Secured Notes” together with the 9 percent Senior Secured Notes, the “Senior Secured Notes”). In addition, certain investors, including Capricorn, limited partners of Capricorn and their affiliates, and the initial purchaser of our Senior Secured Notes, provided an additional $22.5 million to our parent companies, of which $5.0 million was retained by MFOC to fund its operations and $17.5 million was contributed to us as common equity. The proceeds from the equity investment and the Senior Secured Notes were used to retire substantially all of the indebtedness of MFOC.

On August 23, 2004, we completed an offer to exchange an aggregate principal amount of up to $80.7 million of our 9 percent Senior Secured Notes which have been registered under the Securities Act of 1933, as amended, for a like principal amount of our issued and outstanding 9 percent Senior Secured Notes from the registered holders thereof, and an aggregate principal amount of up to $115.0 million of our 11½ percent Senior Secured Notes which have been registered under the Securities Act of 1933, as amended, for a like principal amount of our issued and outstanding 11½ percent Senior Secured Notes from the registered holders thereof. All of our original Senior Secured Notes were tendered and exchanged as a result of this offer.

Business Strategy

We believe our business strategy aligns the interests of the Company with the interests of our retail franchisees and focuses our joint efforts on strengthening and broadening the appeal of our brands through satisfying the wants and needs of consumers. That strategy is based upon three continuing objectives:

•                  build profitable year-over-year franchise sales;

•                  accelerate growth of new franchised store development; and

•                  grow licensing and gifts operations.

We use the following key performance indicators to measure our success and progress:

•                  year-over-year same store franchise sales;

•                  net change in number of retail concept locations; and

•                  year-over-year gifts and licensing revenues.

Build Profitable Year-Over-Year Franchisee Sales. We believe increasing the sales of our franchisees is critical to the growth of our profitability and it remains a key focus of our marketing and operational initiatives. Our initiatives emphasize the following goals:

•                  Enhanced Consumer Focus. By concentrating our franchise operations upon our customers’ wants and needs, we expect to continue to increase demand for our premium products. We are currently working to create new excitement within our brands by modernizing and broadening the appeal of our menus, décor and services to distinguish our brands from our competitors’ brands, developing new products for our customers, and improving upon and further promoting products for which we have the strongest market share and a leading reputation. To this end, we have used consumer-based research, testing and analysis to create initiatives designed to help drive sales.

•                  Continued Investment in Our Brands. In 2005, we invested $3.0 million in marketing and other brand development ideas. In 2006, we intend to invest an additional $1.0 million in similar initiatives. This investment in our brands is aimed at increasing sales at franchised locations. We continue to view TCBY as the brand that offers us the greatest opportunity for increasing profitable sales growth. TCBY’s products are aligned with current health trends and its growth is not limited by mall based locations. We are working to reconcept and reposition the TCBY brand consistent with our consumer and franchisee based strategic framework, building on today’s health conscious consumer and the increasing popularity of yogurt generally among consumers. This reconcepting includes the test of the new dairy concepts as described elsewhere in this report. Additionally, we continue to invest in ideas to increase customer counts and sales in our cookie and pretzel businesses.

•                  Engage our Franchisees and Employees. A critical part of our efforts to drive profitable year-over-year franchisee sales has been to develop programs that engage the support of our franchisees and employees. We are continuing to develop more lines of communication between the company and franchisees to help strengthen our relationship with those who implement our business strategy. To this end, we have significantly improved the quality of our monthly printed brand communications and have restructured our field organization. We have also implemented regional meetings for franchisees and hold a periodic national convention to which all franchisees are invited. We continue to take advantage of technological advances in an effort to increase the ease and efficiency of communication with and among franchisees. We believe the alignment of our interests with the interests of our franchisees makes a shared vision possible.

Accelerate Growth of New Franchised Store Development. We believe that by continuing to focus on improving franchisees’ profitability and reinvesting in our brands, we will create a superior franchise business model for prospective franchisees and promote the development of new franchised stores, carts and kiosks. In recent years the rate of closure of existing locations has exceeded the number of new franchised locations. By promoting ideas to increase the rate of new openings of franchised locations in our current markets and implementing initiatives to improve existing locations, we believe our business strategy will enable us to stabilize and eventually grow the number of franchised locations both within and outside of our current markets.

Grow Licensing and Gifting Operations. We have expanded several of our brands through our licensing and gifting segments. For example, we have granted third parties the exclusive North American rights to manufacture and sell, under our registered trademarks, items such as premium ready-to-eat brownies, chocolate chips, boxed chocolates, gourmet glazed popcorn and dry baking mixes, throughout the supermarket, drugstore and mass merchandise distribution markets. We intend to explore expansion of our licensing business by introducing new products in order to capitalize on our strong brand names and high quality product reputation. We are also making significant investments in our gifting business to provide a solid foundation for growth, including investments in state-of-the-art software, systems management and improved facilities. We have also built a management team with industry expertise in such areas as direct marketing, merchandising and supply chains. Additionally, we are continuing to refine and improve the online shopping experience we offer to customers, including making improvements that better meet the needs of high volume business-to-business customers.

Description of Business

Our Bakery Brands

Mrs. Fields. Debbi Fields opened her first store in Palo Alto, California in 1977. The Mrs. Fields name quickly became associated with quality, freshly baked cookies right out-of-the-oven in a retail setting. The strength of the Mrs. Fields brand name enjoys high consumer brand awareness. By building on its legendary chocolate chip and white chocolate macadamia nut cookies, the Mrs. Fields brand has developed a comprehensive product line that includes many of America’s most beloved snack food treats.

Great American Cookies Company. Great American Cookies Company became a retail success in 1977 when the first store opened in Atlanta, Georgia’s Perimeter Mall. Founded on the strength of a generations-old family chocolate chip cookie recipe, Great American Cookies Company has grown throughout malls and shopping centers nationwide. All of the cookies and brownies at Great American Cookies Company begin with carefully tested recipes, highly controlled production and the finest premium ingredients from our batter production facility in Atlanta, Georgia.

Pretzel Time. Pretzel Time introduced its famous soft pretzel in 1991 and established itself in regional shopping centers across the country. From the number-one-selling traditional salted and buttered pretzel, to the development of the popular fresh Pretzel Bites, Pretzel Time’s menu provides many tasty choices for customers. Products also include a variety of refreshing beverage options, including sweet, quenching lemonade and the new, popular Breezer Smoothies™ frozen beverage. These delicious beverages are an excellent complement to freshly baked Pretzel Time pretzels.

Pretzelmaker. The first Pretzelmaker pretzel was rolled, twisted and baked in 1991. Today, Pretzelmaker stores are found in a variety of venues. Pretzelmaker pretzels are a great low-calorie, convenient snack. Customers can enjoy a freshly prepared pretzel topped with a variety of flavors and sauces, and complemented with beverages like the new Breezer frozen beverage.

Our Dairy Brands

TCBY. TCBY has been a frozen treats product innovator since its first opening in Little Rock, Arkansas in 1981. The great tasting, low-fat frozen yogurt concept received an enthusiastic response from an increasingly health conscious public and was the first in a line of ground breaking menu items. TCBY product milestones include (i) developing non-fat and no-sugar added frozen treats; (ii) launching a line of frozen yogurt and sorbet novelties; and (iii) introducing frozen yogurt to airports and travel plazas through its joint venture agreement with HMS Host, as successor-in-interest to Host International, Inc., Host Marriott Services USA, Inc., and Host Marriott Tollroads Inc.,  (collectively “HMS Host”).

Two New Yogurt Test Concepts - Yovana™ Yogurt Café (“Yovana”)  and Beriyo™ by TCBY (“Beriyo by TCBY”). To take advantage of yogurt’s increasing popularity with consumers and to further explore how we can use yogurt’s continuing growth as a market category to benefit our franchisees and enhance our brands, TCBY is testing two additional yogurt-focused concepts – Beriyo by TCBY and Yovana. These new test concepts focus on different menu offerings, attempt to meet a specific set of consumer needs and appeal to consumers at different times of the day. For example, Beriyo by TCBY is being tested as a smoothie-focused concept to take advantage of consumers’ demand for this product, while also offering TCBY frozen yogurt treats. The Yovana test concept introduces a menu that attempts to appeal to multiple day-parts, and is built around premium yogurt prepared fresh daily in the store, including fresh yogurt, drinkable yogurt blends, smoothies, and frozen yogurt treats featuring seasonally fresh fruit and organic wholegrain granolas. Both concepts are in the very early stages of testing. During 2006 we plan on limiting the Yovana test to a small number of newly developed stores in a few markets, while Beriyo by TCBY will be tested initially in new locations and converted TCBY traditional store locations in several different markets.

Our Products

Cookies, Brownies, Cookie Cakes and Other Bakery Products.  The franchised cookie retail stores bake continuously and serve numerous varieties of freshly baked cookies, brownies, Cookie Cakes and other bakery products. Although cookie and brownie sales are generally impulse purchases, Cookie Cakes can be decorated with customized messages and designs for any special occasion and provide an opportunity for the cookie stores to become destination locations. Our bakery products are made using high quality ingredients and all dough is centrally manufactured and frozen or refrigerated to maintain product quality and consistency. All products pass strict quality assurance and control steps at both the manufacturing plants and the stores.  Mrs. Fields and Great American Cookies continuously work on and test new products and promotions to give their customers a satisfying experience.

Pretzels. Pretzel Time’s primary product is a hand-rolled soft pretzel, freshly baked from our proprietary dry mix at each store location. Pretzel Time stores prepare pretzels with a variety of flavors and specialty toppings, including cheddar cheese and cinnamon and sugar. Pretzelmaker sells hand-rolled soft pretzels freshly baked at each store location, using a proprietary dough shipped frozen to each location. A selected number of Pretzel Time and Pretzelmaker locations are currently participating in tests to identify best practices and potential synergies between the brands. As part of these tests, stores in both concepts may be offering consumers a more similar experience, including a similar menu and a single pretzel dough taste and texture that is appropriate for both the dry mix and frozen methods. The stores also offer lemonade, soft drinks and Breezer frozen beverages.

Frozen Soft-Serve and Hand-Dipped Yogurt and Frozen Novelties. We believe our soft-serve frozen yogurt is the only soft-serve frozen yogurt sold widely in retail outlets in the United States that contains live active yogurt cultures, including Lactobacillus bulgaricus and Streptococcus thermophilus, which convert pasteurized milk to yogurt during fermentation and which are required by U.S. Food and Drug Administration (“FDA”) standards for a product to be called yogurt. One benefit of these yogurt cultures is that they act as friendly bacteria that “pre-digest” or break down the lactose so that yogurt may be tolerated by many individuals with lactose intolerance.

Our TCBY franchised retail stores offer our TCBY brand original 96% fat free soft-serve frozen yogurt, non-fat frozen yogurt, no-sugar added/non-fat frozen yogurt and non-fat/nondairy sorbets. Additionally, to capitalize on yogurt’s continued strong consumer appeal, we are currently planning a launch of a new TCBY hand-dipped product in the second quarter of 2006. Franchised locations serve a variety of menu items based on these products, including waffle cones, parfaits, shakes and sundaes. They also offer a premium line of yogurt cakes and deep-dish pies, and our own TCBY Shiver® and Cappuccino Chiller® products. TCBY yogurt is available in a variety of flavors.

Yogurt Test Concepts Products. As described above, we plan to open a small number of newly-developed stores in a few markets to test TCBY’s Yovana and Beriyo by TCBY products. The premium, fresh yogurt served at Yovana test stores, which includes both a 96% fat free and a no-fat, no-sugar added variety, is prepared fresh each day in the store using our proprietary recipes, and contains 7 live active cultures. Beriyo by TCBY test stores will offer a range of products, including smoothies and TCBY frozen yogurt treats.

In addition to products sold in our franchised retail stores, we sell novelty frozen food items, such as the TCBY Fruit-N-Yogurt Bars, wholesale to the retail grocery trade.

Beverages. We sell Coca-Cola soft drinks, Dannon bottled water and other products exclusively in all of our retail stores under agreements with Coca-Cola USA Fountain. Some of our bakery stores also sell a Breezer smoothie drink that incorporates certain products provided by Coca-Cola USA Fountain. Our franchised locations may also sell other beverages such as coffee and teas, purchased from one or more of our approved suppliers.

Ingredients, Suppliers and Distributors

We rely primarily on outside suppliers and distributors for the ingredients used in our products and other items used in our franchisees’ stores.

Cookies, Brownies, Muffins and Other Bakery Products. Countryside Baking Company, Inc. (“Countryside”) manufactures the majority of Mrs. Fields brand frozen bakery products, which are made according to our proprietary recipes, for our domestic and international franchised stores and our gifts segment. Countryside manufactures our products strictly in accordance with the standards, procedures, specifications, formulations and recipes established by us, as well as all applicable federal, state and local laws or regulations to which it is subject.

Our supply agreement with Countryside gives us the right to oversee the quality of the products, but also requires Countryside to exercise its own quality control to ensure that it meets all applicable standards, including those established by the United States Food, Drug and Cosmetic Act, and Title 21 of the Code of Federal Regulations of the United States related to Food Manufacturing Practices. Countryside’s contract for making frozen products for us expires on December 31, 2006, unless extended by mutual agreement between the parties. We are in preliminary discussions about extending our contract with Countryside.

Our products manufactured by Countryside are then sold to our approved distributors, currently Dawn Food Products and Kaleel Brothers, Inc. (“Kaleel Brothers”) for sale and distribution to Mrs. Fields Cookie Stores. The initial term of the Supply and Distribution Agreement with Dawn Food Products expired on August 8, 2003, when it automatically renewed for an additional one-year term. The distribution agreement continues to renew automatically each year unless either party gives 180 days notice of nonrenewal prior to the anniversary date, and is otherwise terminable at will by either party upon 180 days notice. We do not have a supply and distribution agreement with Kaleel Brothers.

Great American Cookies Company stores receive “ready to bake” refrigerated batter from our manufacturing facility in Atlanta, Georgia. The batter, which has a shelf life of about 90 days, is stored at the manufacturing facility for an average of one to three weeks, depending on demand, before being shipped to our franchisees’ stores.  Paper products for Great American Cookies stores are distributed by Network Services Company.

Pretzels. Our Pretzel Time brand stores buy a proprietary dry mix from our approved supplier, Pizza Blends, or current authorized distributors, Dawn Food Products and Kaleel Brothers. Pretzels are mixed and baked at individual stores. Our Pretzelmaker brand stores purchase our proprietary frozen dough from our approved supplier, Layton Bakery, or current authorized distributors, Dawn Food Products and Kaleel Brothers. Individual stores then thaw, shape and bake the pretzels on site. Some pretzel stores from both brands are currently testing a newly-formulated pretzel dough that is appropriate for both the frozen and dry mix methods and which is designed to allow franchisees to reduce waste, while offering consumers the fresh product they enjoy from all of our Pretzel Time and Pretzelmaker locations.

Frozen Soft-Serve and Hand-Dipped Yogurt and Frozen Novelties. Most TCBY brand products currently are produced by Americana Foods Limited Partnership (“Americana”), a former subsidiary of TCBY Enterprises, LLC (“TCBY Enterprises”), under an exclusive Supply Agreement between TCBY and Americana. See “Certain Relationships and Related Transactions—TCBY Supply Agreement.” Americana, which is located in Dallas, Texas and currently is partially owned by a subsidiary of Capricorn III, sells most of the products to our authorized distributors. Franchisees are required to purchase the product from the distributors that we designate. TCBY franchised stores located outside the United States receive products from various manufacturers, including Americana, and distributors approved by TCBY with the capability to distribute products in their respective countries.

On August 5, 2005, TCBY received a notice from Blue Line Distributing (“Blue Line”), TCBY’s principal distributor of TCBY products to its franchisees, exercising Blue Line’s option to terminate the Food Packaging Distribution Agreement between Blue Line and TCBY, dated November 14, 2002 (the “Distribution Agreement”). The effective date of the termination, as provided by the Distribution Agreement, was scheduled to be 180 days from the date that TCBY received the notice. Notwithstanding the notice of termination, the parties negotiated an extension whereby Blue Line would continue to act as TCBY’s distributor beyond the termination date to allow TCBY to fully explore its options and assist in a transition without interruption of service to franchisees. Blue Line continues to provide distribution to some parts of the United States under this extension. TCBY is finalizing negotiations with a number of regional distributors that will eventually replace Blue Line, including Kaleel Brothers in the northeastern United States. TCBY believes it will be able to identify distributors for the remaining regions of the United States before Blue Line ceases its services under the negotiated extension. However, we anticipate the distribution costs to many of our franchisees will increase under the new regional agreements, which may make it more difficult for them to operate profitably, potentially increasing the number of permanent store closures.

Yogurt Test Concepts. Our yogurt test concept stores will purchase the frozen yogurt that they serve from TCBY’s approved distributors. Because of the limited number of test locations and the changing nature of the test menus, TCBY plans to identify and approve local and regional suppliers and distributors for many of the other products served at Yovana and Beriyo by TCBY stores.

All of the products, supplies and equipment purchased for sale or use by our franchisees must meet our specifications and standards for quality, design, appearance, function and performance. We have the right to designate certain suppliers and distributors for any of these items.

Our Business Segments

Our business is divided into three primary business segments for financial reporting purposes: franchising, gifts and licensing, which represented 60.9 percent, 34.3 percent and 4.6 percent of total revenues, respectively, for the year ended December 31, 2005. The franchising segment consists of revenues received either directly or indirectly from cookie, yogurt and pretzel stores, which are owned and operated by third parties. These revenues include franchise or license fees, monthly royalties based on a percentage of a franchisee’s gross sales, sales of cookie dough that we produce at our Great American Cookies manufacturing facility and certain product formulation fees and supplier allowances which are based upon sales to franchisees. The gifts segment includes sales generated from our mail order gift catalog and website. The licensing segment consists of other licensing from third parties for the sale of products bearing our brand names. For further disclosure of reportable segments, see Note 9 to our consolidated financial statements contained elsewhere in this report.

Franchising

We operate through a network of franchised stores, which are located throughout the United States and in approximately 25 foreign countries. We actively recruit new franchisees and enter into a number of franchise agreements each year. We believe we will continue to recruit new franchisees who will provide cash flow to our franchising segment by:

•                  emphasizing the use of proprietary dough, fresh and frozen yogurt, and dessert products, minimizing product quality issues and ensuring a consistent product across all outlets;

•                  requiring frequent quality, service and cleanliness evaluations of franchised stores by operations support staff; and

•                  providing initial and continuing training of franchisees to improve their financial and retail sales skills.

However, there can be no guarantee that we will be able to successfully recruit a significant number of new franchisees.

As of December 31, 2005, our store portfolio consisted of 1,978 domestic franchised locations, 328 international franchised locations and 173 licensed locations, which are described in more detail below. Our franchisees’ and licensees’ concept locations by concept are distributed as follows:

	Domestic	International	Licensed
	Franchised	Franchised	Locations	Total
Mrs. Fields	373	87	49	509
Great American	279	1	1	281
Original Cookie	—	—	3	3
Cookie subtotal	652	88	53	793
Pretzel Time	205	7	6	218
Pretzelmaker	149	47	2	198
Hot Sam	—	—	3	3
Pretzel subtotal	354	54	11	419
Bakery brands subtotal	1,006	142	64	1,212
TCBY - traditional stores	423	—	—	423
TCBY - non-traditional stores	548	186	109	843
Yovana - test store	1	—	—	1
Dairy brands subtotal	972	186	109	1,267
Total	1,978	328	173	2,479

The above table counts each concept location individually. For example, if a physical location had a Mrs. Fields store and a Pretzel Time store together, this would be counted as two concept locations in the table above. If actual physical stores were counted rather than concept locations, total store counts would be reduced by 276 locations to 2,203.

MFOC and certain of its subsidiaries own 15 franchised and licensed retail concept locations as of December 31, 2005, representing 0.6 percent of the total retail concept locations. During the year ended December 31, 2005, we recognized $689,000 of franchise royalties and $730,000 of product sales relating to retail concept locations owned by MFOC. MFOC expects that these remaining retail concept locations will be sold to other franchisees or will be closed during fiscal 2006.

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

Cookies. Mrs. Fields and Great American Cookies Company stores are primarily located in “A” and “B” grade malls in the United States. These stores are uniformly designed in accordance with the Mrs. Fields or Great American Cookies Company prototype, intended to create an upscale, open and inviting look. Individual store sizes typically range from 500 to 800 square feet, while kiosks tend to be somewhat smaller.

Pretzels. Pretzel Time and Pretzelmaker outlets have an average size of 500 to 800 square feet in store locations and 200 square feet in kiosk locations. The stores and kiosks are likely to be located in high traffic areas and are designed to enable customers to enjoy watching the pretzels being rolled, twisted and baked in minutes, which underscores freshness and contributes to the product’s appeal.

Frozen Soft-Serve and Hand-Dipped Yogurt. Generally, traditional TCBY domestic franchised stores are located in shopping centers, freestanding locations and shopping malls. TCBY non-traditional locations include TCBY stores operated in conjunction with other concepts, such as Subway, Exxon and other convenience stores and petroleum outlets. TCBY non-traditional locations also include “captive” outlets such as airports, toll road travel plazas, hospitals, office buildings and sports arenas. A traditional TCBY store usually occupies 800 to 1,600 square feet and accommodates both carryout and in-store business. Our traditional TCBY stores are designed as a “destination experience” and generally include some customer seating as well as a display case for yogurt cakes and pies. TCBY non-traditional domestic franchised stores are generally much smaller, offer a limited menu as compared to a traditional TCBY store and often serve TCBY products through kiosks, soft-serve vending carts and counter top units located within other branded premises or captive locations.

Yogurt Test Concepts. Both Yovana and Beriyo by TCBY stores are in the early stages of testing and TCBY anticipates that their locations and configuration will evolve during the test period.

Franchise Agreements

Our franchises are typically granted for a specific site selected by the franchisee and approved by us. Franchisees must offer the products and services that we designate. We provide franchisees with suggested retail pricing for products and services, but franchisees are generally free to set the retail prices at their stores.

Cookies. Each Mrs. Fields brand franchisee typically pays an initial franchise fee of $30,000 per Mrs. Fields brand store location and is responsible for funding the build-out of the new store and purchasing initial dough inventory and supplies. Existing franchisees may qualify for certain incentives when they purchase additional franchises. The cost of opening a new store or purchasing an existing store can vary widely based on individual operating and location costs. After a store is established, a franchisee pays weekly royalty fees of six percent of the franchised store’s gross sales for the prior week and a weekly advertising fee of from one to three percent (currently one percent) of such gross sales. Mrs. Fields franchisees are required to purchase proprietary dough from our authorized distributors or suppliers, which may pay us an amount based on total franchisee purchases. Franchises are typically granted for a period of seven years. Franchisees in good standing have an option to renew for an additional seven years at terms set forth in the then-current form of franchise agreement.

Each new Great American Cookies Company franchisee typically pays an initial franchise fee of $30,000 per store and is responsible for funding the build-out of the new store and purchasing initial batter inventory and supplies. Existing franchisees may qualify for certain incentives when they purchase additional franchises. The cost of opening a new store or purchasing an existing store can vary widely based on individual operating and location costs. After a store is established, a Great American Cookies Company franchisee pays monthly royalty fees to us of six percent of the franchised store’s gross sales for the prior month and a monthly advertising fee of one percent of such gross sales. Great American Cookies Company franchisees are required to purchase batter from our manufacturing facility, which recognizes a profit on batter sales. The term of the franchise typically runs concurrently with the term of the Great American Cookies Company store lease and may be subject to an option to renew.

Pretzels. Each new Pretzel Time or Pretzelmaker franchisee typically pays an initial licensing fee of $25,000 per new Pretzel Time or Pretzelmaker store and is responsible for funding the development of the new store. Existing franchisees may qualify for certain incentives when they purchase additional franchises. The initial investment can vary based on individual operating and location costs. After a store is established, a Pretzel Time franchisee pays weekly royalty fees to Pretzel Time of seven percent of the franchised store’s gross sales for the prior week and a marketing fee of from one to three percent (currently one percent, but may be increased to one and one-half percent after the third quarter of 2006) of such gross sales. Franchisees are required to purchase proprietary dough or dough mix from our authorized suppliers and distributors, which may pay us an amount based on total franchisee purchases. New Pretzelmaker franchisees pay weekly royalty fees to Pretzelmaker of seven percent of the franchised store’s gross sales for the prior week and a marketing fee of from one to three percent (currently one and one-half percent) of such gross sales. However, the majority of the Pretzelmaker system operates under a franchise agreement that provides for payment of a six percent royalty fee, which will remain in effect until the current franchise agreement is transferred, renewed or otherwise modified to change the rate. Franchises are typically granted for an initial term of seven years and franchisees in good standing have an option to renew for an additional seven years upon terms set forth in the then-current form of franchise agreement.

Frozen Soft-Serve and Hand-Dipped Yogurt. Each new TCBY franchisee typically pays an initial franchise fee of $25,000 per traditional store and from $2,500 to $15,000 per non-traditional location and is responsible for funding the build-out of the new store and purchasing initial yogurt inventory and supplies. Existing franchisees may qualify for certain incentives when they purchase additional franchises. The cost for opening a new store varies widely depending upon the size and location of the store. TCBY franchisees purchase TCBY products only from authorized distributors. TCBY receives a formulation fee on purchases of yogurt products by franchisees.

Franchises for traditional TCBY stores are usually granted for a period of ten years. Typically, franchisees in good standing have an option to renew for an additional ten years at then-current terms (for non-traditional stores, the initial term is usually five years with a renewal term of five years). Currently, most TCBY franchisees pay an ongoing royalty fee of four percent of its net revenues and an ongoing advertising fee of three percent of its net revenues, though some newer franchise agreements give TCBY the right to charge a five percent royalty and up to a five percent advertising fee. Franchisees currently pay the royalty and advertising fees by way of a surcharge on TCBY products collected by our authorized distributor, which then remits the surcharge to us. We anticipated last year that we would begin transitioning TCBY to a different method of royalty and advertising fee collection for its traditional store franchisees. However, that transition has been postponed pending TCBY’s analysis of the Beriyo by TCBY and Yovana test concepts.

Yogurt Test Concepts. The initial franchise fee and other fees for our yogurt test concepts are under review and remain subject to our test results. Test concept locations will report their net revenues weekly to TCBY, will be required to use an approved point-of-sale system and will pay their royalty and advertising fund fees directly to TCBY based on reported sales. Once the test is completed, TCBY will evaluate the data and may include a similar method in an overall plan to revitalize and reconcept qualified existing TCBY Traditional store franchised locations.

International. Generally, we adopt a master franchise agreement form of relationship for international distribution of our products. A master franchisee is granted the right to develop a minimum number of locations in the defined territory within a certain time period. We determine, on a country-by-country basis, whether we will export proprietary products from the United States to that country or license the production of products locally or regionally (possibly to the master franchisee). In addition, we may grant to the master franchisee the distribution rights of certain products in the defined country. The master franchisee generally receives sub-franchising rights within the country that is the subject of the master franchise agreement if it maintains a specified level of its own locations. International locations are generally smaller than domestic locations and produce less sales and royalties per location. Revenues from any single country (other than the United States) were not material. In the aggregate, revenues from international locations for fiscal 2005, 2004 and 2003 were $1.5 million, $1.0 million and $1.4 million, respectively, and represented 1.7 percent, 1.1 percent and 1.7 percent of total revenues, respectively.

Franchisee Training

We believe training the franchisees is a critical component in creating an effective retail environment, and accordingly, each of our brand concepts require new franchisees to complete a training program conducted by our training specialists at our training facility in Salt Lake City. The initial training programs last from 7-9 days depending on the concept. We also make ongoing training programs available to franchisees to improve their quality and effectiveness and may require certain franchisees to attend refresher training at our training facilities as part of operational compliance programs. The training programs provide instruction to franchisees regarding equipment use, food preparation and safety, customer service, employee scheduling, methods of controlling operating costs, management, the job function of hourly employees and other aspects of retail store operations. Ongoing training courses in new products, standards and procedures are available at our training facilities or regional meetings throughout the year to all franchisee personnel. While initial training is provided free of charge to new franchisees, we have the right to charge a reasonable fee for refresher or additional training. Franchisees pay their own costs, such as living expenses and travel costs, to attend training.

Franchise Concept Licensing

We have developed a concept licensing program for certain non-mall retail outlets that enables us to enter difficult-to-reach markets and facilitate brand exposure through “presence” and “prestige” marketing. Our licensees duplicate our franchisee store concept and purchase our products from our various approved distributors. Our licensees are generally food service corporations or contract management companies that manage and operate food service in “captive” locations. Our licensees include HMS Host or its successor, which currently has an exclusive license to sell TCBY products in airports and travel plazas under a joint venture agreement with TCBY, and Marriott Management Services Corp. and Sodexho U.S.A., Inc. or their successors, which have non-exclusive licenses to sell certain Mrs. Fields products in licensed stores that they develop and operate in specified locations where they provide food services, such as commercial buildings or complexes, under a month-to-month extension of trademark license agreements with a predecessor of MFOC. Because these arrangements entail the operation of an actual concept location, these licensed locations are included in our franchising business segment rather than in our licensing business segment, which encompasses our brand licensing activities.

Gifting

We market a variety of freshly baked cookies, brownies, candies and other gift items under our Mrs. Fields brand name on the Internet and through gift catalogs. We began our gifts business with two product offerings.  In fiscal 2005, we generated revenues of approximately $30.1 million and carried more than 250 gifting items which represents 100 product groupings ranging from customized cookie tins with company logos to birthday towers filled with cookies, brownies and jellybeans. Our gifts business segment is run through Mrs. Fields Gifts, Inc., our separate, wholly-owned subsidiary for gifts operations. The gifts segment has four direct sales channels: Internet, telephone, online affiliate programs, and strategic partnerships/corporate accounts.

Internet.  We launched our Mrs. Fields website in 1997 and during fiscal 2005 approximately 48 percent of all sales in the gifts segment where placed on-line. Our website allows each customer to establish an account and track each order. Our principal URL is at www.mrsfields.com.

Telephone.  Customers also may place orders using a toll-free telephone number “1-800-COOKIES.” While sales from telephone orders continue to be a significant portion of our gifts segment’s revenues, as a percentage of total sales in the gifts segment, they have decreased as customers have migrated to the Internet.

Online Affiliate Programs.  In July 2001, we launched an online affiliate program with one of the largest pay-for-performance affiliate marketing networks on the Internet. We now have over 3,000 affiliates who have a text link or banner on their website to www.mrsfields.com. We compensate online affiliates on a commission basis for each sale that originates from its website.

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

New Facility for Our Gifting Operations

Effective as of March 1, 2006, we entered into an Industrial Net Lease with Natomas Meadows Two, LLC, for the lease of approximately 159,000 square feet of space in Salt Lake City, Utah. We will be developing this newly leased space to accommodate our new state-of-the-art gifting operations. This new space will eventually replace approximately 107,000 square feet of space we currently lease in areas throughout Salt Lake City. We will then attempt to terminate the leases for the current space or sublet it. Currently, we anticipate we will open the gifting facility at the new space in the third quarter of 2006.

Consulting Fees

In January 2005, we engaged a consulting firm with significant experience in the direct marketing industry to assist us in preparing a three to five year strategic plan to promote the growth of our gifts business segment. During fiscal 2005, we incurred expenses of approximately $800,000 for these services. The engagement ended in fiscal 2005 and we therefore do not expect such costs to be incurred in fiscal 2006.

Licensing

Over the past few years, we have pursued a “branding” strategy, using the registered trademarks of Mrs. Fields and TCBY brands to reinforce the brand with consumers and improve market share. Branded products target traditional mass market and retail locations, complementing our existing businesses. Examples of licenses granted to third parties include those for Mrs. Fields chocolate chips, boxed chocolates, gourmet glazed popcorn and baking mixes. Additionally, TCBY has entered into a license agreement for the distribution of high quality, yogurt covered pretzel products utilizing certain TCBY trademarks and directly wholesales certain frozen yogurt novelty items to the supermarket, drugstore and mass merchandise distribution markets.

During 2005, our largest licensee of Mrs. Fields branded products was Shadewell Grove IP, LLC (“Shadewell”). Shadewell currently has a license to market and distribute high quality, pre-packaged chocolate chips utilizing the Mrs. Fields trademarks, service marks and trade names through designated retail distribution channels. During 2005, royalties earned from this license totaled approximately $126,000. Shadewell also has a license to market and distribute pre-packaged, ready-to-eat shelf stable brownies and ready-to-eat shelf stable dessert toppings and syrups, each utilizing the Mrs. Fields trademarks, service marks and trade names through designated retail distribution channels. Shadewell has until the end of calendar year 2006 to commence distribution of these additional products. In addition, Shadewell does not pay royalties for one year from the date these products are first shipped. Therefore, we may not earn any royalties from this additional license until fiscal 2008.

Prior to August 13, 2005, Shadewell and Mrs. Fields Franchising, LLC (“MFF”) were parties to two additional license agreements that granted Shadewell a license to develop, manufacture, distribute and sell ready-to-eat shelf stable cookie products and high quality, prepackaged, ready-to-eat, pre-baked cookie products (the “License Agreements”) using certain Mrs. Fields trademarks, service marks and trade names in designated distribution channels. MFF terminated the License Agreements effective August 13, 2005 for Shadewell’s failure to make certain payments to MFF in a timely manner.

On October 5, 2005, Shadewell filed a Verified Complaint, Motion for Restraining Order and related documents (the “Action”) in the Court of Chancery of the State of Delaware against MFF. In the Action, Shadewell alleges that they did not materially breach the shelf-stable and ready-to-eat, pre-baked cookie licenses, and that the License Agreements were improperly terminated by MFF. Among other relief, Shadewell seeks a court order that the License Agreements remain in full force and effect and that MFF must specifically perform its obligations under the License Agreements. Shadewell also seeks unspecified damages related to its claims that MFF breached certain obligations under the License Agreements. A trial of the Action was held on November 29, 2005, followed by post-trial briefs and arguments in January 2006, but the court has not yet rendered its decision. The Company believes that Shadewell’s allegations in the Action are without merit and intends to vigorously defend its interests. The Company believes that neither the Action nor the termination of the License Agreements will have a material effect on the Company’s consolidated financial position or results of operations. Pending a decision, the parties continue to fulfill their obligations under the License Agreements. During 2005, royalties earned from the terminated licenses totaled $2.2 million.

On December 19, 2005, MFF entered into an Option Agreement and Amendment to License Agreement (the “Option”) with Maxfield Candy Company (“Maxfield”).  Maxfield is one of our licensees, producing and selling Mrs. Fields branded premium candy products in certain distribution channels under a Trademark License Agreement dated January 3, 2000 (the “License”).  The Option grants MFF an option to repurchase the License, excercisable during a period from the second to the fifth anniversary of the date of the Option.  The Option purchase price is $1 million, one-half of which was paid by MFF when the Option was signed by the parties, and one-half of which will be paid to Maxfield on the first anniversary of that date.  The repurchase price for the License is due only if MFF exercises the Option and ranges from $4.5 million to $7.0 million, depending on when the Option is exercised.  One-half of the Option purchase price will be credited to the License repurchase price in a manner described in the Option if MFF exercises the Option.  The parties agreed to certain modifications of the License as part of the Option.

Geographic Information

Revenues from franchisees, customers and licensees within the United States were approximately $86.5 million, $86.1 million and $80.6 million for fiscal 2005, 2004 and 2003, respectively, and represented 98.3 percent, 98.9 percent and 98.3 percent of total revenues for fiscal 2005, 2004 and 2003, respectively. Revenues from international franchisees, customers and licensees were approximately $1.5 million, $1.0 million and $1.4 million for fiscal 2005, 2004 and 2003, respectively, and represented 1.7 percent, 1.1 percent and 1.7 percent of total revenues for fiscal 2005, 2004 and 2003, respectively. Revenues from any single foreign country were not material. Providing geographical information regarding long-lived assets is impracticable.

Intellectual Property

We are the holder of numerous trademarks that have been federally registered in the United States and in other countries located throughout the world. We are not currently a party to any disputes with respect to our trademarks in any foreign jurisdictions, although we are challenging the use of certain registered domain names that may infringe on our trademarks originating from various sources, none of which, in the opinion of management, is material to our business, financial condition or results of operations.

As of December 31, 2005, we held 87 federal trademark registrations in the United States and 517 trademark registrations in approximately 100 countries and other jurisdictions outside the United States. The trademarks consist of various brand and product names and logos. We have also registered numerous domain names which correspond to our brand and product names. Trademarks are registered under United States laws for initial periods of 6 to 10 years and in other countries for initial periods of 7 to 20 years, and at any time, we may have trademarks whose registration will soon expire and must be renewed. Under some of our license agreements, our licensees receive the rights to use our recipes, proprietary products and/or our registered trademarks. We view our trademarks and the ability to license them to third parties, as some of our most valuable assets.

We have pending, or are in the process of filing, applications for trademark registrations in a number of foreign countries. In some of these countries it may not be possible to register the name TCBY where the laws do not permit the registration of acronyms. Similarly, registering offices in some limited jurisdictions may refuse to register the mark EMIT LEZTERP® or FRESHNESS WITH A TWIST® by taking the position that it is merely descriptive of the product. In a few foreign countries, unrelated third parties have filed applications for registration of one or more of our trademarks. Upon discovery of such filings, we routinely contest such applications to preserve our ability to register our trademarks in those countries or to protect our existing registrations.

Employees

As of December 31, 2005, we had approximately 1,000 employees, including approximately 719 temporary seasonal employees whose positions are largely on-call or part-time. We typically employ seasonal labor in connection with our gifts operations in the fourth quarter in response to increased demand around the holidays. None of our employees are covered by collective bargaining agreements and very few employees, other than some employees engaged in our gifts and manufacturing operations, are paid minimum wage.

As of December 31, 2005, of our 1,000 employees, 52 employees provided certain management functions to MFOC in return for a fee in accordance with the provisions of a management agreement with MFOC. This number may decrease as MFOC continues to reduce its store operations. It is intended that the management agreement providing for these services will continue in effect until the expiration of all store leases for MFOC’s company-owned stores.

Seasonality

Our sales and contribution from franchisees’ store operations are highly seasonal, but our various brands experience counteracting seasonal effects. Our cookie and pretzel stores, primarily located in malls, tend to mirror customer traffic flow trends in malls, which increase significantly during the fourth quarter, primarily between Thanksgiving and the end of the calendar year. Holiday gift purchases also are a significant factor in increased sales in the fourth quarter. However, TCBY stores and products experience their strongest sales periods during the warmer months from late Spring through early Fall. Franchising segment revenues for each quarter as a percentage of total franchising segment revenues for the fiscal year ended December 31, 2005 were 23.1 percent for the first quarter, 26.1 percent for the second quarter, 24.9 percent for the third quarter and 25.9 percent for the fourth quarter.

Our sales and contribution from our gifts segment are highly seasonal primarily due to holiday gift purchases that increase sales in the fourth quarter. Sales and contribution in the fourth quarter of 2005 were $15.9 million and $2.4 million, respectively, which represents 52.7 percent and 139.8 percent, respectively, of total sales and contribution of the gifts segment for the year ended December 31, 2005.

Customers

Our franchising segment is not dependent upon any single franchisee.

Our gifts segment has one customer that accounted for $3.6 million, $4.2 million and $3.0 million, or 11.8 percent, 16.2 percent and 17.2 percent of revenues of the gifts segment for the years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively.

Our licensing segment has one licensee, Shadewell, that accounted for $2.3 million, $3.1 million and $3.5 million, or 57.6 percent, 62.7 percent and 63.1 percent of the revenues of the licensing segment for the years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively. A majority of these revenues were attributable to licenses that have been terminated.

Competition

In our franchising segment, we compete for customers with other cookie, pretzel, yogurt and ice cream retailers, as well as other confectionery, sweet snack and specialty food retailers, including cinnamon rolls, baked goods and candy shops. The specialty retail food and snack industry is highly competitive with respect to price, service, location and food quality and there are many well-established competitors with greater resources than ours. We compete with these retailers on the basis of price, quality, location and service. We face competition from a wide variety of sources, including such companies as Cinnabon, Auntie Anne’s Soft Pretzels, Haagen-Dazs, Baskin-Robbins 31 Flavors and Cold Stone Creamery.

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

Our gifting segment competes for customers primarily with other food gifting and mail order companies. The food gifting and mail order industry is highly competitive with respect to quality, freshness, selection, uniqueness, customer service and, to a lesser extent, price. There are many well-established competitors with greater resources than ours. Our competitors include such companies as Cheryl and Company (acquired by 1-800-FLOWERS), Harry and David, Omaha Steaks, Popcorn Factory and Mrs. Beasley’s.

Environmental Matters

We are not aware of any federal, state, or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures. However, we cannot predict the effect on our operations of possible future environmental legislation or regulations. During 2005, we did not incur any material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Backlog orders

We do not have material backlog orders.

Additional information

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file periodic reports and other information with the Securities and Exchange Commission. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available through our Internet site, www.mrsfields.com as soon as reasonably practicable after electronically filing such materials with the Securities and Exchange Commission. They may also be obtained by writing to Mrs. Fields Famous Brands at 2855 East Cottonwood Parkway, Salt Lake City, UT 84121. In addition, copies of these reports may be obtained through the Securities and Exchange Commission website at www.sec.gov or by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 800-SEC-0330.

Item 1A. Risk Factors

The following risk factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in this report. If any of the following risks and uncertainties or other risks and uncertainties not currently known to us or not currently considered to be material actually occur, our business, financial condition or operating results could be harmed substantially.

Risks Related to our Business

The results of operations of our business in the future will depend upon whether we are able to successfully implement our business strategy, the implementation of which depends on factors that are beyond our control.

We believe that the implementation of our business strategy is key to enabling us to grow our revenues and profitability and, ultimately, our future success. Our business strategy is focused on increasing the sales of our franchisees, accelerating the development of new franchised stores, carts and kiosks and growing our licensing and gifts operations, each of which we believe is critical to our success.

Our business strategy is dependent in part on our ability to develop, test and implement a reconcepting of our TCBY brand. If we are unsuccessful, our performance will be adversely affected.

Our initial focus will include the “repositioning” of our TCBY brand by targeting today’s health conscious consumers and the “reconcepting” of our TCBY brand by redesigning its trademarks, décor and updating its menus. We have begun the process of reviewing how best to develop and implement the reconcepting, including the testing of our Beriyo by TCBY and Yovana concepts. However, we do not know how successful we will be in developing or implementing a reconcepting plan or the extent to which the capital investment required to implement such a reconcepting plan will be available when needed. If we are unable to successfully implement this or any other aspect of our business strategy, our business operations or financial condition could be adversely affected.

From time to time, we may be restricted from selling our franchises.

The sale of franchises is regulated by various state laws as well as by the Federal Trade Commission. The Federal Trade Commission requires that franchisors make extensive disclosure in a uniform franchise prospectus to prospective franchisees but does not require registration. However, a number of states require annual registration of the uniform franchise prospectus with state authorities or other disclosure in connection with franchise offers and sales. In addition, several states have “franchise relationship laws” or “business opportunity laws” that limit the ability of the franchisors to terminate agreements or to withhold consent to renewal or transfer of these agreements.

There are certain events that require us to make certain disclosure to state authorities. Further, renewal of uniform franchise offering circular registrations are required in several states within a certain period of time following our fiscal year end. From time to time in the future, there will be periods of time after certain events or in connection with renewal during which we may be prohibited from selling our franchises in certain states. Without limiting the foregoing, our financial condition requires us to defer collection of certain fees in some states until the store opens, and in Virginia, prohibits us from offering new franchises for sale. If we are unable to sell our franchises for an extended period of time in certain states, our business operations or financial condition could be adversely affected.

A decline in mall traffic could cause our bakery brand franchise income to decrease materially.

We believe that the amount and proximity of pedestrian traffic near our bakery brand stores strongly influence sales of our products, which we believe are frequently impulse purchases. In recent years, we believe visits to major shopping malls, where at December 31, 2005 the majority of our bakery franchisees’ stores are located, have experienced periods of decline. This trend has had a negative impact on our revenues. We cannot be sure that this trend will not continue or that this trend can be offset by increased sales per customer. A prolonged decline in mall traffic could adversely affect our financial condition and results of operations.

We believe our brand identity is critical to the success of our business. If we are unable to use any of our trademarks or to protect our trade secrets, our sales and our results of operations will be adversely affected.

We believe that our trademarks have significant value and are important to the marketing of our retail outlets and products and the operations of our franchisees’ stores, gifts segment and licensing strategy. Most of our trademarks are federally registered before the United States Patent and Trademark Office and registered or pending in many foreign countries. However, we cannot be sure that our trademarks cannot be circumvented, or that our trademarks do not or will not violate the proprietary rights of others. If a challenge to one of our trademarks is successful, we could be prevented from continuing to use that trademark. A negative ruling concerning our use, or the validity or enforceability of one of our trademarks would adversely affect our sales of the related products and our operating results. In addition, we cannot be sure that we will have the financial resources necessary to police the use of our trademarks by our franchisees and licensees, or enforce or defend our trademarks, which could result in incorrect or unauthorized use of our trademarks. Moreover, we may not be able to use or register our existing trademarks abroad due to the application of foreign laws, which would force us to adopt new trademarks for use in those jurisdictions that initially will not be as recognizable as our existing marks. Despite our efforts to protect our trade secrets, unauthorized parties may attempt to obtain and use information regarding our proprietary recipes and our means of protecting our trade secret rights may not be adequate. The occurrence of any of these factors could diminish the value of our trademark portfolio or trade secrets and negatively impact our sales, business operations and strategies.

Our information systems are an integral part of our gifts segment business. Systems disruptions and failures could cause our customers to become dissatisfied with us and may impair our business.

Our ability to maintain our website, network system and telecommunications equipment in working order and to reasonably protect them from interruption is critical to the success of our gifts business segment. Our website must accommodate regular traffic, deliver information and complete transactions. Our customers, advertisers and business alliances may become dissatisfied by any systems failure that interrupts our ability to provide our products and services to them.

We believe that our relationship with our franchisees and retail licensees is critical to the success of our business. If these franchise and retail license agreements were to be terminated or if we are unable to maintain these relationships, our sales and our results of operations would be adversely affected.

Exclusive of MFOC, who as of December 31, 2005 owned and operated 15 franchised locations under franchise agreements with us, 17 of our franchisees or licensees own ten or more retail concept locations. In total, these franchisees own 356 retail concept locations and contributed approximately $4.5 million or 8.4 percent of our franchise revenues for the year ended December 31, 2005. For the same period, franchise revenues made up 60.9 percent of our total revenues. The termination of these key franchise or retail license agreements or lower than anticipated sales may have an adverse affect on our financial condition and results of operations. We cannot be sure that our relations with franchisees and licensees will not change or that our licensees will continue to perform as they have in the past, which could result in franchise or license agreements being terminated by us or by our franchisees or licensees.

Generally, we believe our relationship with our franchisees and our licensees is a critical component in the success of our business. As an example, as required by state and federal franchise disclosure rules, we must provide all prospective franchisees with the name and contact information for each of the concept’s existing franchisees. Prospects often contact existing franchisees as part of their due diligence before making a franchise purchase decision. If our relationship with existing franchisees becomes strained, it may slow or suspend franchise development with new franchisees, as well as curtail additional development with existing franchisees.

We may be harmed by actions taken by our franchisees or licensees that are beyond our control.

Our franchisees and licensees generally are independent contractors and are not our employees. We require our franchisees and licensees to adhere to strict production, display, storage and marketing specifications and procedures, and we provide training and support to franchisees, but the quality of franchised store operations or licensed products may be diminished by any number of factors beyond our control. Consequently, franchisees may not operate stores, or licensees may not produce or market licensed products in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other store personnel. If they do not, our image, reputation and brand may suffer, and our franchise and license revenues as well as our ability to attract prospective franchisees may be adversely affected.

We are vulnerable to fluctuations in the cost, availability and quality of our ingredients.

The cost, availability and quality of the ingredients we use to prepare our products at the Great American Cookies manufacturing facility and in our gifts operations are subject to a range of factors, many of which are beyond our control. Fluctuations in economic and political conditions, weather and demand could adversely affect the costs of our ingredients. We have no control over fluctuations in the price of commodities and we may not be able to pass through any cost increases to our customers. We are dependent on frequent deliveries of fresh ingredients, thereby subjecting us to the risk of shortages or interruptions in supply. All of these factors could cause adverse market conditions which could adversely affect our financial results.

We depend heavily on our suppliers and distributors.

We depend on two primary suppliers, Countryside and Americana, which supply products for our Mrs. Fields brand and TCBY brand, respectively. Americana is a related party. Our agreement with Americana is described in “Certain Relationships and Related Transactions—TCBY Supply Agreement.” We also depend on our primary distributors for distribution of perishable and non-perishable items to our franchisees. As described in “Business—Ingredients, Supplies and Distribution,” our primary distributor to our TCBY system has exercised its right to terminate our distribution agreement with them. Although we believe the distributor will continue to serve the system until we are able to identify other distribution solutions, there can be no assurances of the continued extension, or of our ability to replace their services with a distributor who offers similar pricing. Our reliance on our suppliers subjects us to a number of risks, including possible delays or interruptions in supplies, diminished control over quality and a potential lack of adequate raw material capacity. Any disruption in the supply of or degradation in the quality of the raw materials provided by our suppliers could have a material adverse effect on our business, operating results and financial condition. In addition, such disruptions in supply or degradations in quality could have a long-term detrimental impact on our efforts to develop a strong brand identity and a loyal consumer base. If any supplier or distributor fails to perform as anticipated, or if there is a termination or any disruption in any of these relationships for any reason, it could have a material adverse effect on our results of operations.

If we lose key management personnel, we may have difficulty in implementing the business strategy that current management has developed, and may fail to achieve expected profits as a result.

Our success depends on the continued services of our senior management, particularly Stephen Russo, our President and Chief Executive Officer. In addition, our continued growth depends, in part, on attracting and retaining skilled managers and employees as well as management’s ability to utilize effectively our key personnel. If Stephen Russo or any other senior management personnel leaves us, we may have difficulty in implementing the business strategy they have developed and may fail to achieve expected profits as a result. We cannot be sure that management’s efforts to integrate, utilize, attract and retain personnel will be successful.

Our failure to respond to demographic trends, changes in consumer preferences and other factors and our failure to implement new marketing strategies could have a material adverse effect on our results of operations.

The specialty and snack food industry is affected by changes in consumer preferences, tastes and eating habits, local, regional, national and international economic conditions, demographic trends and mall traffic patterns. A number of factors, including increased food, labor and benefits costs, the availability of experienced management and hourly employees and difficulties or delays in developing and introducing new products to suit consumer preferences, may adversely affect the specialty retail industry in general and our franchise outlets in particular. Our failure to anticipate, identify and respond to changing consumer preferences and economic conditions and the failure of our customers to respond favorably to our marketing or new products could have a material adverse effect on our results of operations.

There is intense competition in the specialty food retailers industry.

The specialty retail food and snack food industry is highly competitive with respect to price, service, location and food quality and within the industry we compete with cookie, pretzel, frozen yogurt and ice cream retailers, as well as other confectionary, sweet snack and specialty foods retailers, many of which have greater resources than we have. Consequently, we cannot be certain that we can compete successfully with these other food retailers.

In addition to the risks we face from current competitors, we cannot be certain that we can successfully compete with any new entrants into the specialty retail food and snack food industry who may introduce new and successful products or marketing. Our inability to compete adequately would have a material adverse effect on our results of operations.

Adverse publicity, particularly about health concerns, could reduce our sales and adversely affect results of operations.

Our ability to compete depends in part on maintaining our reputation with consumers. We could be adversely affected by publicity resulting from food quality, illness, injury or other health concerns, including food borne illness claims, or operating issues stemming from one store, a limited number of stores or even a competitor’s store. In addition, we use ingredients in several of our products, such as nuts, to which some people may have allergies, and butter and cream, which are high in fat. There may be adverse publicity about the health risks relating to these or other ingredients. Adverse publicity about these factors could reduce sales of our products and adversely affect results of operations.

Our international operations are exposed to various risks that could have a material adverse effect on our results of operations and financial condition.

We have franchised retail stores in numerous foreign countries. While most of our operations are in the United States, through our franchised retail store locations, we also have operations in numerous other regions, including operations in Canada, South America, the Caribbean, the Middle East and Asia, representing approximately 1.7 percent of our revenue in fiscal 2005. We expect to expand into additional regions in the future. Our international operations are subject to many additional risks, including:

•                  the burden of complying with multiple and possibly conflicting laws and any unexpected changes in regulatory requirements;

•                  import and export restrictions and tariffs;

•                  additional expenses relating to the difficulties and costs of staffing and managing international operations;

•                  litigation in foreign jurisdictions;

•                  potentially adverse tax consequences;

•                  increased competition as a result of subsidies to local companies;

•                  political instability or war;

•                  cultural differences;

•                  the impact of business cycles and economic instability; and

•                  increased expense as a result of inflation.

Any one of these factors could have a material adverse affect our sales of products or services to our international customers and curtail our expansion strategy.

Government regulation of our business could adversely affect the results of our operations.

Numerous governmental authorities have issued regulations that apply to us and our franchisees’ stores, including, without limitation, federal, state and local laws and regulations governing health, sanitation, environmental protection, safety, hiring and employment practices, including laws, such as the Fair Labor Standards Act, governing such matters as minimum wages, overtime and other working conditions. The FDA administers regulations that apply to our products. If we fail to obtain or retain the required food licenses or to comply with applicable governmental regulations, or if there is any increase in employee benefit costs or other costs associated with employees, our costs could increase as we attempt to comply with regulations. Our revenues could decrease if we or our suppliers are unable to manufacture or if our franchisees or licensees are unable to sell products in locations in which we do not have required licenses. Our products, the manufacturers and their manufacturing facilities are also subject to periodic inspection. Discovery of problems may reduce our results of operations because of costs of compliance or inability to manufacture or sell products for failure to comply with regulations.

In addition, the sale of franchises is regulated by various state laws as well as by the Federal Trade Commission. The Federal Trade Commission requires that franchisors make extensive disclosure in a Uniform Franchise prospectus to prospective franchisees but does not require registration. However, a number of states require registration of the Uniform Franchise prospectus with state authorities or other disclosure in connection with franchise offers and sales. In addition, several states have “franchise relationship laws” or “business opportunity laws” that limit the ability of the franchisors to terminate agreements or to withhold consent to renewal or transfer of these agreements. While we believe that we are in compliance with existing regulations in the jurisdictions where we currently offer franchises, we cannot predict the effect of any future legislation or regulation on our business operations or financial condition. Additionally, bills have occasionally been introduced in Congress which would provide for federal regulation of aspects of franchisor-franchisee relationships. We cannot predict what effect those regulations could have on our business.

Any interruption in funding sources used by franchisees to purchase and develop our franchises could adversely impact our ability to market franchises.

Many of our franchisees must obtain loans to purchase and develop our franchises. One significant source of this funding is the U.S. Small Business Administration (“SBA”). Any suspension of funding or delays in approval of the SBA’s funding budget will affect our franchisees’ ability to obtain funding from this significant source and adversely impact our ability to market franchises.

Litigation, including product liability litigation, could reduce our results of operations or increase our losses because of the cost of paying on successful claims, and we may not be able to continue to obtain adequate insurance.

We are involved in routine litigation in the ordinary course of business, including franchise disputes. Although we have not been significantly adversely affected in the past by litigation, there can be no assurance as to the effect of any future disputes.

Although we currently are not subject to any product liability litigation, there can be no assurance that product liability litigation will not occur in the future involving our products. Our quality control program is designed to maintain high standards for the food and materials and food preparation procedures used by franchised stores. Products are periodically inspected by our personnel at both the point of sale locations and the manufacturing facilities to ensure that they conform to our standards. In addition to insurance held by our suppliers, we maintain insurance relating to personal injury and product liability in amounts that we consider adequate for the retail food industry. While we have been able to obtain insurance in the past, there can be no assurance that we will be able to maintain these insurance policies in the future. Consequently, any successful claim against us, in an amount materially exceeding our coverage, could adversely affect our operating results.

We experienced a number of franchise store closures since 2002. If this trend continues, our financial position and results of operations could be adversely affected.

Since the end of fiscal 2002, 106 retail concept locations were closed by MFOC and 1,335 retail concept locations were closed by other franchisees. These closures represent 43.9 percent of the total number of stores open at the beginning of 2003. In comparison, 636 retail concept locations have opened since 2002. Since the end of fiscal 2002, the number of Mrs. Fields brand locations has decreased by 7.5 percent, the number of Great American Cookies Company brand locations has decreased by 5.1 percent, the number of TCBY brand traditional locations has decreased by 24.3 percent, the number of TCBY brand non-traditional locations has decreased by 37.8 percent, the number of Pretzel Time brand locations has decreased by 12.8 percent and the number of Pretzelmaker brand locations has decreased by 10.8 percent. There can be no assurances that store closures will not occur in the future or that we will be able to successfully open additional stores in the future. If this trend continues, our financial condition and results of operations could be adversely affected.

Quarterly fluctuations and seasonality.

Our operating results are subject to quarterly and seasonal fluctuations. Our sales and income from franchisees’ store operations are seasonal given the significant impact of the high number of mall based locations. At these locations, sales tend to mirror customer traffic flow trends in malls, which increase significantly during the fourth quarter, primarily between Thanksgiving and the end of the calendar year. Holiday gift purchases also are a significant factor in increased sales in the fourth quarter. However, with the addition of TCBY franchised stores, we have hedged against this seasonality impact by introducing a concept that tends to have its strongest sales periods during the warmer months from late Spring through early Fall. In addition, by marketing our cookie brands around holidays that occur in late Winter and early Spring, such as Valentine’s Day and Easter as well as holidays in the late Fall, such as Halloween, we hope to continue to decrease the impact of seasonality on our cash flow. However, there can be no assurance that we will be successful in decreasing the impact of seasonality on our cash flow. If we are unable to manage seasonal fluctuations of cash flow, our financial condition and results of operations may be adversely affected.

Risks Related to our Substantial Indebtedness.

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our Senior Secured Notes.

We have substantial indebtedness represented by our Senior Secured Notes. In addition, subject to restrictions in the indenture governing the Senior Secured Notes (the “Indenture”), we may incur additional indebtedness.

Our high level of indebtedness could have important consequences, including the following:

•                  our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•                  we must use a substantial portion of our cash flow from operations to pay interest and required principal on the Senior Secured Notes and, to the extent incurred, our other indebtedness, which will reduce the funds available to us for operations and other purposes;

•                  our high level of indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt;

•                  our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited; and

•                  our high level of indebtedness makes us more vulnerable to economic downturns and adverse developments in our business.

We expect to obtain the money to pay our expenses and to pay the amounts due under the Senior Secured Notes and our other debt primarily from our operations. Our ability to meet our expenses and make these payments thus depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness, including the Senior Secured Notes, or to fund other liquidity needs. If we do not have enough money, we may be required to refinance all or part of our then existing debt (including the Senior Secured Notes), sell assets or borrow more money. However, there can be no assurance that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements, including the Indenture, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could materially adversely affect our business and our ability to pay the amounts due under the Senior Secured Notes.

The Indenture imposes significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.

The Indenture imposes significant operating and financial restrictions on us. These restrictions limit or prohibit, among other things, our ability to:

•                  incur additional indebtedness;

•                  repay subordinated indebtedness prior to stated maturities;

•                  pay dividends on or redeem or repurchase our stock;

•                  issue capital stock;

•                  make investments;

•                  create liens;

•                  sell certain assets or merge with or into other companies;

•                  enter into certain transactions with stockholders and affiliates;

•                  sell stock in our subsidiaries;

•                  restrict dividends, distributions or other payments from our subsidiaries; and

•                  otherwise conduct necessary corporate activities.

These restrictions could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. A breach of any of these restrictions could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. Acceleration of our other indebtedness could result in a default under the terms of the Indenture and our assets may not be sufficient to satisfy our obligations under our indebtedness, including the Senior Secured Notes.

Our parent companies may take actions that conflict with bondholder, franchisee and other interests.

As a result of its direct control of our ultimate parent company and indirect control of MFH and MFOC, Capricorn II and Capricorn III together control the power to elect our managers, to appoint members of management and to approve all actions requiring the approval of the holders of our common interests, including adopting amendments to our certificate of formation and limited liability company agreement as well as approving mergers, acquisitions or sales of all or substantially all of our assets. The actions may conflict with the interests of bondholders, franchisees and others. Similarly, the interests of our parent companies could conflict with other stakeholder interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of MFOC as a holder of equity might conflict with holders of the Senior Secured Notes. Our parent companies also may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might materially adversely affect our financial condition and results of operations.

Item 2. Properties

We currently lease approximately 43,000 square feet of office space in Salt Lake City, Utah, which is used as our company headquarters and franchisee support center. MFOC uses undivided portions of the space as corporate headquarters pursuant to a sublease between MFOC and us. We also currently lease approximately 120,000 square feet of space in multiple other locations in Salt Lake City, Utah for product development, training and gifts operations. We currently own the Great American Cookies manufacturing facility, located in a building of approximately 32,000 square feet in Atlanta, Georgia. In addition, we lease approximately 5,200 square feet of warehouse space in Atlanta, Georgia, which we use for raw material and supply dry storage. We own substantially all of the equipment used in these facilities. Effective as of March 1, 2006, we entered into an Industrial Net Lease with Natomas Meadows Two, LLC, for the lease of approximately 159,000 square feet of space in Salt Lake City, Utah. We will be developing this newly leased space to accommodate our new state-of-the-art gifting operations. This new space will eventually replace approximately 107,000 square feet of space we currently lease in areas throughout Salt Lake City. We will then attempt to terminate the leases for the current space or sublet it. Currently, we anticipate we will open the gifting facility at the new space in the third quarter of 2006.

Item 3. Legal Proceedings

We and our products are subject to regulation by numerous governmental authorities, including without limitation, federal, state and local laws and regulations governing franchising, health, sanitation, environmental protection, safety and hiring and employment practices.

In the ordinary course of business, we are involved in routine litigation, including franchise disputes and trademark disputes. We are not a party to any legal proceedings (including the matter described below) that, in the opinion of management, after consultation with legal counsel, is material to our business, financial condition or results of operations.

Effective as of August 13, 2005, our wholly-owned subsidiary, MFF terminated two license agreements with Shadewell for Shadewell’s failure to make certain payments to MFF in a timely manner. These terminated license agreements granted Shadewell a license to develop, manufacture, distribute and sell ready-to-eat, shelf stable cookie products and high quality, prepackaged, ready-to-eat, pre-baked cookie products using certain Mrs. Fields trademarks, service marks and trade names in distribution channels designated in the license agreements.

On October 5, 2005, Shadewell filed the Action in the Court of Chancery of the State of Delaware against MFF. In the Action, Shadewell alleges that they did not materially breach the shelf-stable and ready-to-eat, pre-baked cookie licenses, and that the License Agreements were improperly terminated by MFF. Among other relief, Shadewell seeks a court order that the License Agreements remain in full force and effect and that MFF must specifically perform its obligations under the License Agreements. Shadewell also seeks unspecified damages related to its claims that MFF breached certain obligations under the License Agreements. A trial of the Action was held on November 29, 2005, followed by post-trial briefs and arguments in January 2006, but the court has not yet rendered its decision. The Company believes that Shadewell’s allegations in the Action are without merit and intends to vigorously defend its interests. The Company believes that neither the Action nor the termination of the License Agreements will have a material effect on the Company’s consolidated financial position or results of operations. During 2005, royalties earned from the terminated licenses totaled $2.2 million.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Number of Stockholders

We are a wholly-owned subsidiary of Mrs. Fields’ Original Cookies, Inc. (“MFOC”). There is no established trading market for MFOC’s or our common equity.

Dividends

For each of the three fiscal years in the period ended December 31, 2005, we did not declare or pay cash dividends; however, we did pay MFC $1.5 million and $7.1 million during fiscal 2004 and 2003, respectively, for income taxes under a prior tax sharing agreement. Our ability to declare or pay cash dividends is restricted by the indenture pertaining to our Senior Secured Notes. For a description of these restrictions, see Note 3 to our consolidated financial statements contained elsewhere in this report.

Item 6. Selected Financial Data

The following table presents our historical financial data as of the dates and for the periods indicated. We operate using a 52/53-week year ending on the Saturday closest to December 31. Fiscal 2003 includes 53 weeks; whereas, all other fiscal years include 52 weeks. The selected historical financial data at December 31, 2005, January 1, 2005, January 3, 2004, December 28, 2002 and December 29, 2001 and for fiscal 2005, 2004, 2003, 2002 and 2001 have been derived from our audited consolidated financial statements. The selected historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and the related notes, contained elsewhere in this report on Form 10-K.

	Fiscal Year Ended
	December 31,	January 1,	January 3,	December 28,	December 29,
	2005	2005	2004	2002	2001
	(Dollars in thousands)
Income Statement Data:
Net revenues	$87,952	$87,060	$81,988	$95,392	$99,802
Income (loss) from continuing operations before provision (benefit) for income taxes	(40,716)	4,816	6,916	10,881	(8,327)
Balance Sheet Data (at end of period):
Total assets	$139,897	$181,781	$162,602	$170,656	$216,644
Total debt (including capital lease obligations)	196,336	196,210	185,762	187,776	204,426

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Mrs. Fields Famous Brands, LLC (“we”, “us”, “the Company” or similar terms) is one of the largest franchisors in the premium snack-food industry, featuring Mrs. Fields®, Great American Cookies®, TCBY®, Pretzel Time® and Pretzelmaker® as our core brands. Through our franchisees’ retail stores, we are the largest retailer of freshly baked on-premises specialty cookies and brownies in the United States of America (the “United States”); the largest retailer of soft-serve frozen yogurt in the United States; and the second largest retailer of baked on-premises pretzels in the United States. In addition, we operate a growing gifts business and have entered into licensing arrangements that attempt to leverage awareness of our core brands among our retail customer base. We operate through a network of 2,479 retail concept locations, which are located throughout the United States and in approximately 25 foreign countries.

Our business is divided into three primary business segments for financial reporting purposes: franchising, gifts and licensing, which represented 60.9 percent, 34.3 percent and 4.6 percent of total revenues, respectively, for the year ended December 31, 2005.

We believe our business strategy aligns the interests of the Company with the interests of our retail franchisees and focuses our joint efforts on strengthening and broadening the appeal of our brands through satisfying the wants and needs of consumers. That strategy is based upon three continuing objectives:

•                  build profitable year-over-year franchise sales;

•                  accelerate growth of new franchised store development; and

•                  grow licensing and gifts operations.

We use the following key performance indicators to measure our success and progress:

•                  year-over-year same store franchise sales;

•                  net change in number of retail concept locations; and

•                  year-over-year gifts and licensing revenues.

Our performance against these key performance indicators is presented and discussed throughout the management’s discussion and analysis.

As of December 31, 2005, our store portfolio consisted of 1,978 domestic franchised locations, 328 international franchised locations and 173 licensed locations. Our franchisees’ and licensees’ concept locations by brand are distributed as follows:

	Domestic	International	Licensed
	Franchised	Franchised	Locations	Total
Mrs. Fields	373	87	49	509
Great American	279	1	1	281
Original Cookie	—	—	3	3
Cookie subtotal	652	88	53	793
Pretzel Time	205	7	6	218
Pretzelmaker	149	47	2	198
Hot Sam	—	—	3	3
Pretzel subtotal	354	54	11	419
Bakery brands subtotal	1,006	142	64	1,212
TCBY - traditional stores	423	—	—	423
TCBY - non-traditional stores	548	186	109	843
Yovana - test store	1	—	—	1
Dairy brands subtotal	972	186	109	1,267
Total	1,978	328	173	2,479

The previous table counts each concept location individually. For example, if a physical location had a Mrs. Fields store and a Pretzel Time store together, this would be counted as two concept locations in the table above. If actual physical stores were counted rather than concept locations, total store counts would be reduced by 276 locations to 2,203.

MFOC and certain of its subsidiaries own 15 franchised and licensed retail concept locations as of December 31, 2005, representing 0.6 percent of the total retail concept locations. During the year ended December 31, 2005, we recognized $689,000 of franchise royalties and $730,000 of product sales relating to the retail concept locations owned by MFOC. MFOC expects that these retail concept locations will be sold to other franchisees or will be closed during fiscal 2006.

During the three-year period from December 28, 2002 to December 31, 2005, our store portfolio declined from 3,284 concept locations to 2,479 concept locations, as follows:

	Total Company
	Domestic	International	Licensed
	Franchised	Franchised	Locations	Total
Balance December 28, 2002	2,592	366	326	3,284
New development openings	203	48	7	258
Permanent closings	(410)	(38)	(71)	(519)
Other openings, net	(5)	2	7	4
Balance, January 3, 2004	2,380	378	269	3,027
New development openings	147	57	2	206
Permanent closings	(397)	(97)	(62)	(556)
Other openings, net	15	—	(4)	11
Balance, January 1, 2005	2,145	338	205	2,688
New development openings	78	59	2	139
Permanent closings	(259)	(74)	(33)	(366)
Other openings, net	14	5	(1)	18
Balance, December 31, 2005	1,978	328	173	2,479

The following tables provide additional detail of new development openings and permanent closings of our concept locations during the three-year period from December 28, 2002 to December 31, 2005:

	Domestic Franchised
			Non-
		Traditional	Traditional
	Bakery	Dairy	Dairy	Total
Balance December 28, 2002	1,120	560	912	2,592
New development openings	69	27	107	203
Permanent closings	(114)	(72)	(224)	(410)
Other openings, net	(6)	(13)	14	(5)
Balance, January 3, 2004	1,069	502	809	2,380
New development openings	63	21	63	147
Permanent closings	(93)	(61)	(243)	(397)
Other openings, net	6	7	2	15
Balance, January 1, 2005	1,045	469	631	2,145
New development openings	49	15	14	78
Permanent closings	(93)	(61)	(105)	(259)
Other openings, net	5	1	8	14
Balance, December 31, 2005	1,006	424	548	1,978

	International Franchised
		Non-
		Traditional
	Bakery	Dairy	Total
Balance December 28, 2002	116	250	366
New development openings	27	21	48
Permanent closings	(16)	(22)	(38)
Other openings, net	(1)	3	2
Balance, January 3, 2004	126	252	378
New development openings	23	34	57
Permanent closings	(19)	(78)	(97)
Other openings, net	—	—	—
Balance, January 1, 2005	130	208	338
New development openings	30	29	59
Permanent closings	(19)	(55)	(74)
Other openings, net	1	4	5
Balance, December 31, 2005	142	186	328

	Licensed Locations
		Non-
		Traditional
	Bakery	Dairy	Total
Balance December 28, 2002	132	194	326
New development openings	1	6	7
Permanent closings	(30)	(41)	(71)
Other openings, net	—	7	7
Balance, January 3, 2004	103	166	269
New development openings	2	—	2
Permanent closings	(21)	(41)	(62)
Other openings, net	(4)	—	(4)
Balance, January 1, 2005	80	125	205
New development openings	1	1	2
Permanent closings	(16)	(17)	(33)
Other openings, net	(1)	—	(1)
Balance, December 31, 2005	64	109	173

Numerous factors have contributed to this declining store count over the past three fiscal years. Some of the more significant factors may include periods of declining mall traffic, several significant shifts in consumer tastes and preferences, and challenges faced by some franchises in lower volume, non-traditional venues, primarily in the TCBY franchise system. We believe our current business strategies, described in more detail in Item 1 of this annual report on Form 10-K, will stabilize our store base and address many of these factors by (i) increasing the rate of new openings of franchised locations; (ii) developing new products and menu items designed to align our concepts with consumer preferences; (iii) creating incentives for qualified, existing franchisees to open new stores; and (iv) implementing initiatives to improve operations and customer service at existing locations. However, our ability to stabilize our store base is uncertain and if stores continue to close, it could have a material adverse effect on our financial condition and results of operations.

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

Recent Developments

Impairment of Goodwill and Intangible Assets

On an annual basis (in the fourth quarter), we perform an assessment for impairment of our carrying value of goodwill associated with each of our reporting units defined as Bakery Franchising, Dairy Franchising, Gifts and Licensing. We engaged an independent appraisal firm to assist us in determining the fair value of each of our reporting units and compared it to the carrying amount of the reporting unit. As of December 31, 2005, the carrying amount of the Dairy Franchising reporting unit exceeded the fair value of the reporting unit indicating goodwill impairment.

Additionally, as of December 31, 2005, we determined the carrying value of our definite-lived intangible assets associated with our Dairy Franchising reporting unit to be greater than the fair value of those assets. Therefore, we recorded a charge for impairment to the carrying value of the definite-lived intangibles, specifically trade names and franchise relationships of $1.7 million and $7.2 million, respectively, for the year ended December 31, 2005. We determined the fair value of these assets through the assistance of an independent valuation firm.

We compared the implied fair value of the Dairy Franchising reporting unit’s goodwill with the carrying amount of the goodwill and determined an impairment of Dairy Franchising goodwill of $34.8 million for the fiscal year ended December 31, 2005. The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.”  As a result, we recorded a charge of $34.8 million for the fiscal year ended December 31, 2005 to reduce the carrying value of the goodwill associated with our Dairy Franchising reporting unit.

These impairments were principally a result of an eroding TCBY franchise system due to fewer locations, consistent negative year-over-year same store sales by our TCBY franchisees and our inability to locate and open a significant number of new or additional franchise locations. These factors have resulted in continued decreases in franchise royalties and yogurt formulation revenues from our TCBY franchise system.

We anticipate that our dairy unit weeks will continue to decline in the near future, at least until our reconcepting tests are completed and we have developed a plan to implement the reconcepting in qualified TCBY traditional stores. We anticipate our reconcepting tests will be completed in the fourth quarter of fiscal 2006. While we are encouraged by the consumer data we have collected, there can be no assurances that our reconcepting plans or implementation will be successful, or that a reconcepting will slow or reverse the declining TCBY store count or contribution, which may adversely affect our results of operations.

Dairy Test Concepts

Two New Yogurt Test Concepts - Yovana™ Yogurt Café (“Yovana”), and Beriyo™ by TCBY (“Beriyo by TCBY”). To take advantage of yogurt’s increasing popularity with consumers and to further explore how we can use yogurt’s continuing growth as a market category to benefit our franchisees and enhance our brands, TCBY is testing two additional yogurt-focused concepts – Beriyo by TCBY and Yovana. These new test concepts focus on different menu offerings, attempt to meet a specific set of consumer needs and appeal to consumers at different times of the day. For example, Beriyo by TCBY is being tested as a smoothie-focused concept to take advantage of consumers’ increasing demand for this product, while also offering TCBY frozen yogurt treats. The Yovana test concept introduces a menu that attempts to appeal to multiple day-parts and is built around premium yogurt prepared fresh daily in the store, including fresh yogurt, drinkable yogurt blends, smoothies and frozen yogurt treats featuring seasonally fresh fruit and organic wholegrain granolas. Both concepts are in the very early stages of testing. We plan on limiting the Yovana test during 2006 to a small number of newly developed stores in a few markets with high fresh yogurt consumption, while Beriyo by TCBY will be tested initially in new locations and converted TCBY traditional store locations in several different markets during 2006.

New Gifting Facility Lease

Effective as of March 1, 2006, we entered into an Industrial Net Lease with Natomas Meadows Two, LLC, for the lease of approximately 159,000 square feet of space in Salt Lake City, Utah. We will be developing this newly leased space to accommodate our new state-of-the-art gifting operations. This new space will eventually replace approximately 107,000 square feet of space we currently lease in areas throughout Salt Lake City. We will then attempt to terminate the leases for the current space or sublet it. Currently, we anticipate we will open the gifting facility at the new space in the third quarter of 2006.

Termination of License Agreement

Prior to August 13, 2005, Shadewell Grove IP, LLC (“Shadewell”) and Mrs. Fields Franchising, LLC (“MFF”) were parties to two license agreements that granted Shadewell a license to develop, manufacture, distribute and sell ready-to-eat shelf stable cookie products and high quality, prepackaged, ready-to-eat pre-baked cookie products using the Mrs. Fields trademarks, service marks and trade names in distribution channels designated in the license agreements. MFF terminated the License Agreements effective August 31, 2005 for Shadewell’s failure to make certain payments to MFF in a timely manner.

On October 5, 2005, Shadewell filed a Verified Complaint, Motion for Restraining Order and related documents (the “Action”) in the Court of Chancery of the State of Delaware against MFF. In the Action, Shadewell alleges that they did not materially breach the shelf-stable and ready-to-eat pre-baked cookie licenses, and that the License Agreements were improperly terminated by MFF. Among other relief, Shadewell seeks a court order that the License Agreements remain in full force and effect and that MFF must specifically perform its obligations under the License Agreements. Shadewell also seeks unspecified damages related to its claims that MFF breached certain obligations under the License Agreements. A trial of the Action was held on November 29, 2005, followed by post-trial briefs and arguments in January 2006, but the court has not yet rendered its decision. We believe that Shadewell’s allegations in the Action are without merit and intend to vigorously defend our interests. We believe that neither the Action nor the termination of the License Agreements will have a material effect on our consolidated financial position or results of operations. During 2005, royalties earned from the terminated licenses totaled $2.2 million.

Blue Line Distributing

On August 5, 2005, TCBY received a notice from Blue Line Distributing (“Blue Line”), TCBY’s principal distributor of TCBY products to its franchisees, exercising Blue Line’s option to terminate the Food Packaging Distribution Agreement between Blue Line and TCBY, dated November 14, 2002 (the “Distribution Agreement”). The effective date of the termination, as provided by the Distribution Agreement, was scheduled to be 180 days from the date that TCBY received the notice. Notwithstanding the notice of termination, the parties negotiated an extension whereby Blue Line would continue to act as TCBY’s distributor beyond the termination date to allow TCBY to fully explore its options and assist in a transition without interruption of service to franchisees. Blue Line continues to provide distribution to some parts of the United States under this extension. TCBY is finalizing negotiations with a number of regional distributors who will eventually replace Blue Line, including Kaleel Brothers, in the northeastern United States. TCBY believes it will be able to identify distributors for the remaining regions of the United States before Blue Line ceases its services under the negotiated extension. However, we anticipate the distribution costs to many of our franchisees will increase under the new regional agreements, which may make it more difficult for them to operate profitably, potentially increasing the number of permanent store closures.

Carve-Out Accounting

The historical consolidated financial statements included in Item 8 of this report on Form 10-K reflect, for the periods indicated, the financial condition, results of operations and cash flows of the businesses transferred or contributed from MFOC and TCBY Systems, LLC (“TCBY”) to us. The consolidated financial statements assume that the Company, for all periods presented, had existed as a separate legal entity with the following three business segments: franchising, gifts and licensing. The consolidated financial statements, which have been carved out from the consolidated financial statements of MFOC and TCBY using the historical results of operations and assets and liabilities of these businesses and activities and which exclude the company-owned stores segment of MFOC, reflect the accounting policies adopted by MFOC and TCBY in the preparation of their consolidated financial statements and thus do not necessarily reflect the accounting policies which we might have adopted had we been an independent company. The historical consolidated financial statements of the Company include those accounts specifically attributable to the Company, substantially all of the indebtedness of MFOC and TCBY, and allocations of expenses relating to shared services and administrative functions incurred at MFOC.

Historically, MFOC has not allocated its various corporate overhead expenses, and common general and administrative expenses to its operating business units. However, an allocation of such expenses has been included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income. MFOC’s general and administrative expenses represent portions of MFOC’s corporate functions such as human resources, legal, accounting and finance, treasury and information technology systems, that have been allocated to us based on percentage of labor hours devoted by the functional department. These allocated costs are not necessarily indicative of the costs that we would have incurred had we operated as an independent, stand-alone entity for all periods presented.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section is presented as if we had existed as a stand-alone company on a historical basis and should be read in conjunction with the consolidated financial statements and the accompanying notes to the consolidated financial statements included in Item 8 of this report on Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, certain information relating to our operations and percentage changes from period to period. We operate using a 52/53-week year ending on the Saturday closest to December 31. Fiscal 2003 includes 53 weeks; whereas, fiscal 2005 and fiscal 2004 include 52 weeks.

	For the Fiscal Year Ended
	December 31,	January 1,	%	January 3,	%
	2005	2005	Change	2004	Change
	(Dollars in thousands)
Statement of Operations Data:
REVENUES:
Franchising	$53,528	$55,913	(4.3)	$58,645	(4.7)
Gifts	30,136	25,849	16.6	17,405	48.5
Licensing	4,016	4,945	(18.8)	5,464	(9.5)
Other	272	353	(22.9)	474	(25.5)
Total revenues	87,952	87,060	1.0	81,988	6.2
OPERATING COSTS AND EXPENSES:
Franchising	21,746	21,893	(0.7)	20,040	9.2
Gifts	28,418	20,733	37.1	13,207	57.0
Licensing	1,132	1,516	(25.3)	1,155	31.3
General and administrative	8,527	9,727	(12.3)	10,811	(10.0)
Stock compensation expense	—	75	NM	50	50.0
Costs associated with debt refinancing, net	—	249	NM	684	(63.6)
Depreciation	1,145	1,221	(6.2)	1,973	(38.1)
Amortization	2,831	2,832	(0.0)	1,780	59.1
Impairment of goodwill and intangible assets	43,707	—	NM	—	NM
Other operating expenses, net	219	147	49.0	331	(55.6)
Total operating costs and expenses	107,725	58,393	84.5	50,031	16.7
Income (loss) from operations	(19,773)	28,667	NM	31,957	(10.3)
Interest expense, net	(20,943)	(24,905)	(15.9)	(25,041)	(0.5)
Other income	—	1,054	NM	—	NM
Income (loss) from continuing operations before provision (benefit) for income taxes	(40,716)	4,816	NM	6,916	(30.4)
Provision (benefit) for income taxes	(2,808)	2,254	NM	2,403	(6.2)
Income (loss) from continuing operations	(37,908)	2,562	NM	4,513	(43.2)
Income from discontinued operations (net of income taxes of $0, $65 and $158, respectively)	—	104	NM	255	(59.2)
Net income (loss)	$(37,908)	$2,666	NM	$4,768	(44.1)

Cash flows from operating activities	$6,564	$7,437	(11.7)	$15,155	(50.9)
Cash flows from investing activities	$(2,674)	$195	NM	$(220)	NM
Cash flows from financing activities	$(72)	$10,918	NM	$(16,525)	NM

Fiscal Year Ended December 31, 2005 (Fiscal 2005)

Compared to the Fiscal Year Ended January 1, 2005 (Fiscal 2004)

Income From Operations—Overview. Loss from operations was $19.8 million for fiscal 2005, a decrease of $48.8 from income from operations of $28.7 million for fiscal 2004. This decrease was attributable to impairment of goodwill and intangible assets of $43.7 million and a decrease in contribution from our business segments of $6.2 million partially offset by reductions in general and administrative expenses of $1.2 million and costs associated with our debt refinancing in 2004 of $200,000. Decreases in contribution from our business segments of $6.2 million was comprised of decreases in our franchising segment contribution of $2.2 million or 6.6 percent, our gifting segment contribution of $3.4 million or 66.4 percent and our licensing segment contribution of $600,000 or 15.9 percent.

The decrease in contribution from our franchising segment of $2.2 million was primarily due to lower product formulation revenues of $2.3 million and royalties of $1.5 million due to approximately 7,400 fewer unit weeks offset by an increase in product sales to franchisees from our Great American Cookies manufacturing facility of $1.6 million.

The decrease in contribution from our gifting segment of $3.4 million was due to increased sales of $4.3 million offset by increases in costs of goods sold of $2.0 million related to the increase in sales, selling and marketing costs of $2.8 million principally due to increased circulation of our catalogs and general and administrative costs of $2.9 million principally due to increased professional fees of $1.3 million, costs associated with our new gifting management team of $1.3 million including compensation, recruiting and relocation costs, and other general and administrative costs of $300,000.

The decrease in contribution from our licensing segment of $500,000 was principally due to increased legal costs associated with the litigation and termination of our license agreements for the sale of Mrs. Fields branded shelf stable cookies and ready-to-eat pre-baked cookie products.

Segment Contribution. The following table sets forth the contribution from each of our reporting segments. Franchising contribution is comprised of sales of new franchises and royalties from existing franchises less direct operating expenses. Gifts contribution is comprised of sales of products through our catalog and Internet business less direct operating expenses. Licensing contribution is comprised of licensing fees received from third parties for the sale of products bearing our brand names less direct operating expenses.

	For the Fiscal Year Ended
	December 31,	January 1,	%
Reporting Segment	2005	2005	Change
	(Dollars in thousands)
Franchising	$31,782	$34,020	(6.6)
Gifts	1,718	5,116	(66.4)
Licensing	2,884	3,429	(15.9)
Total segment contribution	$36,384	$42,565	(14.5)

Franchising

The following table details the revenues and operating expenses of the franchising segment for the years ended December 31, 2005 and January 1, 2005 (in thousands):

	For the Fiscal Year Ended
	December, 31	January 1,	%
	2005	2005	Change
Bakery revenues	$38,945	$37,809	3.0
Dairy revenues	14,583	18,104	(19.4)
Total Franchising Revenues	53,528	55,913	(4.3)

Bakery operating expenses	17,129	16,203	5.7
Dairy operating expenses	4,617	5,690	(18.9)
Total Franchising Operating Expenses	21,746	21,893	(0.7)
Total Franchising Contribution	$31,782	$34,020	(6.6)

The following table details the year-over-year (“YOY”) percentage increase (decrease) in same store sales for the years ended December 31, 2005 and January 1, 2005:

	For the Fiscal Year Ended
	December 31,	January 1,
YOY % Change by Concept	2005	2005
Mrs. Fields	(0.6)	(1.2)
Great American Cookies	4.8	7.2
Pretzel Time	2.7	(2.6)
Pretzelmaker	10.7	(1.0)
Total Bakery	3.0	1.3
TCBY	(0.8)	(2.6)
Total Company	1.9	(0.1)

Year-Over-Year Same Store Sales. We had significant improvement in our year-over-year same store sales in fiscal 2005 from all of our concepts except Great American Cookies. Year-over-year same store sales for all concepts were 1.9 percent for fiscal 2005 compared to a negative 0.1 percent for fiscal 2004. This positive year-over-year same store sales in 2005 was due to our bakery concepts while our TCBY concept continued with negative year-over-over-year sales.

Our Mrs. Fields concept year-over-year same store sales were a negative 0.6 percent for fiscal 2005 compared to a negative 1.2 percent for fiscal 2004. This improvement in the trend was due to new product introductions such as our ice blended drinks (Breezer smoothies and Chillers) and renewed emphasis on decorated Big Cookie Cakes. Our Great American Cookies concept year-over-year same store sales were 4.8 percent for fiscal 2005 compared to 7.2 percent for fiscal 2004. The continued positive in year-over-year sales was due to continued focus on cookie cakes from fiscal 2004 and our stronger focus on our “Cookie Express” decorating table for key holidays.

Our Pretzel concepts, Pretzel Time and Pretzelmaker had positive year-over-year sales of 2.7 percent and 10.7 percent for fiscal 2005 compared to a negative 2.6 percent and a negative 1.0 percent for fiscal 2004, respectively. These improvements were due to the introduction of bite-sized pretzels by our Pretzelmaker franchisees in late fiscal 2004, and continued participation by our Pretzel Time franchisees and the launch of Breezers smoothies. We believe sales at our Pretzel concepts also benefited from a decrease in popularity of “low carb” diets that appear to have peaked in 2003.

Our TCBY concept year-over-year same store sales were a negative 0.8 percent for fiscal 2005 compared to a negative 2.6 percent for fiscal 2004. This improvement was due to the introduction of cakes and pies which tend to increase the average customer ticket and a renewed emphasis on local store marketing, including product sampling and coupons.

Franchising Revenues. Franchising revenues were $53.5 million for fiscal 2005, a decrease of $2.4 million or 4.3 percent, from $55.9 million for fiscal 2004. This decrease was principally due to lower revenues from our dairy franchise system of $3.5 million or 19.4 percent offset by an increase in revenues from our bakery franchise system of $1.1 million or 3.0 percent.

The decrease in our dairy franchise system revenues of $3.5 million was principally comprised of decreases in product formulation revenues generated by purchases of TCBY products by franchisees of $1.8 million or 16.5 percent, royalties of $1.4 million or 22.3 percent and initial franchise fees of $300,000 or 32.5 percent. The decrease in royalties and product formulation is principally attributable to approximately 4,700 or 12.2 percent fewer unit weeks and a decrease in our franchisees’ year-over-year same store sales of 0.8 percent. We anticipate that our dairy unit weeks will continue to decline in the near future, at least until our reconcepting tests are completed and we have developed a plan to implement the reconcepting in qualified TCBY traditional stores. We anticipate our reconcepting tests will be completed in the fourth quarter of fiscal 2006. While we are encouraged by the consumer data we have collected, there can be no assurances that our reconcepting tests or implementation will be successful, or that a reconcepting will slow or reverse the declining TCBY store count or contribution, which may adversely affect our results of operations.

The increase in our bakery franchise system revenues was principally attributable to increases in sales of products by our Great American Cookies manufacturing facility to our franchisees of $1.6 million or 10.3 percent and initial franchise fees of $300,000 or 18.1 percent, partially offset by reductions of product formulation revenues generated by purchases of certain bakery products by franchisees of $500,000 or 11.4 percent, lower royalties of $100,000 or 0.6 percent and other bakery franchising revenues of $100,000. The increase in sales by our Great American Cookies manufacturing facility was primarily due to a price increase to our franchisees of 8.3 percent effective April 2005. Lower royalties and product formulation revenues earned through our bakery franchise system was primarily due to approximately 2,700 fewer unit weeks or 4.8 percent.

Franchising Expenses. Franchising expenses are comprised of operation and supervision expense wherein we provide support, direction and supervision to the franchisees; development and support expenses including product development costs, expenses relating to new franchise development, marketing and advertising, bad debt expense and other direct franchising expenses; and cost of product sales associated with our Great American Cookies manufacturing facility including raw ingredients, labor and other manufacturing costs. Franchising expenses were $21.7 million for fiscal 2005, a decrease of $200,000 or 0.7 percent, from $21.9 million for fiscal 2004. This decrease was attributable to decreases in franchise operations and supervision of $800,000 or 20.1 percent partially offset by increases in franchise development and support costs of $100,000 or 1.9 percent and an increase in product cost of sales associated with our Great American Cookies manufacturing facility of $500,000 or 4.4 percent.

The decrease in operations and supervision expense of $800,000 was principally due to decreases in salaries and related employee costs of $600,000, travel costs of $100,000 and other supervisory costs of $100,000. The decrease in franchise development and support costs of $100,000 was due to reductions in expenses for brand initiatives of $700,000, advertising of $600,000, recruiting and relocations costs of $300,000, bad debt expense of $200,000, and product development costs of $100,000 offset by increases in development salaries and related costs of $1.4 million, staffing and administrative costs of $300,000 relating to documentation of audits of franchisees and other direct franchising costs of $100,000. The increase in product cost of sales associated with our Great American Cookies manufacturing facility of $500,000 is principally due to increased raw ingredients costs of $400,000 or 5.6 percent and manufacturing labor of $100,000 or 10.0 percent.

Gifts

Gifts Revenues. Gifts revenues were $30.1 million for fiscal 2005, an increase of $4.3 million or 16.6 percent, from $25.8 million for fiscal 2004. Gifts revenues consist of sales through our catalog and website as well as affiliations with other websites and sales to large corporate accounts for gifting purposes and commercial airlines. The increase in revenues in fiscal 2005 was due to increases in sales through our catalog and website of $3.1 million, Internet search engines of $1.4 million, and national accounts of $200,000 offset by a reduction in sales through our partners of $200,000 and airline customers of $200,000.

Gifts Expenses. Gifts expenses were $28.4 million for fiscal 2005, an increase of $7.7 million or 37.1 percent, from $20.7 million for fiscal 2004. This increase in expenses was due to increases in cost of goods sold of $2.0 million, selling expenses of $2.8 million comprised of $2.6 million for increased circulation of our catalogs and $200,000 for bank and credit card fees associated with the increased sales, and general and administrative expenses of $2.9 million. The increase in general and administrative expenses was due to increases in compensation and related costs of $700,000, recruiting and relocation costs of $600,000 associated with the hiring of the President, Vice President of Operations and the Director of Merchandising, professional fees of $800,000 due to consulting fees to assist us in preparing a five-year strategic plan, the write-off of certain software of $400,000, bad debt expense of $200,000 and other operating expenses of $200,000.

Licensing

Licensing Revenues. Licensing revenues were $4.0 million for fiscal 2005, a decrease of $900,000 or 18.8 percent, from $4.9 million for fiscal 2004. This decrease was due to decreases in licensing royalties earned under our licensing agreement for the sale of Mrs. Fields branded shelf stable cookies of $800,000 and TCBY frozen food specialty products through retail channels of $200,000 partially offset by an increase in royalties earned under our licensing agreement for the sale of TCBY yogurt covered pretzels of $100,000.

Licensing Expenses. Licensing expenses were $1.1 million for fiscal 2005, a decrease of $400,000 or 25.3 percent, from $1.5 million for fiscal 2004. This decrease was due one-time expense in 2004 for a termination fee of $1.1 million paid to Shadewell to terminate the frozen dough license partially offset by increases in fiscal 2005 of legal fees associated litigation surrounding the termination of our license agreements for the sale of Mrs. Fields branded shelf stable cookies and ready-to-eat, pre-baked cookie products of $400,000 and costs associated with writing-off obsolete packaging for our TCBY frozen specialty products that did not comply with the new labeling requirements mandated by the U.S. Food and Drug Administration effective January 1, 2006 of $200,000.

Other

General and Administrative Expense. General and administrative expenses were $8.5 million for fiscal 2005, a decrease of $1.2 million or 12.3 percent, from $9.7 million for fiscal 2004. This decrease was primarily due to reductions in incentive compensation of $1.4 million, severance costs associated with termination of certain members of our executive management team in 2004 of $500,000, property, casualty and workers compensation’ insurance of $100,000 and other operating costs of $100,000 partially offset by increases in professional fees of $300,000, health insurance costs of $200,000, compensation and related payroll costs of $200,000, and recruiting and relocation expense of $200,000.

Depreciation and Amortization Expense. Total depreciation and amortization expense was $4.0 million for fiscal 2005, a decrease of $100,000 or 1.9 percent, from $4.1 million for fiscal 2004. Depreciation expense was $1.1 million for fiscal 2005, a decrease of $100,000 or 6.2 percent, from $1.2 million for fiscal 2004. Amortization expense for fiscal 2005 was $2.8 million consistent with fiscal 2004.

Impairment of Goodwill and Intangible Assets. For 2005, we recorded a charge of $43.7 million to reduce the carrying value of the goodwill and other intangible assets associated with our Dairy Franchising reporting unit. This impairment was principally the result of an eroding Dairy franchise system due to fewer locations, consistent negative year-over-year same store sales by our Dairy franchisees and our inability to locate and open a significant number of new or additional franchise locations. These factors have resulted in continued decreases in franchise royalties and yogurt formulation revenues from our Dairy franchise system. See “Business – Impairment of Goodwill and Intangible Assets.”

Interest Expense, Net. Interest expense, net was $20.9 million for fiscal 2005, a decrease of $4.0 million or 15.9 percent, from $24.9 million for fiscal 2004. This decrease was primarily due to the write-off of deferred loan costs of $2.8 million in the first quarter of 2004 associated with our previous debt. These deferred loan costs were written off due to the completion of our debt refinancing on March 16, 2004. Additionally, the decrease in interest expense, net was the result of a reduction in amortization of deferred loan costs of $1.0 million as a result of the lower deferred loan costs associated with new borrowings and a lower effective interest rate on the new borrowings and an increase of $300,000 in interest income earned on our cash balances offset by an increase in interest expense of $100,000 associated with our capital lease obligations.

Consolidated Financial Condition. Total assets at December 31, 2005 were $139.9 million, a decrease of $41.9 million or 23.0 percent, from $181.8 million at January 1, 2005. This decrease was primarily attributable to decreases in goodwill of $34.8 million, net trademarks and other intangible assets of $10.7 million, net deferred loan costs of $900,000, prepaid expenses of $300,000 and deferred tax assets of $200,000 partially offset by an increase in cash and cash equivalents of $3.8 million, inventories of $300,000 and net property and equipment of $900,000.

Total liabilities at December 31, 2005 were $221.3 million, a decrease of $4.0 million from $225.3 million at January 1, 2005. This decrease was primarily due to decreases in deferred tax liability of $3.9 million, accrued liabilities of $2.4 million and deferred revenues of $1.2 million partially offset by increases in accounts payable of $2.2 million, amounts due to affiliates of $1.2 million and capital lease obligations of $100,000.

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

	Fiscal Year Ended
	January 1,	January 3,	%
Reporting Segment	2005	2004	Change
	(Dollars in thousands)
Franchising	$34,020	$38,605	(11.9)
Gifts	5,116	4,198	21.9
Licensing	3,429	4,309	(20.4)
Total segment contribution	$42,565	$47,112	(9.7)

Franchising

The following table details the revenues and operating expenses of the franchising segment for the years ended January 1, 2005 and January 3, 2004 (in thousands):

	For the Fiscal Year Ended
	January 1,	January 3,	%
	2005	2004	Change
Bakery revenues	$37,809	$39,051	(3.2)
Dairy revenues	18,104	19,594	(7.6)
Total Franchising Revenues	55,913	58,645	(4.7)

Bakery operating expenses	16,203	14,279	13.5
Dairy operating expenses	5,690	5,761	(1.2)
Total Franchising Operating Expenses	21,893	20,040	9.2
Total Franchising Contribution	$34,020	$38,605	(11.9)

The following table details YOY percentage increase (decrease) in same store sales for the years ended January 1, 2005 and January 3, 2004:

	For the Fiscal Year Ended
	January 1,	January 3,
YOY % Change by Concept	2005	2004
Mrs. Fields	(1.2)	(3.9)
Great American Cookies	7.2	(1.4)
Pretzel Time	(2.6)	(6.8)
Pretzelmaker	(1.0)	(7.7)
Total Bakery	1.3	(5.0)
TCBY	(2.6)	(7.1)
Total company	(0.1)	(5.7)

Year-Over-Year Same Store Sales. Year-over-year same store sales for all concepts were a negative 0.1 percent for fiscal 2004 compared to a negative 5.7 percent for fiscal 2003. This improvement was due to our bakery concepts which experienced positive year-over-year sales of 1.3 percent while our TCBY concept continued with year-over-over-year sales of a negative 2.6 percent.

Our Mrs. Fields concept year-over-year same store sales were a negative 1.2 percent for fiscal 2004 compared to a negative 3.9 percent for fiscal 2003. This improvement in same store sales was due to various promotions which were to attract customers back to the store and reacquaint the customer to our product. Our Great American Cookies concept year-over-year same store sales were 7.2 percent for fiscal 2004 compared to a negative 1.4 percent for fiscal 2003. The improvement in year-over-year sales was due to promotions such as “5 for $5.00” and renewed focus on cookie cakes sales.

Our pretzel concepts’, Pretzel Time and Pretzelmaker,  year-over-year sales were a negative 2.6 percent and a negative 1.0 percent for fiscal 2004 compared to a negative 6.8 percent and a negative 7.7 percent for fiscal 2003, respectively. These improvements were due to introduction of bite-sized pretzels to our Pretzelmaker franchisees in late fiscal 2004 and a refocus on the bite-sized pretzels by our Pretzel Time franchisees. Additionally, as the “low carb” diets faded in 2003 sales at our pretzel concept improved.

Our TCBY concept year-over-year same store sales were a negative 2.6 percent for fiscal 2004 compared to a negative 7.1 percent for fiscal 2003. This improvement was due to the introduction of “low carb” yogurt during the surge of low carb consumer activity and an increased focus on public relations marketing.

Franchising Revenues. Franchising revenues were $55.9 million for fiscal 2004, a decrease of $2.7 million or 4.7 percent, from $58.6 million for fiscal 2003. This decrease was principally due to a $1.5 million or 7.6 percent decrease in revenues from our dairy franchise system as a result of approximately 5,300 or 12.1 percent fewer traditional equivalent unit weeks and $1.2 million or 3.2 percent decrease in revenues from our bakery franchise system as a result of approximately 4,700 fewer franchised unit weeks or 7.8 percent.

The decrease in our dairy franchise system revenues was principally comprised of decreases in product formulation revenues generated by purchases of TCBY products by franchisees of $1.0 million or 8.6 percent, royalties of $400,000 or 6.6 percent and initial franchise fees of $100,000 or 11.3 percent. The decrease in product formulation revenues and royalties was primarily attributable to approximately 5,300 fewer traditional equivalent unit weeks or 12.1 percent and a decrease in our franchisees year-over-year same store sales of 2.6 percent.

The decrease in our bakery franchise system revenues was principally comprised of decreases in initial franchise fees of $600,000 or 27.8 percent, product formulation revenues generated by purchases of certain bakery products by franchisees of $400,000 or 9.1 percent and royalties of $500,000 or 3.1 percent, partially offset by increases in sales of products by our Great American Cookies manufacturing facility to our franchisees of $200,000 and other bakery franchising revenues of $200,000. The decrease in product formulation revenues and royalties was principally due to approximately 4,700 fewer unit weeks or 7.8 percent partially offset by an increase in our franchisees year-over-year same store sales of 1.3 percent.

Franchising Expenses. Franchising expenses were $21.9 million for fiscal 2004, an increase of $1.9 million or 9.2 percent, from $20.0 million for fiscal 2003. This increase was principally due to increases in expenses for brand investment initiatives of $2.9 million, product cost of sales associated with our Great American Cookies manufacturing facility of $900,000 principally due to rising raw ingredients costs, product development expenses of $300,000, and franchisee training expenses of $100,000, partially offset by reductions in franchise development and selling expenses of $1.2 million, franchise operations and supervision expenses of $900,000 and marketing and advertising expenses of $200,000.

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

Depreciation and Amortization Expense. Total depreciation and amortization expense was $4.1 million for fiscal 2004 and $3.8 million for fiscal 2003. Depreciation expense was $1.2 million for fiscal 2004, a decrease of $800,000 or 38.1 percent, from $2.0 million for fiscal 2003. This decrease was principally due to the write-off of equipment relating to distribution of TCBY yogurt product in convenience stores in the third quarter of 2003. Amortization expense was $2.8 million for fiscal 2004, an increase of $1.0 million or 59.1 percent from $1.8 million for fiscal 2003. This increase was due to the amortization associated with the TCBY franchise relationships, which were previously considered to be indefinite-lived assets and are now amortized over a 12 year life.

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

Consolidated Cash Flows for Fiscal 2005 Compared to Fiscal 2004

Net cash flows provided by operating activities were $6.6 million for fiscal 2005, a decrease of $800,000, from net cash flows provided by operating activities of $7.4 million for fiscal 2004. This decrease was principally due to decreases in contribution by our operating segments partially offset by increases in cash provided from changes in working capital of $1.3 million and from discontinued operations of $300,000 and a decrease in general and administrative expenses of $1.2 million.

Net cash flows provided by operating activities were $7.4 million for fiscal 2004, a decrease of $7.8 million, from net cash flows provided by operating activities of $15.2 million for fiscal 2003. This decrease was principally due to decreases in contribution by our operating segments of $4.5 million primarily as a result of brand investment expenses and payment of license termination fee of $1.1 million as previously discussed, cash provided from changes in working capital of $3.5 million and cash provided from activities of discontinued operations of $800,000 offset by a decrease in general and administrative expenses of $1.1 million.

Net cash flows used in investing activities were $2.7 million for fiscal 2005, an increase of $2.9 million, from cash provided by investing activities of $200,000 for fiscal 2004. This increase was attributable to increases in purchases of property and equipment of $1.3 million and license repurchase option of $500,000 in fiscal 2005 and a reduction in proceeds from the sale of equity warrants in Nonni’s Food Company of $1.0 million that occurred in fiscal 2004.

Net cash flows provided by investing activities were $200,000 for fiscal 2004, an increase of $400,000, from cash used in investing activities of $200,000 for fiscal 2003. This increase was attributable to proceeds from the sale of equity warrants in Nonni’s Food Company of $1.1 million offset by an increase in capital expenditures primarily for our gifts business segment of $700,000.

Net cash flows used in financing activities were $100,000 for fiscal 2005, a decrease of $11.0 million from cash provided by financing activities of $10.9 million for fiscal 2004. This decrease was principally due to principal payments on our capital lease obligations of $100,000 and the completion of our debt refinancing on March 16, 2004 which resulted in $115.0 million in proceeds from the issuance of our 11½ percent Senior Secured Notes and a capital contribution by MFOC of $17.5 million partially offset by payments to retire our previous debt of $101.5 million, payments of debt issuance costs of $12.0 million, other activity with parent of $8.0 million and payments to repurchase stock options of MFC of $100,000.

Net cash flows provided by financing activities were $10.9 million for fiscal 2004, an increase of $27.4 million from cash used in financing activities of $16.5 million for fiscal 2003. This increase was principally due to the completion of our debt refinancing on March 16, 2004 which resulted in $115.0 million in proceeds from the issuance of our 11½ percent Senior Secured Notes, a capital contribution by MFOC of $17.5 million and a decrease in other activity with parent of $2.9 million, partially offset by increases in payments to retire our previous debt of $98.3 million, payments of debt issuance costs of $9.6 million and payments to repurchase stock options of MFC of $100,000.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operating activities and cash on hand. At December 31, 2005, we had $23.7 million of cash on hand. During fiscal 2006, we expect that our principal uses of cash will be for working capital, capital expenditures of approximately $4.0 million primarily for leasehold improvements and equipment for our new gifts facility and interest payments on our Senior Secured Notes of $20.5 million. At December 31, 2005, we had no material commitments for capital expenditures. During 2006, we will not be required but we may offer to repurchase a portion of the Senior Secured Notes as described below. In addition, to the extent we have cash available and it is permitted by the indenture agreement, we may pay dividends to our parent companies for uses such as acquisitions, debt repayments and dividends. We believe that cash provided by operating activities and cash on hand will be adequate to meet our cash requirements for the next 12 months.

We are highly leveraged. At December 31, 2005, we had $195.7 million of long-term debt represented by the Senior Secured Notes. The Senior Secured Notes mature on March 15, 2011, with interest payable semi-annually on March 15 and September 15. Due to borrowing restrictions under the indenture governing the Senior Secured Notes, our ability to obtain additional debt financing is significantly limited. The Senior Secured Notes require us to offer to repurchase a portion of the notes at 100 percent of the principal amount, plus accrued and unpaid interest thereon to the date of purchase, with 50 percent of our “excess cash flow”, as defined in the indenture agreement, when the ratio of our net indebtedness to consolidated EBITDA is above 3.75 to 1.0 and the cumulative unpaid excess cash flow offer amount exceeds $10.0 million. For a more detailed description of the material terms of the Senior Secured Notes, see Note 3 to our consolidated financial statements included elsewhere in this report on Form 10-K.

The following table reflects our future contractual obligations as of December 31, 2005 (dollars in thousands).

	Payments Due by Fiscal Year
Contractual Obligations	Total	2006	2007 - 2008	2009 - 2010	After 2010
Senior Secured Notes	$195,747	$—	$—	$—	$195,747
Interest-Senior Secured Notes	112,706	20,492	40,984	40,984	10,246
Capital lease obligations	801	158	274	170	199
Operating leases	8,324	1,617	3,046	2,991	670
Total Contractual Obligations	$317,578	$22,267	$44,304	$44,145	$206,862

The Company has entered into supply agreements to buy frozen dough products and for the purchase of yogurt-based products, novelties and ice cream. The frozen dough product supply agreement stipulates minimum annual purchase commitments of not less than 15 million pounds of products, approximately $19.7 million based on weighted average prices in effect December 31, 2005, each year through the end of the contract, December 2006. These annual purchase commitments are satisfied primarily through the direct purchase of frozen dough products by our franchisees. Should the Company not meet the annual minimum commitment, the supplier’s sole remedy is to cancel the supply agreement. Since these purchase commitments do not represent cash obligations to us, we have not included them in our contractual obligations table.

TCBY’s supply agreement with Americana Foods Limited Partnership (“Americana”) for the purchase of yogurt-based products, novelties and ice cream (the “TCBY Supply Agreement”) stipulates minimum annual purchase commitments of at least 75 percent of the product volumes contained in the agreement through the term of the agreement, November 2007. These annual purchase commitments are satisfied through the direct purchase of frozen yogurt-based products, novelties and ice cream by TCBY’s distributors and franchisees. This purchase commitment does not represent a contractual cash obligation to us, but rather represents a triggering event that provides Americana the right to propose a new pricing structure. Therefore, the minimum annual purchase commitments under this supply agreement have not been included in the above contractual obligations table.

Certain Information Concerning Off-Balance Sheet Arrangements

As of December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Seasonality

Our sales and contribution from franchisees’ store operations are highly seasonal, but our various brands experience counteracting seasonal effects. Our cookie and pretzel stores, primarily located in malls, tend to mirror customer traffic flow trends in malls, which increase significantly during the fourth quarter, primarily between Thanksgiving and the end of the calendar year. Holiday gift purchases also are a significant factor in increased sales in the fourth quarter. However, TCBY stores and products experience their strongest sales periods during the warmer months from late Spring through early Fall. Franchising segment revenues for each quarter as a percentage of total franchising segment revenues for the fiscal year ended December 31, 2005 were 23.1 percent for the first quarter, 26.1 percent of the second quarter, 24.9 percent in the third quarter and 25.9 percent for the fourth quarter.

Our sales and contribution from our gifts segment are highly seasonal primarily due to holiday gift purchases that increase sales in the fourth quarter. Sales and segment contribution in the fourth quarter of 2005 were $15.9 million and $2.4 million, respectively, which represents 52.7 percent and 139.8 percent, respectively, of total sales and contribution of the gifts segment for the year ended December 31, 2005.

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

On an annual basis (in the fourth quarter), we complete an evaluation of goodwill associated with our various reporting units. To the extent that the fair value associated with goodwill is determined to be less than the recorded value, we write down the value of the related goodwill. The estimated fair value of goodwill is affected by, among other things, our business plan for the future, estimated results of future operations and the comparable companies and transactions that are used to estimate the fair value of our goodwill. Changes in the business plan or operating results that are different than the projections used to develop the valuation of goodwill may have an impact on the valuation of the goodwill.

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

We receive cash payments for product formulation fees and allowances from suppliers based on the amount of product purchased directly by our distributors and franchisees. These product formulation fees and allowances represent cash payments to us for the right to use our proprietary formulations and recipes to manufacture the frozen dough, dough mixes and TCBY products these suppliers sell to our franchisees. Formulation fees and allowances are recorded as franchising revenues upon shipment of product to our distributors or franchisees.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154 (“SFAS 154”), “Accounting for Changes and Errors Corrections - a Replacement of Accounting Principles Board Opinion No. 20 (“APB” 20) and FASB Statement No. 3.”  Previously, APB 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principles in net income of the period of the change. SFAS 154 requires companies to recognize changes in accounting principles, including changes required by new accounting pronouncements when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. We will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS 154 if the need for such a change arises after the effective date of January 1, 2006.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates in the event of refinancing including principal cash flows and related weighted average interest rates by year of expected maturity dates, based on the amount of indebtedness at December 31, 2005.

	2006	2007	2008	2009	2010	Thereafter	Total
	(Dollars in thousands)
Long-term debt, including current portion (fixed rate)	$—	$—	$—	$—	$—	$195,747	$195,747
Weighted average interest rate	—	—	—	—	—	10.47%	10.47%

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and supplementary data are listed in the index appearing under Item 15A.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Managers and Executive Officers

The following table sets forth certain information regarding the managers, executive officers and certain other officers, of the Company as of March 1, 2006. Each of the managers and executive officers serve for a one-year term and until their successors are elected and qualified.

Name	Age	Position
Stephen Russo	56	Manager, President and Chief Executive Officer
Dara Dejbakhsh	48	Executive Vice President and Chief Operations Officer
John Lauck	50	Executive Vice President and Chief Marketing Officer
Michael R. Ward	47	Executive Vice President, Chief Legal Officer and Secretary
Mark C. McBride	44	Senior Vice President, Chief Accounting Officer and Treasurer
Greg Berglund	39	President, Mrs. Fields Gifts, Inc.
Alexander Coleman	39	Manager
John D. Collins	67	Manager
Richard M. Ferry	68	Manager
George N. Fugelsang	65	Manager
Walker Lewis	61	Manager
Peter W. Mullin	65	Manager
John D. Shafer	61	Manager
Christopher Wright	48	Manager

Mr. Russo has been President, Chief Executive Officer and Manager of the Company since March 2004, and has been President, Chief Executive Officer and a Director of Mrs. Fields’ Original Cookies, Inc. (“MFOC”), Mrs. Fields’ Holding Company, Inc. (“MFH”) and Mrs. Fields’ Companies, Inc. (“MFC”) since May 2003. From July 1997 to April 2003, Mr. Russo was Retail Brands Operations Officer for Allied Domecq QSR, where he was responsible for 10,700 units and total system wide sales of $4.2 billion for brands such as Dunkin’ Donuts, Baskin Robbins and Togo’s. From January 1978 to June 1997, he served in various capacities for Dunkin’ Donuts. He also has experience serving as President of Mister Donut and a multi unit supervisor of a McDonald’s licensee.

Mr. Dejbakhsh has been Chief Operations Officer of the Company since February 2006 and Executive Vice President of Operations & Development of the Company since June 2004. Since December 2004, he has been a Director of MFOC. He served as Vice President of Operations of the Company from March 2004 to June 2004, and as Vice President of Operations of MFOC from January 2004 to June 2004. Immediately before joining the Company, Mr. Dejbakhsh spent six months on sabbatical. From January 1996 to June 2003, Mr. Dejbakhsh was Area Vice President covering operations, development and field marketing for the western U.S., Canada, Asia Pacific, and Australia for Allied Domecq QSR in Randolph, Massachusetts.

Mr. Lauck has been Chief Marketing Officer of the Company since February 2006 and Executive Vice President of Marketing of the Company since April 2004. From September 2001 to April 2004, Mr. Lauck served as President and Chief Marketing Officer for Arby’s Franchise Association. Prior to joining Arby’s, Mr. Lauck was on a one-year sabbatical. From February 2000 to July 2001 Mr. Lauck was Senior Vice President and Chief Marketing Officer for Groceryworks.com, a home grocery delivery start-up. Between November 1998 and January 2000 Mr. Lauck was the Senior Vice President and Chief Marketing Officer for Footaction and from November 1997 to November 1998 was the Vice President of Corporate Development for Blockbuster Video. Prior to Blockbuster, Mr. Lauck served in various marketing positions at Pizza Hut and General Mills. Mr. Lauck is a director of Shadewell Grove Holdings, LLC, which is a parent of Shadewell Grove IP, LLC, a licensee of the Company.

Mr. Ward has been Chief Legal Officer of the Company since February 2006 and Executive Vice President, General Counsel and Secretary of the Company, MFOC, MFH and MFC since June 2004. Since December 2004, he has been a Director of MFOC. From March 2004 to June 2004, Mr. Ward was Senior Vice President, General Counsel and Secretary of the Company. Mr. Ward was Senior Vice President, General Counsel and Secretary of MFOC from June 2000 to June 2004 and of MFC from its inception in September 2001 to June 2004. Mr. Ward was Vice President of Administration and the Legal Department of MFOC from September 1996 to May 2000, and Secretary of MFOC since April 1999. Between 1991 and 1996, Mr. Ward’s responsibilities were overseeing the Legal Department and Human Resources Department for Mrs. Fields, Inc., a predecessor to MFOC. He currently serves as a member of the Board of Directors of Prime Alliance Bank. He is admitted to practice law in the State of Utah.

Mr. McBride was appointed Senior Vice President, Chief Accounting Officer and Treasurer of the Company in March 2006. He was Vice President and Corporate Controller of the Company from August 2002 to March 2006 and he was appointed Interim Chief Accounting Officer and Interim Treasurer of the Company from May 2005 to March 2006. Prior to joining the Company, he was Chief Financial Officer of Ovid Technologies, Inc. from April 2001 to July 2002. Mr. McBride was Vice President and Corporate Controller of Evans & Sutherland Computer Corporation from September 1996 to April 2001. He was also the Corporate Secretary from March 1998 to March 2001. He was Senior Vice President and Chief Financial Officer of HealthRider, Inc from September 1993 to September 1996. Mr. McBride is a Certified Public Accountant.

Mr. Berglund has been President of Mrs. Fields Gifts since August 2005. From April 2001 to August 2005, Mr. Berglund was Senior Vice President and General Manager of Disney Direct Marketing Services, Inc. in charge of the Walt Disney Company’s product-based catalog and e-commerce business.  Mr. Berglund added global responsibilities his last two years at Disney, overseeing the company’s licensed direct marketing business in Japan.  From July 1997 to April 2001, Mr. Berglund was Vice President, Marketing for Cinmar, Inc., a Cornerstone Brands company. There he was a part of the Frontgate catalog and e-commerce business.

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

Mr. Collins has been a Manager of the Company and a Director of MFH and MFC since December 2004. Since July 1999, Mr. Collins has worked as a consultant to non-public companies. From June 1999 to June 2000, Mr. Collins was a consultant to KPMG LLP. Prior to June 1999, he was a partner for KPMG LLP. He currently serves as a member of the Board of Directors of Excelsior Funds. Mr. Collins is also a member of the Board of Trustees and Chairman of the Finance Committee of LeMoyne College in Syracuse, New York.

Mr. Ferry has been a Manager of the Company since March 2004, and has been a Director of MFH since September 1996 and of MFC since its inception in September 2001. From September 1996 to December 2004, Mr. Ferry was a Director of MFOC. Mr. Ferry is Founder Chairman of Korn/Ferry International, an international executive search firm, where he served as Chairman from May 1997 to July 2001 and Chairman and Chief Executive Officer from May 1991 to May 1997. Mr. Ferry serves on the Boards of Directors of Avery Dennison, Dole Food Company, Castle & Cooke, Inc. and Pacific Life Insurance Company. Mr. Ferry is an investor in both Capricorn Investors II, L.P. (“Capricorn II”) and Capricorn Investors III, L.P. (“Capricorn III”, together with Capricorn II, “Capricorn”).

Mr. Fugelsang has been a Manager of the Company and a Director of MFH and MFC since May 2004. From May 2004 to December 2004, Mr. Fugelsang was a Director of MFOC. From 1994 through 2001, Mr. Fugelsang was Chief Executive Officer North America for the Dresdner Bank Group, based in New York City. Mr. Fugelsang serves as trustee and chairman of the finance committee at Thunderbird, the Garvin School of International Management, and is also a director of ART, Advanced Research Technologies. He is also a member of the international advisory board of the Monterey Institute of International Studies.

Mr. Lewis has been a Manager of the Company since March 2004, and has been a Director of MFH since September 1996 and of MFC since its inception in September 2001. From September 1996 to May 2004, Mr. Lewis was a Director of MFOC.  Mr. Lewis has served as the Chairman of Devon Value Advisers since January 1997. Mr. Lewis serves as a director of Ameriprise, Owens Corning and Applied Predictive Technologies.

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

Mr. Shafer has been Manager of the Company and Director of MFH and MFC since April 2005. Mr. Shafer has been retired since 2003. He served as Chief Executive Officer of Allied Domecq, QSR from 1998 through January 2003, and served as Chief Operating Officer from1996 to1998 of Allied Retailing. He served in various capacities of Dunkin’ Donuts, Inc from 1972 to 1996 including President from 1992 to 1996. Mr. Shafer also serves on the Board of Directors and Executive Committee for Plymouth Plantation, and is an Overseer and Advisory Board Member of the Plymouth Philharmonic.

Mr. Wright has been a Manager of the Company since March 2004, and has been a Director of MFH and MFC since February 2002. From February 2002 until December 2004, Mr. Wright was a Director of MFOC. Since 2003, he has been an Advisory Director at Campbell Lutyens and Company, Ltd. From 1995 to June 2002, Mr. Wright served as CEO of Dresdner Kleinwort Capital, LLC, the private equity business of Dresdner Bank Group and from 2002 to June 2003 as Managing Director of Dresdner Kleinwort Wasserstein LLC. He is a Director and serves on the corporate governance and audit committees of the Board of Directors of Roper Industries, Inc. Mr. Wright has also been a Director of Merifin Capital, a private investment group since 1989 and serves as director and advisory board member of several other privately-held companies in the United States and Europe.

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

Compensation Committee. The Compensation Committee is composed of Messrs. Ferry (Chairperson), Lewis,  Mullin and Shafer. The purpose of this committee is to ensure that the Company has a broad plan of executive compensation that is competitive and motivating to the degree that it will attract, hold and inspire performance of managerial and other key personnel of a quality and nature that will enhance the growth and profitability of the Company.

Audit Committee. The Audit Committee is composed of Messrs. Fugelsang (Chairperson), Wright and Collins. The purpose of the Audit Committee is to provide assistance to the Board of Managers in fulfilling their oversight responsibilities relating to the Company financial statements and financial reporting process and internal controls in consultation with the Company’s independent registered public accountants and internal auditors. The committee also is responsible for ensuring that the independent registered public accountants submit a formal written statement to the Company regarding relationships and services which may affect the auditors’ objectivity and independence.

Audit Committee Financial Expert

The Board of Managers of the Company has determined that Messrs. Fugelsang and Collins are the Company’s audit committee financial experts, as defined by SEC rules, and that they are “independent” as the term is used in Item 7(e)(3)(iv) of Schedule 14A of the proxy rules under the Securities Exchange Act of 1934.

Code of Ethics

The Company has adopted a Code of Ethical Conduct (the “Code”) that applies to all directors, officers and employees of the Company, MFOC and its subsidiaries. The Code requires that all of our employees act ethically when conducting business. The Code provides a summary of the conduct required from all employees of the Company, and is a source for guidance, accountability for and enforcement of its provisions. A complete copy of the Code has been posted on our website at www.mrsfields.com/privacy/ethics/. We will satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code with respect to our principal executive officer, principal financial officer, principal accounting officer and any persons performing similar functions by disclosing the nature of such amendments or waiver on our website.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information with regard to compensation for services rendered in all capacities to the Company and its subsidiaries by the Chief Executive Officer, the three executive officers of the Company other than the CEO who were serving as executive officers at the end of the last completed fiscal year and one additional individual who was among the four most highly compensated employees of the Company other than the CEO, (collectively, the “Named Executive Officers”). The information set forth in the table reflects compensation earned by such individuals for services with MFC and its subsidiaries during the covered periods.

SUMMARY COMPENSATION TABLE

		Annual			Long - Term
		Compensation			Compensation
						Securities
				Other	Restricted	Underlying
Name and Principal				Annual	Stock	Options/	All Other
Position	Year	Salary	Bonus (5)	Compensation	Awards	SARS	Compensation (6)
		($)	($)	($)	($)	(#)	($)
Stephen Russo (1)	2005	440,625	—	—	—	—	31,616
President and Chief	2004	430,000	139,320	—	—	—	28,601
Executive Officer	2003	270,263	162,158	—	—	—	10,000
Dara Dejbakhsh (2)	2005	307,438	—	—	—	—	8,520
Executive Vice President and Chief Operations Officer	2004	252,848	158,000	—	—	—	109,060
John Lauck (3)	2005	358,677	—	—	—	—	5,415
Executive Vice President and Chief Marketing Officer	2004	253,312	175,000	—	—	—	122,449
Michael R. Ward	2005	276,499	—	—	—	—	18,184
Executive Vice President,	2004	270,667	106,750	—	—	—	120,546
Chief Legal Officer and Secretary	2003	260,192	199,500	—	—	—	10,192
Greg Berglund (4)	2005	139,854	134,000	—	—	—	199,611
President, Mrs. Fields Gifts, Inc.

(1)                                  Mr. Russo began his employment with MFOC in May 2003 and with the Company at its inception in March 2004.

(2)                                  Mr. Dejbakhsh began his employment with MFOC in January 2004 and with the Company at its inception in March 2004.

(3)                                  Mr. Lauck began his employment with the Company in April 2004.

(4)                                  Mr. Berglund began his employment with the Company in August 2005.

(5)                                  Bonus amounts reported are amounts earned during the applicable year, although they may have been paid in subsequent periods. Further, bonus amounts do not include performance units granted under MFC’s Phantom Stock Plan (“Phantom Plan”). The Company does not expect to pay bonuses to the Named Executive Officers during 2006 for performance during 2005. Mr. Berglund’s bonus includes a signing bonus of $40,000 and a guaranteed bonus of $94,000.

(6)                                  Amounts represent (i) matching contributions to the MFOC 401(k) Retirement Savings Plan of $11,616 and $8,601 for Mr. Russo for fiscal years 2005 and 2004 respectively (there were no matching contributions for any plan participant during 2003); $7,494 and $6,625 for Mr. Ward for fiscal years 2005 and 2004, respectively; $5,549 and $1,875 for Mr. Dejbakhsh for fiscal years 2005 and 2004 respectively; and $5,415 for Mr. Lauck for fiscal year 2005; (ii) reimbursement of relocation expenses of $2,971 and $100,935 for Mr. Dejbakhsh for fiscal years 2005 and 2004 respectively; $122,449 for Mr. Lauck for fiscal year 2004; and $199,611 for Mr. Berglund for fiscal year 2005; (iii) housing allowance of $20,000, $20,000 and $10,000 for Mr. Russo for fiscal 2005, 2004 and 2003, respectively; (iv) car allowance of $6,250 for Mr. Dejbakhsh for fiscal 2004; (v) cash compensation in lieu of paid time off of $10,690, $5,250, and $10,192 for Mr. Ward for fiscal years 2005, 2004 and 2003 respectively; and (vi) payments for voluntary termination of vested in-the-money options of $108,671 for Mr. Ward during fiscal 2004.

Long-Term Incentive Plan (“LTIP”) Awards Table

Effective as of May 23, 2004, the Board of Directors of MFC approved adoption of the Phantom Plan. The purpose of the Phantom Plan is to provide long-term incentives to certain key employees of MFC or its subsidiaries (“Participants”) as determined by the Compensation Committee of the Board of Directors (the “Committee”). The Phantom Plan is unfunded, and Participants do not receive any payment under the Phantom Plan until the completion of a Triggering Event (defined below). Participants receive performance units in amounts recommended by the CEO and determined by the Committee. Upon the completion of a Triggering Event, Participants receive payments reflecting the number and value of their performance units at the time of the completion of the Triggering Event. Payments to Participants may be made in cash or through issuance of equity securities of MFC, as determined by the Committee. The value of a performance unit at the completion of a Triggering Event is the value of one share of Common Stock of MFC as determined in good faith by the Board of Directors. If the Board determines the need, it may seek the advice of an independent advisor.

Maximum number of performance units that may be granted under the Phantom Plan is one million units. Subdivisions, splits, or combinations involving MFC’s Common Stock will proportionately affect the number of performance units that have been awarded under the Phantom Plan. In May 2004, the Committee approved the grant of up to 392,418 performance units allocated among Participants as determined by the Committee. Future grants, if any, shall also be as determined by the Committee. As of December 31, 2005, 341,400 performance units have been granted to Participants.

The following table sets forth information regarding the Phantom Plan awards granted to Named Executive Officers during the last fiscal year:

LONG-TERM INCENTIVE PLANS—AWARDS IN FISCAL YEAR 2005

Estimated Future Payouts Under Non- Stock Price-Based Plans (2)
(a)	(b)	(c)	(d)	(e)	(f)
	Number of	Performances or Other Period Until Maturation	Threshold	Target	Maximum
Name and Principal Position	Units (#)	or Payout	($ or #)	($ or #)	($ or #)
Greg Berglund	23,544	Upon Triggering Event (1)	—	—	—
President, Mrs. Fields Gifts, Inc.

(1)                                  A Triggering Event is the first to occur of:  (i) a sale of substantially all of the assets of MFC; (ii) a public offering of MFC’s Common Stock where MFC receives proceeds, net of any underwriter’s discounts and expenses, of not less than $50 million; or (iii)  any stock sale, merger or other transaction where the owners of Common Stock immediately before the transaction do not own in excess of 50 percent of the common stock of the entity surviving such sale, merger or other transaction (“Triggering Event”).

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

Director Stock Option Plans

Members of the Company’s Board of Managers, other than officers of the Company, are qualified to participate in MFC’s Director Stock Option Plan. Under MFC’s Director Stock Option Plan, a committee of the Board of MFC is authorized to administer the Plan and has the power, among other things, to grant awards of options for common stock of MFC to outside directors of MFC and its subsidiaries, including the Company. MFC’s Director Stock Option Plan provides for the issuance of time vested options, which vest 25.0 percent per year on the anniversaries of the dates on which they are granted and vest in full upon a change of control of MFC or the Company. A total of 100,000 shares of common stock of MFC are reserved for issuance under MFC’s Director Stock Option Plan and as of March 1, 2006 there were outstanding options providing for the issuance of up to 68,842 of those shares. Common stock of MFC issued under the Director Stock Option Plan is subject to customary restrictions on transfer.

Changes to MFC’s Director Stock Option Plan currently are under consideration by the Compensation Committee and the Board of Directors of MFC. As of the date of this report, such changes have not been determined.

Employment Agreements

MFC’s Board of Directors named Stephen Russo as the President and CEO of MFC and its subsidiaries effective May 15, 2003. Mr. Russo receives a base salary of $440,625 under his amended and restated employment agreement dated effective as of March 16, 2004. His employment agreement provides for a period of employment of three years from the date of the agreement, subject to termination provisions and to automatic extension of the agreement. The employment agreement permits Mr. Russo to participate in any incentive compensation plan adopted by the Company, in its benefit plans and in an equity-based plan or arrangement. If the Company terminates employment for cause or if Mr. Russo terminates employment without good reason, the Company has no further obligation to pay him. If the Company terminates his employment without cause or he terminates employment with good reason, Mr. Russo can receive severance pay of 24 months of his then-current salary, plus a portion of any discretionary bonus that would otherwise have been payable. The severance would be paid in 12 equal monthly installments. The employment agreement prohibits Mr. Russo, for a year from the date of termination of employment under the agreement, from becoming an employee, owner, officer, agent or director of a firm or person that directly competes with the Company in a line or lines of business of the Company that accounts for 10.0 percent or more of the Company’s gross sales, revenues or earnings before taxes. An exception is made for investments of not more than 3.0 percent of the equity of a company listed or traded on a national securities exchange or an over-the-counter securities exchange. The employment agreement has customary provisions for vacation, fringe benefits, payment of expenses and automobile allowances.

The Company also has an amended and restated employment agreement dated effective as of March 16, 2004 with Michael R. Ward, Executive Vice President, Chief Legal Officer and Secretary. Mr. Ward’s current base salary is $310,000. Mr. Ward’s employment agreement provides for a period of employment of two years from the date of the agreement, subject to termination provisions and to automatic extension of the agreement. The employment agreement permits the employee to participate in any incentive compensation plan adopted by the Company, in its benefit plans and in an equity-based plan or arrangement. If the Company terminates employment for cause or if the employee terminates employment without good reason, the Company has no further obligation to pay the employee. If the Company terminates the employee’s employment without cause or the employee terminates employment with good reason, the employee can receive severance pay of 18 months of his then-current salary, plus a portion of any discretionary bonus that would otherwise have been payable. The severance would be paid in 12 equal monthly installments. The employment agreement prohibits the employee, for a year from the date of termination of employment under the agreement, from becoming an employee, owner, officer, agent or director of a firm or person that directly competes with the Company in a line or lines of business of the Company that accounts for 10.0 percent or more of the Company’s gross sales, revenues or earnings before taxes. An exception is made for investments of not more than 3.0 percent of the equity of a company listed or traded on a national securities exchange or an over-the-counter securities exchange. The employment agreement has customary provisions for vacation, fringe benefits, payment of expenses and automobile allowances.

No other executive has an employment agreement with the Company, but each of the executives except Messrs. Russo and Ward have an arrangement with the Company granting them the right to participate in the Company’s bonus program and benefit plans and providing certain severance payments to them in the event of termination without cause.

Certain Severance Obligations with Past Management

On May 7, 2003, the Board of Directors of MFOC accepted the resignation of Larry A. Hodges as its President, Chief Executive Officer and Director, which resignation was effective on May 14, 2003. Pursuant to the terms of a Separation Agreement, dated August 6, 2003, by and among MFC, MFOC and Mr. Hodges, and a Severance Assumption Agreement, dated as of March 16, 2004, by and among MFC, MFOC, the Company and Mr. Hodges (the “ Separation Agreements”), Mr. Hodges received 28 months of salary as severance, which was paid semi-monthly through the end of 2004, and the balance became due in a lump sum in January 2005. All severance obligations have been paid to Mr. Hodges under the Separation Agreements.

In addition, under the Separation Agreements, Mr. Hodges and MFC also agreed that in lieu of Mr. Hodges having exercised vested options to purchase 110,710.50 shares of MFC’s common stock prior to their lapse, MFC will pay to Mr. Hodges a transaction fee of $272,127 in the event that there is a change of control or initial public offering (as defined in MFC’s Employee Stock Option Plan) of MFC at a price per share of MFC common stock of at least $10.00, such price per share being subject to equitable adjustment under the circumstances set forth in Section 4(b) of MFC’s Employee Stock Option Plan. Additionally, Mr. Hodges holds 100 shares of preferred stock of MFC.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

As of December 31, 2005, the Compensation Committee of the Board of Managers of the Company and the Board of Directors of MFH and MFC, was comprised of Richard Ferry, Chairperson, Walker Lewis, Peter Mullin, and John Shafer. No disclosures concerning any member of the Compensation Committee is required to be included in this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of the date of this report, all of our common interests are owned by MFOC, which is wholly owned, through MFH, by MFC. The address of MFOC, MFH, MFC and the executive officers and managers of the Company is 2855 East Cottonwood Parkway, Suite 400, Salt Lake City, Utah 84121. The following table sets forth certain information, based on actual ownership as of March 1, 2006, believed by us to be accurate based on information provided to us concerning the beneficial ownership of capital stock of MFC by each stockholder who is known by us to own beneficially in excess of five percent of the outstanding voting stock and by each director, the Named Executive Officers and all executive officers and directors as a group. The stockholders listed below are deemed beneficial owners of the common interests of the Company as a result of their ownership of capital stock of MFC. Except as otherwise indicated, all persons listed below have (1) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law, and (2) record and beneficial ownership with respect to their shares. The shares and percentages described below include shares of common stock which were outstanding or issuable within 60 days upon the exercise of options outstanding as of March 1, 2006, and give effect to the exercise of warrants issued by MFC. See “Executive Compensation” and “Compensation of Managers.”

As of March 1, 2006, there were 37 record holders of MFC’s common stock.

	Common Stock **		Preferred Stock ***		Aggregate
	Number	Percentage	Number	Percentage	Voting
Name of Beneficial Owner	of Shares	of Class	of Shares	of Class	Power
Capricorn Investors II, L.P.(1)(8)	3,245,918	50.89%	—	—	50.74%
Capricon Investors III, L.P.(1)(8)	2,056,228	32.24%	—	—	32.53%
Annex Holdings I LP-Delaware(2)	355,242	5.57%	4,995	33.93%	5.94%
Charlesbank Equity Fund II LP(3)	164,774	2.58%	5,000	33.96%	2.97%
Affilates of Stewart Resnick(4)	164,912	2.59%	1,000	6.79%	2.65%
Alexander Coleman(5)(6)	152	*	—	—	—
John D. Collins(5)	—	—	—	—	—
Richard M. Ferry(5)(6)(7)	18,379	*	50	*		*
George N. Fugelsang(5)(6)	152	*	—	—
Walker Lewis(5)(6)	15,845	*	—	—		*
Peter W. Mullin(5)(6)(7)	24,865	*	163	1.00%		*
John D. Shafer(5)	—	—	—	—	—
Christopher Wright(5)(6)	1,330	*	—	—		*
Herbert Winokur, Jr.(5)(7)(8)	6,729	*	899	6.10%		*
Stephen Russo(5)	152	*	20	*		*
Dara Dejbakhsh	152	*	20	*		*
John Lauck	152	*	20	*		*
Michael Ward	451	*	60	*		*
Greg Berglund	—	—	—	—	—
All executive officers and directors as a group(5)(6)(7)	68,697	1.08%	1,233	8.33%	1.17%

*              Less than 1%.

**           Common stock, par value $0.001 per share, of MFC.

***         16.5% cumulative preferred stock, par value $0.001 per share, of MFC.

(1)           The address of Capricorn is 30 East Elm Street, Greenwich, CT 06830.

(2)           The address of Annex Holdings I LP-Delaware is c/o Annex Capital Management LLC, 599 Lexington Avenue, New York, NY 10022.

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

(5)           Mr. Russo, Mr. Coleman, Mr. Collins, Mr. Ferry, Mr. Fugelsang, Mr. Lewis, Mr. Mullin, Mr. Shafer and Mr. Wright are directors of MFC and Managers of the Company. Mr. Winokur is managing member of Capricorn Holdings, LLC, the General Partner of Capricorn II, and Capricorn Holdings III, LLC, the General Partner of Capricorn III, and is a director of MFC. See “Management.”

(6)           The common share amounts and percentages include common shares subject to options granted to Managers of the Company that are currently exercisable or will be exercisable on or before May 1, 2006, as follows:  Mr. Coleman, 152 shares; Mr. Ferry, 8,345 shares; Mr. Lewis, 8,345 shares; Mr. Mullin, 8,345 shares; Mr. Wright, 1,330 shares; and all executive officers and directors as a group, 26,668 shares.

(7)           Includes common and preferred shares held by Mr. Ferry, Mr. Mullin and Mr. Winokur in individual retirement accounts, family trusts or family charitable foundations.

(8)           Options granted to Mr. Winokur under MFC’s Director Stock Option Plan are issued to Capricorn II and Capricorn III. Capricorn II has 15,694 option and Capricorn III has 996 options for shares currently exercisable or exercisable on or before May 1, 2006.

Equity Compensation Plan Information

The following table sets forth information relating to compensation plans under which equity securities of MFC are authorized for issuance, as of December 31, 2005. The equity compensation plans that have been approved by security holders are the Mrs. Fields’ Companies, Inc. Employee Stock Option Plan and the Mrs. Fields’ Companies, Inc. Director Stock Option Plan. The Employee Stock Option Plan was terminated effective September 1, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining for future issuance under equity compensation plans

Mrs. Fields’ Companies, Inc. Employee Stock Option Plan	10,000	$22.60	—
Mrs. Fields’ Companies, Inc. Director Stock Option Plan	68,842	15.13	31,158

Total	78,842	$16.07	31,158

In addition to the plans reflected in the table above, MFC has a Phantom Plan discussed elsewhere in this report on Form 10-K. The Phantom Plan has not been approved by security holders and such approval is not required. The value of awards under the Phantom Plan reflect the value of MFC’s equity securities, but Participants may receive cash payments in lieu of securities for performance units that they hold upon certain triggering events. The maximum number of performance units that may be granted under the Phantom Plan is one million units. In May 2004, the committee administering the Phantom Plan approved the grant of up to 392,418 performance units, and as of December 31, 2005, 341,400 performance units have been granted to Participants.

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

If both Capricorn II and Capricorn III approve a sale or exchange of at least a majority of the outstanding common stock to a third party that is not an affiliate of either Capricorn II or Capricorn III, then either Capricorn entity has the right to require the other stockholders to (i) if the sale is structured as a sale of stock, sell all of such stockholders’ shares of common stock; or (ii) if the sale is structured as a merger requiring the consent of stockholders, vote such stockholders’ shares in favor of the sale. The stockholders’ agreement also gives certain rights to certain stockholders upon an initial public offering consummated by MFC and includes other provisions as set forth in the stockholders agreement.

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

Management Agreement

On March 16, 2004, we entered into a management agreement with MFOC, pursuant to which we provide business and organizational strategy, financial and investment management, and other executive level management services to MFOC and its subsidiaries (other than us) upon the terms and subject to the conditions set forth in the management agreement. As compensation for these services, MFOC reimburses us the sum of the actual allocated costs of the fixed general and administrative functions plus the variable general and administrative functions dedicated to the provision of these services as determined in good faith by us and MFOC. For the year ended December 31, 2005, MFOC reimbursed us $2.4 million for management services provided under the management agreement. These reimbursement amounts are intended to reflect the actual costs of providing these services and are not intended to generate revenues for us. We expect that the reimbursement amounts will decrease over time as MFOC reduces its store operations. The management agreement also provides that any amounts received by a party to the management agreement that, pursuant to its terms, is the property of the other party, promptly shall be remitted to such other party. It is intended that this management agreement will continue in effect until the expiration of all store leases for which MFOC is the lessee.

Franchise Agreements with MFOC

On March 16, 2004, certain of our brand franchisor subsidiaries entered into franchise agreements with MFOC, which permit MFOC to sell and distribute our products in its owned stores upon payment of franchise royalties and other amounts required under the franchise agreements. These franchise agreements are similar to our standard form of franchise agreement, except that we did not charge an up-front franchising fee for stores open as of the date of the franchise agreements in recognition of the fact that the stores owned and operated by MFOC were operated prior to entering into the franchise agreements. These franchise agreements are terminable by us in the event of non-payment of the franchise fees for a period of 10 days, followed by a 10-day opportunity to cure, or other material violation of the franchise agreements. The aggregate amount of franchise royalties paid to us by MFOC during fiscal 2005 and fiscal 2004 was $689,000 and $2.8 million, respectively.

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

Americana produces all of the domestic TCBY branded products and some of the international TCBY branded products at its production facility in Dallas, Texas. Americana sells most of its TCBY branded products to TCBY’s franchisees through Blue Line Distributing, in respect of which, TCBY receives yogurt formulation fees, royalties and advertising funds billed to the franchisees from Blue Line Distributing. Americana also sells TCBY branded products to TCBY’s franchisees through other distributors, in respect of which Americana pays TCBY yogurt formulation fees, royalties and advertising funds that it bills TCBY’s franchisees through these other distributors. TCBY purchases TCBY branded products from Americana and resells these products to certain international distributors and franchisees. TCBY recognized revenues related to the product manufactured by Americana of $9.6 million, $11.7 million and $13.1 million for the years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively. In addition, Americana sells TCBY branded frozen specialty products and private label products through retail channels and pays TCBY a portion of the sales price under the TCBY Supply Agreement. TCBY invoiced Americana $711,000, $930,000 and $1.9 million for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively, relating to TCBY’s portion of these sales. As a result of these sales, TCBY must reimburse Americana for certain costs. Americana invoiced TCBY $180,000, $381,000 and $892,000 for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively, relating to the reimbursement of these costs.

MFOC Sublease

On March 16, 2004, we entered into an assignment agreement whereby the lease for the corporate headquarters was assigned from MFOC to us. MFOC then entered into a sublease with us and will pay us, over the term of the sublease, agreed rental payments that have been established based on estimated usage of the headquarters by their personnel. For the year ended December 31, 2005 and the period from March 16, 2004 to January 1, 2005, MFOC paid rent of $289,000 and $220,000, respectively, to us. Management expects that MFOC’s aggregate rental payments to us will be approximately $88,000 in fiscal 2006. MFOC’s share is expected to decrease over time with corresponding reduced operations. It is intended that the sublease will continue in effect until the expiration of all store leases for which MFOC is the lessee, following which the MFOC sublease will be terminated and we would thereafter be responsible for all rental payments.

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

Insurance Allocation Agreement

On March 16, 2004, we entered into an insurance allocation agreement under which we agreed to make certain payments to MFC in respect of our share of certain insurance costs, allocated based on our estimation of the appropriate risk of loss of each of MFC’s subsidiaries. The insurance allocation agreement also provides for the allocation of workers’ compensation costs based on the respective employee payroll and employment category risk factor of each of MFC’s subsidiaries that generate payroll. For the year ended December 31, 2005, we paid MFC approximately $1.3 million, respectively, for our share of insurance costs.

Benefits Agreement

On March 16, 2004, we and MFOC entered into a benefits agreement with MFOC under which we agreed to make certain payments to MFOC in respect of our share of employee benefits costs based on the number of our employees. Costs associated with our employees providing services to MFOC under the management agreement will be allocated consistent with shared expenses under the management agreement. For the year ended December 31, 2005, we paid MFOC approximately $2.9 million, for our share of employee benefit costs.

Korn/Ferry International

From time to time, we have engaged Korn/Ferry International, an executive recruiting firm for which Richard Ferry, one of the members of our board of managers, holds the honorary title of Founder Chairman. For the year ended December 31, 2005, we paid recruiting fees to Korn/Ferry International of $158,000.

Tax Allocation Agreement

On March 16, 2004 we entered into a tax allocation agreement with MFC pursuant to which we agreed to make payments to MFC, after taking into account payments we make directly to tax authorities, based on our hypothetical stand alone consolidated federal income tax liability, determined as if we and our subsidiaries constituted our own consolidated group for federal income tax purposes. We are not be permitted to make payments under the tax allocation agreement in respect of our hypothetical consolidated federal taxable income, to the extent that such payments exceed the consolidated federal income taxes (including estimated taxes) payable in respect of MFC’s consolidated federal income tax group, until and only while our ratio of Net Indebtedness to Consolidated EBITDA (each as defined in the indenture governing the Senior Secured Notes) is less than 3.75:1.0 and we are otherwise in compliance with the terms of the indenture governing the Senior Secured Notes. Instead, we will accrue these amounts otherwise payable to MFC as a liability to MFC until we meet these conditions. As of December 31, 2005, our ratio of Net Indebtedness to Consolidated EBITDA was approximately 6.07:1.0.

Managers’ and Officers’ Indemnification

The Company’s limited liability agreement provides customary provisions providing for indemnification of our managers and officers in the performance of their duties to the fullest extent permitted by law.

Item 14. Principal Accounting Fees and Services

KPMG LLP served as our independent accountants for the fiscal years ended December 31, 2005 and January 1, 2005. During the fiscal years ended December 31, 2005 and January 1, 2005, fees for services provided by KPMG LLP were as follows (in thousands):

	December 31,	January, 1
	2005	2005
Audit fees	$210	$193
Audit-related fees	—	153
Tax fees	63	58
Total	$273	$404

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

Audit-Related Fees

Audit-related fees consist of fees billed in the fiscal year ended January 1, 2005 for professional services rendered in reviewing our debt offering documents and our debt registration with the Securities and Exchange Commission on Form S-4 totaling approximately $136,000. Also included are fees billed in the fiscal year ended January 1, 2005 for professional services associated with re-auditing our consolidated financial statements for periods prior to fiscal 2003 that were previously audited by another accounting firm totaling approximately $17,000.

Tax Fees

Tax fees consist of fees billed for professional services rendered in connection with the review of tax returns and tax compliance.

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

(b)           Exhibits

Exhibit No.	Description
3.1*	Certificate of Formation of Mrs. Fields Famous Brands, LLC
3.2*	Limited Liability Agreement of Mrs. Fields Famous Brands, LLC, dated as of February 4, 2004, by Mrs. Fields’ Original Cookies, Inc.
3.3*	Certificate of Incorporation of Mrs. Fields Financing Company, Inc.
3.4*	Bylaws of Mrs. Fields Financing Company, Inc.
3.5*	Certificate of Formation of Great American Cookies Company Franchising, LLC
3.6*	Limited Liability Agreement of Great American Cookies Company Franchising, LLC, dated as of February 4, 2004, by Mrs. Fields Famous Brands, LLC
3.7*	Certificate of Formation of Great American Manufacturing, LLC
3.8*	Limited Liability Agreement of Great American Manufacturing, LLC, dated as of February 4, 2004, by Mrs. Fields Famous Brands, LLC
3.9*	Articles of Incorporation of Mrs. Fields Cookies Australia
3.10*	Bylaws of Mrs. Fields Cookies Australia
3.11*	Certificate of Formation of Mrs. Fields Franchising, LLC
3.12*	Limited Liability Agreement of Mrs. Fields Franchising, LLC, dated as of February 4, 2004, by Mrs. Fields Famous Brands, LLC
3.13*	Articles of Incorporation of Mrs. Fields Gifts, Inc.
3.14*	Bylaws of Mrs. Fields Gifts, Inc.
3.15*	Certificate of Formation of Pretzelmaker Franchising, LLC
3.16*	Limited Liability Agreement of Pretzelmaker Franchising, LLC, dated as of February 4, 2004, by Mrs. Fields Famous Brands, LLC
3.17*	Certificate of Formation of Pretzel Time Franchising, LLC
3.18*	Limited Liability Agreement of Pretzel Time Franchising, LLC, dated as of February 4, 2004, by Mrs. Fields Famous Brands, LLC
3.19*	Certificate of Incorporation of The Mrs. Fields’ Brand, Inc.
3.20*	Bylaws of The Mrs. Fields’ Brand, Inc.
3.21*	Articles of Incorporation of TCBY International, Inc. (f/k/a TCBY Preparation, Inc.)
3.22*	Articles of Amendment to Articles of Incorporation of TCBY International, Inc. (f/k/a TCBY Preparation, Inc.) changing name to TCBY International, Inc.
3.23*	Bylaws of TCBY International, Inc. (f/k/a TCBY Preparation, Inc.)
3.24*	Articles of Incorporation of TCBY of Texas, Inc.
3.25*	Amended and Restated Bylaws of TCBY of Texas, Inc.
3.26*	Certificate of Formation of TCBY Systems, LLC
3.27*	Amended and Restated Limited Liability Agreement of TCBY Systems, LLC, dated as of March 16, 2004, by Mrs. Fields Famous Brands, LLC
4.1*

Purchase Agreement, dated March 9, 2004, by and among Mrs. Fields Famous Brands, LLC, Mrs. Fields Financing Company, Inc., Jefferies & Company, Inc. as the Initial Purchaser, and the subsidiary guarantors named therein

Exhibit No.	Description
4.2*	Indenture, dated as of March 16, 2004, by and among Mrs. Fields Famous Brands, LLC, Mrs. Fields Financing Company, Inc., the Guarantors identified therein and The Bank of New York, as Trustee
4.3*	Form of 11½% Senior Secured Notes due 2011 (included in Exhibit 4.2)
4.4*	Form of 9% Senior Secured Notes due 2011 (included in Exhibit 4.2)
4.5*	Form of Subsidiary Guarantees related to the 11½% Senior Secured Notes due 2011 (included in Exhibit 4.2)
4.6*	Form of Subsidiary Guarantees related to the 9% Senior Secured Notes due 2011 (included in Exhibit 4.2)
4.7*

Registration Rights Agreement, dated March 16, 2004, by and among Mrs. Fields Famous Brands, LLC, Mrs. Fields Financing Company, Inc, the Subsidiary Guarantors named therein and Jefferies & Company, Inc., as Initial Purchaser related to the 11½% Senior Secured Notes due 2011

4.8*

9% Notes Registration Rights Agreement, dated March 16, 2004, by and among Mrs. Fields Famous Brands, LLC, Mrs. Fields Financing Company, Inc., the Subsidiary Guarantors named therein and the holders of the 9% Senior Secured Notes due 2011 related to the 9% Senior Secured Notes due 2011

4.9*	Pledge Agreement, dated March 16, 2004, by and among Mrs. Fields Famous Brands, LLC, TCBY Systems, LLC and The Bank of New York, as Trustee
4.10*	Security Agreement, dated March 16, 2004, by and among Mrs. Fields Famous Brands, LLC, Mrs. Fields Financing Company, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee
4.11*

Trademark Security Agreement, dated March 16, 2004, by and among Great American Cookies Company Franchising, LLC, Pretzelmaker Franchising, LLC, Pretzel Time Franchising, LLC, TCBY Systems, LLC, The Mrs. Fields’ Brand, Inc. and The Bank of New York, as Trustee

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

10.3**	United States Trademark Assignment, dated March 16, 2004, between Mrs. Fields’ Original Cookies, Inc. and The Mrs. Fields’ Brand, Inc.

Exhibit No.	Description
10.4**	International Trademark Assignment, dated March 16, 2004, between Mrs. Fields’ Original Cookies, Inc. and The Mrs. Fields’ Brand, Inc.
10.5*	United States Trademark Assignment, dated March 16, 2004, between Great American Cookies Company, LLC, and Great American Cookies Company Franchising, LLC
10.6*	International Trademark Assignment, dated March 16, 2004, between Great American Cookies Company, LLC, and Great American Cookies Company Franchising, LLC
10.7*	United States Trademark Assignment, dated March 16, 2004, between Pretzel Time, LLC, and Pretzel Time Franchising, LLC
10.8*	International Trademark Assignment, dated March 16, 2004, between Pretzel Time, LLC and Pretzel Time Franchising, LLC
10.9*	United States Trademark Assignment, dated March 16, 2004, between Pretzelmaker, LLC and Pretzelmaker Franchising, LLC
10.10*	International Trademark Assignment, dated March 16, 2004, between Pretzelmaker, LLC and Pretzelmaker Franchising, LLC
10.11**	United States Trademark Assignment, dated March 16, 2004, between TCBY Enterprises, Inc. and TCBY Systems, LLC
10.12**	International Trademark Assignment, dated March 16, 2004, between TCBY Enterprises, Inc. and TCBY Systems, LLC
10.13*	Severance Assumption Agreement, dated as of March 16, 2004, by and among Mrs. Fields’ Original Cookies, Inc., Mrs. Fields Famous Brands, LLC, Larry A. Hodges and Mrs. Fields’ Companies, Inc.
10.14*	Management Agreement, dated as of March 16, 2004, by and between Mrs. Fields Famous Brands, LLC and Mrs. Fields’ Original Cookies, Inc.
10.15*	Tax Allocation Agreement, dated as of March 16, 2004, by and among Mrs. Fields’ Companies, Inc., Mrs. Fields Famous Brands, LLC and the subsidiaries of Mrs. Fields Famous Brands, LLC named therein
10.16*	Insurance Allocation Agreement, dated as of March 16, 2004, by and among Mrs. Fields’ Companies, Inc. and all of its subsidiaries
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

10.21*	Assignment and Assumption of Lease, dated as of March 16, 2004, between Mrs. Fields’ Original Cookies, Inc. and Mrs. Fields Famous Brands, LLC, pertaining to the Cottonwood Parkway Headquarters Lease
10.22*	Sublease, dated as of March 16, 2004, by and between Mrs. Fields Famous Brands, LLC and Mrs. Fields’ Original Cookies, Inc.

Exhibit No.	Description
10.23*	Lease Agreement, dated May 31, 2003, between Mrs. Fields’ Original Cookies, Inc. and Transwestern Commercial Services LP, pertaining to the Training Facility
10.24*	Assignment and Assumption of Lease, dated as of March 16, 2004, between Mrs. Fields’ Original Cookies, Inc. and Mrs. Fields Famous Brands, LLC, pertaining to the Training Facility Lease
10.25*	Lease Agreement, dated March 31, 2001, between Mrs. Fields’ Original Cookies, Inc. and Mrs. Fields Famous Brands, LLC, pertaining to the Mrs. Fields Gifts Facility
10.26*	Assignment and Assumption of Lease, dated as of March 16, 2004, between Mrs. Fields’ Original Cookies, Inc. and Mrs. Fields Famous Brands, LLC, pertaining to the Mrs. Fields Gifts Facility Lease
10.27*	Mrs. Fields Franchise Agreement, dated as of March 16, 2004, by and among Mrs. Fields Franchising, LLC and Mrs. Fields’ Original Cookies, Inc.
10.28*	Great American Cookies Company Franchise Agreement, dated as of March 16, 2004, by and between Great American Cookies Company Franchising, LLC and Mrs. Fields’ Original Cookies, Inc.
10.29*	Pretzel Time Franchise Agreement, dated as of March 16, 2004, by and between Pretzel Time Franchising, LLC and Mrs. Fields’ Original Cookies, Inc.
10.30*	Pretzelmaker Franchise Agreement, dated as of March 16, 2004, by and between Pretzelmaker Franchising, LLC and Mrs. Fields’ Original Cookies, Inc.
10.31**	TCBY Franchise Agreement, dated as of March 16, 2004, by and between TCBY Systems, LLC and Mrs. Fields’ Original Cookies, Inc.
10.32**	License Agreement, dated as of March 16, 2004, by and between Mrs. Fields Franchising, LLC and Mrs. Fields’ Original Cookies, Inc., related to the Hot Sam brand
10.33*	License Agreement, dated as of March 16, 2004, between Mrs. Fields Franchising, LLC and Mrs. Fields’ Original Cookies, Inc., related to the Original Cookie Company brand
10.34*	Purchase Agreement, dated December 1, 1999, between The Mrs. Fields’ Brand, Inc. and Nonni’s Food Company, Inc.
10.35*	Amendment Number One to Purchase Agreement, dated as of December 28, 2000, between The Mrs. Fields’ Brand, Inc. and Nonni’s Food Company, Inc.
10.36*	Amendment Number Two to Purchase Agreement, dated as of January 17, 2002, between The Mrs. Fields’ Brand, Inc. and Nonni’s Food Company, Inc.
10.37*	Trademark License Agreement, dated January 3, 2000, between The Mrs. Fields’ Brand, Inc. and Nonni’s Food Company, Inc.
10.38*	Amendment No. 1, dated December 29, 2000, to Trademark License Agreement dated January 3, 2000, between The Mrs. Fields’ Brand, Inc. and Nonni’s Food Company, Inc.
10.39*	Trademark License Agreement, dated February 21, 2001, between The Mrs. Fields’ Brand, Inc. and Nonni’s Food Company, Inc.
10.40*	Amendment No. 1, dated January 17, 2002, to Trademark License Agreement dated February 21, 2001, between The Mrs. Fields’ Brand, Inc. and Nonni’s Food Company, Inc.
10.41*	Amendment No. 2, dated March 31, 2003, to Trademark License Agreement dated February 21, 2001, between Mrs. Fields’ Original Cookies, Inc. and Nonni’s Food Company, Inc.
10.42*	Trademark License Agreement, dated as of January 2, 2002, between The Mrs. Fields’ Brand, Inc. and Nonni’s Food Company, Inc.
10.43*	Trademark License Agreement, dated March 31, 2003, between Mrs. Fields’ Original Cookies, Inc. and Nonni’s Food Company, Inc.

Exhibit No.	Description
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

10.49***	Supply Agreement, dated December 31, 2002, between Mrs. Fields’ Original Cookies, Inc. and Countryside Baking Company, Inc.
10.50***	Exclusive Supply Agreement, dated as of November 19, 2002, by and between TCBY Systems, LLC and Americana Foods Limited Partnership
10.51**	Beverage Marketing Agreement, dated March 7, 2003, between Mrs. Fields’ Original Cookies, Inc. and Coca-Cola Fountain, part of The Coca-Cola Company
10.52*	Assignment Agreement, dated as of March 16, 2004, by and among Mrs. Fields’ Original Cookies, Inc., Mrs. Fields Famous Brands, LLC and Coca-Cola Fountain
10.53*	Supply and Distribution Agreement, dated August 9, 1998, between Mrs. Fields’ Original Cookies, Inc. and Dawn Food Products
10.54*	Assignment Agreement, dated as of March 16, 2004, by and among Mrs. Fields’ Original Cookies, Inc., Mrs. Fields Famous Brands, LLC and Dawn Food Products
10.55*	Food and Packaging Distribution Agreement, dated November 14, 2002, between TCBY Systems, LLC and Blue Line Distributing
10.56*	Amended and Restated Employment Agreement, dated March 16, 2004, by and among Stephen Russo, Mrs. Fields Famous Brands, LLC and Mrs. Fields’ Companies, Inc.
10.57	[Reserved]
10.58*	Amended and Restated Employment Agreement, dated March 16, 2004, by and between Michael R. Ward and Mrs. Fields Famous Brands, LLC
10.59**	Mrs. Fields’ Companies, Inc. Director Stock Option Plan (f/k/a Mrs. Fields Famous Brands, Inc. Director Stock Option Plan)
10.60**	Mrs. Fields’ Companies, Inc. Employee Stock Option Plan (f/k/a Mrs. Fields Famous Brands, Inc. Employee Stock Option Plan)
10.61

Mrs. Fields’ Companies, Inc. Phantom Stock Plan, effective as of May 25, 2004, and form of performance unit Grant Agreement, included as Exhibit 10.61 to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 2004, and incorporated herein by reference.

Exhibit No.	Description
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

10.64****	Marketing Allowance Agreement, dated as of December 24, 2004, between Mrs. Fields Franchising, LLC and Shadewell Grove IP, LLC
10.65****	Trademark License Agreement, dated December 24, 2004, between Mrs. Fields Franchising, LLC and Shadewell Grove IP, LLC
10.66†	Option Agreement and Amendment to License Agreement, dated December 12, 2005 between Maxfield Candy Company and Mrs. Fields Franchising, LLC
10.67

Industrial Net Lease Agreement, effective as of March 1, 2006 by and between Natomas Meadows Two, LLC and Mrs. Fields Famous Brands, LLC filed as exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2006

10.68†	Extension to Distribution Agreement, dated effective as of November 15, 2005, between Blue Line Distributing, a division of Little Caesar Enterprises, Inc., and TCBY Systems, LLC.
12.1†	Computation of ratio of earnings to fixed charges of Mrs. Fields Famous Brands, LLC
21.1†	Subsidiaries of Mrs. Fields Famous Brands, LLC
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

****

Included as an exhibit with corresponding exhibit number to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2005, and incorporated herein by reference.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MRS. FIELDS FAMOUS BRANDS, LLC

/s/ Stephen Russo	March 20, 2006
Stephen Russo, President and

Date

Chief Executive Officer

/s/ Mark C. McBride	March 20, 2006
Mark C. McBride

Date

Chief Accounting Officer and Treasurer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Russo	President, Chief Executive Officer	March 20, 2006
Stephen Russo	and Manager

/s/ Mark C. McBride	Chief Accounting Officer	March 20, 2006
Mark C. McBride

/s/ Alexander Coleman	Manager	March 20, 2006
Alexander Coleman

/s/ John D. Collins	Manager	March 20, 2006
John D. Collins

/s/ Richard M. Ferry	Manager	March 20, 2006
Richard M. Ferry

/s/ George N. Fugelsang	Manager	March 20, 2006
George N. Fugelsang

/s/ Walker Lewis	Manager	March 20, 2006
Walker Lewis

/s/ Peter W. Mullin	Manager	March 20, 2006
Peter W. Mullin

/s/ John D. Shafer	Manager	March 20, 2006
John D. Shafer

/s/ Christopher Wright	Manager	March 20, 2006
Christopher Wright

MRS. FIELDS FAMOUS BRANDS, LLC

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Balance at
	beginning			end of
Description	of period	Additions	Deductions	period
Allowance for Doubtful Accounts:
Year ended December 31, 2005	$1,295,000	$(74,000)	$609,000	$612,000
Year ended January 1, 2005	$1,948,000	$161,000	$814,000	$1,295,000
Year ended January 3, 2004	$2,434,000	$48,000	$534,000	$1,948,000

S-1

MRS. FIELDS FAMOUS BRANDS, LLC

Report of Independent Registered Public Accounting Firm

The Board of Managers

Mrs. Fields Famous Brands, LLC:

We have audited the accompanying consolidated balance sheets of Mrs. Fields Famous Brands, LLC (see Note 1) as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations and comprehensive income (loss), member’s deficit and cash flows for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mrs. Fields Famous Brands, LLC as of December 31, 2005 and January 1, 2005, and the results of their operations and their cash flows for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Salt Lake City, Utah

March 17, 2006

MRS. FIELDS FAMOUS BRANDS, LLC

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,	January 1,
	2005	2005
ASSETS:
Cash and cash equivalents	$23,664	$19,859
Receivables, net of allowance for doubtful accounts of $612 and $1,295, respectively	8,061	8,039
Amounts due from affiliates	—	23
Inventories	2,869	2,626
Prepaid expenses and other	932	1,200
Deferred tax asset	780	1,120
Total current assets	36,306	32,867
Property and equipment, net	4,360	3,486
Goodwill	78,683	113,456
Trademarks and other intangible assets, net	12,755	23,419
Deferred loan costs, net of accumulated amortization of $9,964 and $9,043, respectively	6,964	7,885
Deferred tax asset	151	—
Other assets	678	668
	$139,897	$181,781

LIABILITIES AND MEMBER’S DEFICIT:
Accounts payable	$6,496	$4,334
Accrued liabilities	12,289	14,646
Amounts due to affiliates	3,949	2,780
Current portion of capital lease obligations	104	36
Current portion of deferred revenues	1,074	2,049
Total current liabilities	23,912	23,845
Long-term debt	195,747	195,747
Capital lease obligations, net of current portion	485	427
Deferred revenues, net of current portion	1,175	1,387
Deferred tax liability	—	3,876
Total liabilities	221,319	225,282
Member’s deficit	(81,273)	(43,365)
Accumulated other comprehensive loss	(149)	(136)
Total member’s deficit	(81,422)	(43,501)
COMMITMENTS AND CONTINGENCIES	$139,897	$181,781

See accompanying notes to the consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollars in thousands)

	For the Fiscal Year Ended
	December 31,	January 1,	January 3,
	2005	2005	2004
REVENUES:
Franchising	$53,528	$55,913	$58,645
Gifts	30,136	25,849	17,405
Licensing	4,016	4,945	5,464
Other	272	353	474
Total revenues	87,952	87,060	81,988
OPERATING COSTS AND EXPENSES:
Franchising	21,746	21,893	20,040
Gifts	28,418	20,733	13,207
Licensing	1,132	1,516	1,155
General and administrative	8,527	9,727	10,811
Stock compensation expense	—	75	50
Costs associated with debt refinancing, net	—	249	684
Depreciation	1,145	1,221	1,973
Amortization	2,831	2,832	1,780
Impairment of goodwill and intangible assets	43,707	—	—
Other operating expenses, net	219	147	331
Total operating costs and expenses	107,725	58,393	50,031
Income (loss) from operations	(19,773)	28,667	31,957

Interest expense, net	(20,943)	(24,905)	(25,041)
Other income	—	1,054	—
Income (loss) from continuing operations before provision (benefit) for income taxes	(40,716)	4,816	6,916
Provision (benefit) for income taxes	(2,808)	2,254	2,403
Income (loss) from continuing operations	(37,908)	2,562	4,513

Income from discontinued operations (net of income taxes of $0, $65 and $158, respectively)	—	104	255
Net income (loss)	$(37,908)	$2,666	$4,768

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(37,908)	$2,666	$4,768
Foreign currency translation adjustment	(13)	9	(10)
Comprehensive income (loss)	$(37,921)	$2,675	$4,758

See accompanying notes to the consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC

Consolidated Statements of Member’s Deficit

(Dollars in thousands)

			Accumulated
		Deferred	Other
	Member’s	Stock	Comprehensive
	Deficit	Compensation	Loss	Total
Balance at December 28, 2002	$(47,641)	$(329)	$(135)	$(48,105)
Stock compensation expense	—	50	—	50
Unvested options returned to plan	(204)	204	—	—
Distribution to parent under tax sharing agreement	(1,555)	—	—	(1,555)
Other comprehensive loss	—	—	(10)	(10)
Net income	4,768	—	—	4,768
Other activity with parent	(10,969)	—	—	(10,969)
Balance at January 3, 2004	(55,601)	(75)	(145)	(55,821)
Stock compensation expense	—	75	—	75
Contribution by parent	17,500	—	—	17,500
Repurchase of stock options in parent	(108)	—	—	(108)
Other comprehensive income	—	—	9	9
Net income	2,666	—	—	2,666
Other activity with parent	(7,822)	—	—	(7,822)
Balance at January 1, 2005	(43,365)	—	(136)	(43,501)
Other comprehensive loss	—	—	(13)	(13)
Net loss	(37,908)	—	—	(37,908)
Balance at December 31, 2005	$(81,273)	$—	$(149)	$(81,422)

See accompanying notes to the consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Fiscal Year Ended
	December 31,	January 1,	January 3,
	2005	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(37,908)	$2,666	$4,768
Net income from discontinued operations, net of income taxes	—	(104)	(255)
Adjustments to reconcile net income (loss) from to net cash provided by operating activities:
Loss on disposal of assets	353	—	—
Impairment of goodwill and intangible assets	43,707	—	—
Depreciation and amortization	3,976	4,053	3,753
Amortization of deferred loan costs	921	3,518	4,578
Stock compensation expense	—	75	50
Amortization of discount on notes	—	1,245	596
Gain on sale of equity warrants	—	(1,054)	—
Non-cash debt increases associated with PIK interest	—	—	585
Deferred income taxes	(3,687)	(523)	(846)
Changes in assets and liabilities:
Receivables, net	(22)	1,031	249
Amounts due to/from affiliates, net	1,192	(378)	(4,652)
Inventories, net	(243)	(664)	(590)
Prepaid expenses and other	268	(78)	(539)
Other assets	(111)	(158)	59
Accounts payable	2,162	(2,455)	594
Accrued liabilities	(2,857)	1,436	6,356
Deferred revenue	(1,187)	(872)	(92)
Net cash provided by continuing operating activities	6,564	7,738	14,614
Net cash (used in) provided by discontinued operating activities	—	(301)	541
Net cash provided by operating activities	6,564	7,437	15,155
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity warrants	—	1,054	—
Purchases of property and equipment	(2,174)	(859)	(220)
Purchase of license repurchase option	(500)	—	—
Net cash (used in) provided by investing activities	(2,674)	195	(220)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under line of credit	—	(3,452)	2,480
Principal payments on long-term debt	—	(98,014)	(5,609)
Payment of debt financing costs	—	(11,975)	(2,351)
Proceeds from issuance of Senior Secured Notes	—	115,000	—
Principal payments on capital lease	(72)	(37)	—
Contribution by parent	—	17,500	—
Repurchase of stock options in parent	—	(108)	—
Distribution to parent under tax sharing agreement and merger costs	—	—	(76)
Other activity with parent	—	(7,996)	(10,969)
Net cash (used in) provided by financing activities	(72)	10,918	(16,525)
Effect of foreign exchange rate changes on cash	(13)	9	(10)
Net increase (decrease) in cash and cash equivalents	3,805	18,559	(1,600)
Cash and cash equivalents at beginning of period	19,859	1,300	2,900
Cash and cash equivalents at end of period	$23,664	$19,859	$1,300

See accompanying notes to the consolidated financial statements.

	For the Fiscal Year Ended
	December 31,	January 1,	January 3,
	2005	2005	2004
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$20,562	$16,541	$19,050
Cash paid for income taxes	85	50	317
Cash paid to parent for income taxes	—	1,450	7,050

Supplemental Disclosures of Noncash Investing and Financing Activities:
Assets acquired under capital lease	$198	$500	$—
Property and equipment contributed by parent	—	174	—
Distributions payable to parent under tax sharing agreement	—	—	1,555

See accompanying notes to the consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to the Consolidated Financial Statements

1. Basis of Presentation and Description of Business

Basis of Presentation

Mrs. Fields Famous Brands, LLC (the “Company” or “Mrs. Fields”) is an entity that was formed in March 2004 in connection with the reorganization of certain entities and segments that are under the common control of Mrs. Fields’ Companies, Inc. (“MFC”), formerly known as Mrs. Fields’ Famous Brands, Inc. The Company is a wholly-owned subsidiary of Mrs. Fields’ Original Cookies, Inc., (“MFOC”). MFOC is a wholly-owned subsidiary of Mrs. Fields’ Holding Company, Inc. (“MFH”), and MFH is a wholly-owned subsidiary of MFC. Prior to the reorganization, TCBY Systems, LLC (“TCBY”) was a wholly-owned subsidiary of TCBY Enterprises, LLC (“TCBY Enterprises”), whose parent was also MFC.

The accompanying consolidated financial statements prior to the formation of the Company on March 16, 2004 include the accounts of TCBY and the franchising, gifts and licensing segments of MFOC. In March 2004, MFC completed a reorganization whereby TCBY and the franchising, gifts and licensing segments of MFOC were contributed to the Company. These financial statements have been prepared to reflect this reorganization as if it had occurred on December 29, 2002 (the beginning of fiscal 2003.)

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

The other activity with parent line items on the consolidated statements of member’s deficit and the consolidated statements of cash flows represent the net activity between the Company and MFOC prior to the reorganization in March 2004.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All transactions and balances between the consolidated entities and segments have been eliminated.

Description of Business

The Company develops and franchises retail stores which sell core products including cookies, brownies, frozen yogurt, ice cream and pretzels through five specialty branded concepts: Mrs. Fields, Great American Cookie Company, TCBY, Pretzel Time and Pretzelmaker.

In connection with its franchising activities, the Company authorizes third-party licensees and franchisees to use certain business formats, systems, methods, procedures, designs, layouts, specifications, trade names and trademarks in the United States of America (the “United States”) and other countries. Additionally, the Company licenses the use of its trademarks, logos and recipes to third parties for distribution of Mrs. Fields and TCBY branded products through non-bakery stores and cafes. The Company also markets and distributes products through catalogs and the Internet.

2. Summary of Significant Accounting Policies

Accounting Periods

The Company operates using a 52/53-week fiscal year ending on the Saturday closest to December 31. Fiscal 2005 and 2004 are 52-week years ending December 31, 2005 and January 1, 2005, respectively. Fiscal 2003 is a 53-week year ending January 3, 2004.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.

Receivables

Most of the Company’s receivables are due from domestic and international franchisees, distributors, licensees and corporate customers of our gifts segment. These receivables consist of normal trade accounts receivable and longer-term notes receivable. Service charges may be assessed on past due invoices but any revenue associated with these charges is only recognized when collected. The Company maintains an allowance for doubtful accounts to cover potential losses. This allowance is the Company’s best estimate of the amount of probable collection losses in the Company’s existing trade accounts receivable. The Company determines the allowance based upon historical write-off experience and individual facts and circumstances associated with individual debtors. If the assumptions that are used to determine the allowance for doubtful accounts change, the Company may have to provide for a greater level of expense in future periods or reverse amounts provided in prior periods.

Prior to fiscal 2001, TCBY extended credit from time to time in the form of notes receivable to franchisees and certain of these notes receivable remain outstanding. Notes receivable from franchisees are primarily collateralized by equipment located at the franchisees’ stores. These notes bear interest at market rates and mature at various dates through April 2009. TCBY regularly reviews the notes for non-performance. Notes that are considered non-performing are placed on a non-accrual status when the collectability of principal or interest becomes uncertain. During the years ended December 31, 2005, January 1, 2005 and January 3, 2004, TCBY recognized no interest income pertaining to these notes receivable.

Prior to fiscal 2001, TCBY factored various notes receivable aggregating $2.1 million. Under the terms of the factoring agreement, TCBY is ultimately responsible to the factoring agent for the realizability of the notes receivable. In the event of non-performance, the factoring agent has recourse against TCBY to a maximum level of $478,000 and $701,000 as of December 31, 2005 and January 1, 2005, respectively. The Company has reserves of $478,000 and $569,000 as of December 31, 2005 and January 1, 2005, respectively, for this potential recourse liability. This reserve is included in accrued liabilities in the accompanying consolidated balance sheets.

Notes receivable at December 31, 2005 and January 1, 2005 comprised the following (in thousands):

	December 31,	January 1,
	2005	2005
Non-performing notes	$—	$521
Allowance for doubtful accounts	—	(521)
Non-performing notes, net	—	—
Performing notes	195	225
Allowance for doubtful accounts	(69)	(76)
Performing notes, net	126	149
	$126	$149

The activity in the allowance for notes receivable for the years ended December 31, 2005 and January 1, 2005 is as follows (in thousands):

	December 31,	January 1,
	2005	2005
Beginning balance	$(597)	$(713)
Write-offs	528	116
	$(69)	$(597)

Inventories

Inventories consist of raw materials, finished goods, packaging and novelties and are stated at the lower of cost (first-in, first-out method) or market value. Inventories at December 31, 2005 and January 1, 2005 are comprised of the following (in thousands):

	December 31,	January 1,
	2005	2005
Raw materials	$1,283	$958
Finished goods	770	643
Packaging	548	653
Novelties	268	372
	$2,869	$2,626

Property and Equipment

Equipment and fixtures are stated at cost less accumulated depreciation and are depreciated over three to seven years using the straight-line method. Leasehold improvements are stated at cost less accumulated depreciation and are depreciated over the term of the lease using the straight-line method. Property and equipment at December 31, 2005 and January 1, 2005 are comprised of the following (in thousands):

	December 31,	January 1,
	2005	2005
Leasehold improvements	$4,241	$3,879
Equipment and fixtures	7,927	9,801
Land	240	240
	12,408	13,920
Less accumulated depreciation	(8,048)	(10,434)
	$4,360	$3,486

Property and equipment at December 31, 2005 and January 1, 2005 includes gross assets acquired under a capital lease of $698,000 and $500,000, respectively, and related accumulated depreciation of $139,000 and $53,000, respectively.

Expenditures that materially extend useful lives of property and equipment are capitalized. Routine maintenance, repairs and renewal costs are expensed as incurred. Gains or losses from the sale or retirement of property and equipment are recorded in current operations.

Goodwill, Trademarks and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and be reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

On an annual basis (in the fourth quarter), the Company performs an assessment for impairment of its carrying value of goodwill associated with each of its reporting units defined as Bakery Franchising, Dairy Franchising, Gifts and Licensing by comparing each reporting unit’s fair value with its carrying value. The estimated fair value of goodwill is affected by, among other things, operating results, the Company’s business plan for the future, estimated results of future operations and the comparable companies and transactions that are used to estimate the fair value of the goodwill. To the extent that the carrying value of a reporting unit exceeds it fair value, goodwill is written down to its implied fair value. Changes in the business plan or operating results that are different than the projections used to develop the reporting units fair value may have an impact on the valuation of the goodwill. The Company engaged an independent valuation firm to assist us in determining the fair value of each of the Company’s reporting units and compared it to the carrying amount of the reporting unit as of December 31, 2005. The carrying amount of the Dairy Franchising reporting unit exceeded its fair value.

The Company compared the implied fair value of the Dairy Franchising reporting unit’s goodwill with the carrying amount of the goodwill and determined an impairment of Dairy Franchising goodwill of $34.8 million for the year ended December 31, 2005. The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.”

Additionally, the Company determined that a triggering event had occurred under SFAS No. 144 as a result of an eroding TCBY franchise system, fewer locations, consistent negative year-over-year same store sales by our TCBY franchisees and the Company’s inability to locate and open a significant number of new or additional franchise locations. These factors have resulted in continued decreases in franchise royalties and yogurt formulation revenues from the Company’s TCBY franchise system. Therefore, the Company recorded charges to write-down the TCBY trade names and franchise relationships of $1.7 million and $7.2 million, respectively, for the year ended December 31, 2005. In addition, the fair value becomes the new basis of the assets and they are amortized over the remaining useful life of the assets pursuant to SFAS No. 144.

The Company anticipates that the TCBY locations will continue to decline in the near future, at least until the reconcepting tests are completed and a plan has been developed to implement the reconcepting in qualified TCBY traditional stores. The Company anticipates the reconcepting tests will be completed in the fourth quarter of fiscal 2006. While management is encouraged by the consumer data we have collected, there can be no assurances that the reconcepting plans or implementation will be successful, or that a reconcepting will slow or reverse the declining TCBY store count or contribution, which may adversely affect the Company’s results of operations.

The following outlines the Company’s goodwill by reporting unit as of December 31, 2005 and January 1, 2005 (in thousands):

	December 31,	January 1,
	2005	2005
Bakery Franchising	$60,404	$60,404
Dairy Franchising	14,568	49,341
Gifts	1,859	1,859
Licensing	1,852	1,852
Total	$78,683	$113,456

Trademarks and other intangible assets are comprised of definite-lived assets and are amortized over 5 to 15 years. The following outlines the Company’s trademarks and other intangibles as of December 31, 2005 and January 1, 2005 (in thousands):

	December 31,	January 1,
	2005	2005
Trademarks and trade names	$15,404	$19,761
Franchise relationships	2,600	13,370
Recipes	4,150	4,150
Reacquired franchise and license rights	1,528	528
Covenant not to compete	—	60
	23,682	37,869
Less accumulated amortization	(10,927)	(14,450)
	$12,755	$23,419

During 2005, the Company, through Mrs. Fields Franchising, LLC (“MFF”), entered into an Option Agreement and Amendment to License Agreement (the “Option”) with Maxfield Candy Company (“Maxfield”), one of our licensees, who produces and sells Mrs. Fields branded premium candy products in certain distribution channels under a trademark license agreement (the “License”).  The Option grants MFF an option to repurchase the License, excercisable during a period from the second to the fifth anniversary of the Option date.  The Option purchase price is $1 million, one-half of which was paid by MFF when the Option was signed by the parties, and one-half of which will be paid to Maxfield on the first anniversary of that date.  The repurchase price for the License is due only if MFF exercises the Option and ranges from $4.5 million to $7.0 million, depending on when the Option is exercised.  One-half of the Option purchase price will be credited to the License repurchase price in a manner described in the Option if MFF exercises the Option. The parties also agreed to certain modifications of the License as part of the Option. At December 31, 2005, the Option purchase price is included in reacquired franchise and license rights and is being amortized over the term of the Option.

Amortization expense of the intangible assets for the years ended December 31, 2005, January 1, 2005 and January 3, 2004 was $2.7 million, $2.7 million and $1.7 million, respectively. Future amortization expense of the intangible assets as of December 31, 2005, is estimated to be as follows (in thousands):

Fiscal Year
2006	$2,010
2007	1,968
2008	1,968
2009	1,827
2010	1,686
Thereafter	3,296
$12,755

Deferred Loan Costs

Deferred loan costs are amortized over the life of the related debt using the effective interest method. During the years ended December 31, 2005, January 1, 2005 and January 3, 2004, the Company amortized deferred loan costs of approximately $921,000, $3.5 million and $4.6 million, respectively, to interest expense.

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

Accrued Liabilities

Accrued liabilities consist of the following at December 31, 2005 and January 1, 2005 (in thousands):

	December 31,	January 1,
	2005	2005
Accrued liabilities	$4,778	$4,701
Accrued compensation and benefits	1,534	3,968
Accrued interest payable	5,977	5,977
	$12,289	$14,646

On June 24, 2004, the Company announced a reorganization of its executive management team effective June 28, 2004. As a result of this reorganization, the Company terminated the employment of two Senior Vice Presidents effective June 28, 2004 and accrued approximately $600,000 related to severance expenses. As of December 31, 2005, there were no remaining severance payments. As of January 1, 2005, remaining severance payments of $466,000 were included in accrued compensation and benefits.

On May 7, 2003, the Board of Directors of MFOC accepted the resignation of Larry A. Hodges as its President, Chief Executive Officer and Director, which resignation was effective on May 14, 2003. Pursuant to the terms of a Separation Agreement dated August 6, 2003 and a Severance Assumption Agreement dated March 16, 2004 among MFC, MFOC, the Company and Mr. Hodges (the “Separation Agreements”), Mr. Hodges received 28 months of salary as severance, which was paid semi-monthly through the end of 2004, and the balance was paid in a lump sum in January 2005. An aggregate of $321,000 in severance payments were due to Mr. Hodges and were included in accrued compensation and benefits as of January 1, 2005.

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

The Company receives cash payments for product formulation fees and allowances from suppliers based on the amount of product purchased directly by our distributors and franchisees. The product formulation fees include cash payments to the Company for the right to use the Company’s proprietary formulations and recipes to manufacture the frozen dough, dough mixes and TCBY products these suppliers sell to our franchisees. Formulation fees and allowances are recorded as franchising revenues upon shipment of product to the Company’s distributors or franchisees. During fiscal 2005, 2004 and 2003, we included in franchising revenues $12.8 million, $15.1 million and $16.5 million, respectively, for product formulation fees and allowances.

In March 2003, the Company received $2.0 million from a supplier as an advance to maintain and expand beverage concepts at the Company’s franchised store locations. This advance is being recognized as franchising revenues on a ratable basis over the six-year term of the agreement.

Operating Expenses

Franchising operating expenses consist of costs incurred to generate franchising revenues which include (i) franchise development and support expenses including expenses relating to brand investment initiatives; (ii) operations and supervision expenses; and (iii) product cost of sales of our manufacturing facility.

Gifts operating expenses consist of costs incurred to generate gift revenues which include (i) cost of sales; (ii) selling and advertising costs; and (iii) general and administrative expenses directly related to the gifts segment. Cost of sales includes inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs and other costs of our distribution network.

Licensing operating expenses consist of costs incurred to generate licensing revenues, which primarily are selling expenses, which include (i) payroll and payroll-related costs; (ii) outside commissions; and (iii) professional fees.

General and administrative expenses include (i) payroll and payroll-related costs of corporate employees such as executive, accounting, legal, human resources and information systems personnel; (ii) travel and travel-related expenses of corporate employees; (iii) professional and legal fees, bank charges, insurance costs and facility costs not related to the generation of revenues. These costs are associated with providing management support for all of our business segments.

Shipping and Handling Costs

The Company charges its gifts and manufacturing facility customers for shipping and handling costs and records the revenues in gifts revenues and franchising revenues, respectively. The costs for shipping and handling are included in gifts expense and franchising expense, respectively.

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

Fair Value of Financial Instruments

The Company estimates that the total fair market value of its 9 percent Senior Secured Notes (see Note 3) and its 11½ percent Senior Secured Notes (see Note 3) was approximately $56.5 million and $92.0 million, respectively, as of December 31, 2005. These estimates are based on quoted market prices. The book values of the Company’s other financial instruments, including accounts receivable and accounts payable, approximate fair values at the respective balance sheet dates because of the relatively short maturity of these instruments or valuation allowances which have been recorded to report the balances at fair value. The carrying amount of other long-term debt obligations approximates its fair value because the related interest rates are at market rates.

Advertising

The Company administers advertising funds collected from its franchisees. The Company directs the expenditures of the advertising funds in connection with advertising and marketing campaigns for the benefit of the respective concepts. The advertising funds and their related activities are not included in the accompanying consolidated financial statements.

Advertising costs are expensed as incurred. During the years ended December 31, 2005, January 1, 2005, and January 3, 2004, the Company incurred advertising expenses excluding the expenditures of the advertising funds totaling approximately $6.0 million, $4.5 million and $1.7 million, respectively.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 (“SFAS 154”), “Accounting for Changes and Errors Corrections - a Replacement of APB Opinion 20 and FASB Statement No. 3.”  Previously, Accounting Principles Board Opinion No. 20 (“APB 20”), “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principles in net income of the period of the change. SFAS 154 requires companies to recognize changes in accounting principles, including changes required by new accounting pronouncements when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS 154 if the need for such a change arises after the effective date of January 1, 2006.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment,” which is a revision of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company beginning January 1, 2006. The adoption of SFAS 123R is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

3. Long-Term Debt and Capital Lease Obligations

Long-Term Debt

Long-term debt consists of the following at December 31, 2005 and January 1, 2005 (in thousands):

	December 31,	January 1,
	2005	2005
Senior Secured Notes, interest at 11 1/2 percent payable semi-annually in arrears on March 15 and September 15, due March 15, 2011	$115,000	$115,000
Senior Secured Notes, interest at 9 percent payable semi-annually in arrears on March 15 and September 15, due March 15, 2011	80,747	80,747
	$195,747	$195,747

Debt Refinancing

On March 16, 2004, the Company issued $80.7 million of 9 percent senior secured notes (the “9 percent Senior Secured Notes”) in exchange for $80.7 million of existing senior notes (the “Senior Notes”) and issued $115.0 million of 11½ percent senior secured notes (the “11½ percent Senior Secured Notes” together with the 9 percent Senior Secured Notes, the “Senior Secured Notes”). The proceeds from the 11½ percent Senior Secured Notes were used to retire substantially all of the Company’s indebtness, except capital lease obligations.

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

The Senior Secured Notes are redeemable at the option of the Company anytime on or after March 15, 2008. The Company may redeem up to 35 percent of the aggregate principal amount of the notes with the net proceeds of certain equity offerings prior to March 15, 2007. The Senior Secured Notes require the Company to offer to repurchase a portion of the notes at 100 percent of the principal amount, plus accrued and unpaid interest thereon to the date of purchase, with 50 percent of the Company’s “excess cash flow”, as defined in the indenture agreement, when the ratio of the Company’s Net Indebtedness to Consolidated EBITDA is above 3.75 to 1.0 and the cumulative unpaid excess cash flow offer amount exceeds $10.0 million. In the event of a change in control, the holders of the Senior Secured Notes will have the right to put the notes to the Company at 101 percent of their principal amount, plus accrued and unpaid interest, provided at least 65 percent of the aggregate principal amount of the Senior Secured Notes originally issued remain outstanding.

The Senior Secured Notes contain certain covenants that limit among other things, the ability of the Company and its subsidiaries to (i) incur additional indebtedness; (ii) make certain investments or enter into sale and leaseback transactions; (iii) pay dividends, redeem subordinated debt, repurchase the Company’s or its subsidiaries stock or make any other restricted payments as defined in the indenture; (iv) enter into certain transactions with affiliates; (v) create or incur liens; (vi) transfer or sell assets; (vii) make dividends, distributions or other payments from the Company’s subsidiaries; (viii) consummate a merger, consolidation or sale of all or substantially all of our assets; and (ix) engage in unrelated business.

As of January 1, 2005, the Company had incurred $13.9 million of costs directly related to the debt refinancing. Generally, these costs would be deferred and amortized as interest expense over the term of the Senior Secured Notes. However, for the years ended January 1, 2005 and January 3, 2004, respectively, approximately $5.0 million and $684,000 of these costs related to the exchange of $80.7 million of Senior Notes for $80.7 million of Senior Secured Notes and were expensed, net of the gain recognized on the early retirement of the remaining indebtedness of $4.8 million during the year ended January 1, 2005, in the respective period in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” and included in the caption “costs associated with debt refinancing, net” in the consolidated statements of operations.

Capital Lease Obligations

As of December 31, 2005, the future minimum lease payments, including interest, for capital lease obligations are as follows (in thousands):

Fiscal Year
2006	$158
2007	158
2008	116
2009	85
2010	85
Thereafter	199
Total minimum lease payments	801
Less amount representing interest	(212)
Present value of net minimum lease payments	$589

4. Income Taxes

Provision for Income Taxes

The components of the provision for income taxes for the years ended December 31, 2005 January 1, 2005 and January 3, 2004 are as follows (in thousands):

	For the Fiscal Year Ended
	December 31,	January 1,	January 3,
	2005	2005	2004
Current
Federal	$693	$2,180	$2,697
State	150	517	552
Foreign	36	80	—
	879	2,777	3,249
Deferred
Federal	(3,061)	(434)	(670)
State	(626)	(89)	(176)
	(3,687)	(523)	(846)
Total provision (benefit) for income taxes	$(2,808)	$2,254	$2,403

The differences between income taxes at the U.S. federal statutory income tax rate and income taxes reported in the consolidated statements of operations for the years ended December 31, 2005, January 1, 2005 and January 3, 2004 are as follows (in thousands):

	For the Fiscal Year Ended
	December 31,	January 1,	January 3,
	2005	2005	2004
Federal statutory income tax rate	$(13,843)	$1,637	$2,299
State income taxes	(315)	209	269
Impairment of goodwill and intangibles	11,301	—	—
Foreign taxes	—	80	—
Deferred compensation adjustment	—	572	—
Other	49	(244)	(165)
Effective income tax rate	$(2,808)	$2,254	$2,403

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2005 and January 1, 2005 are as follows (in thousands):

	December 31,	January 1,
	2005	2005
Deferred tax assets - current:
Allowance for doubtful accounts	$232	$411
Deferred revenues	52	198
Accrued expenses	304	407
Other	192	104
Deferred tax assets - current:	$780	$1,120
Deferred tax liabilities - long-term:
Intangibles	$(2,084)	$(6,682)
Other	(95)	(134)
Total deferred tax liabilities - long-term	(2,179)	(6,816)
Deferred tax assets - long-term:
Loan costs	1,575	1,888
Reserves	23	391
Depreciation	455	350
Other	277	311
Total deferred tax assets - long-term	2,330	2,940
Deferred tax asset (liability), net - long-term	$151	$(3,876)

A valuation allowance is provided when it is more likely than not that all or some of the deferred income tax assets will not be realized. Management has concluded that it is more likely than not that the Company will realize its deferred income tax assets.

In connection with the reorganization described in Note 1, the Company entered into a tax allocation agreement with MFC pursuant to which the Company agreed to make payments to MFC, after taking into account payments the Company makes directly to tax authorities, based on the Company’s stand-alone consolidated federal income tax liability, determined as if the Company and its subsidiaries constituted their own consolidated group for federal income tax purposes. The Company will not be permitted to make these payments to MFC, unless the MFC federal tax liability exceeds the Company’s stand-alone federal tax liability, until it meets certain financial ratios and is otherwise in compliance with the terms of the indenture governing the Senior Secured Notes.

5. Long-Term Incentive Plans

Effective as of May 23, 2004, the Board of Directors of MFC approved adoption of the Phantom Stock Plan of Mrs. Fields’ Companies, Inc. (the “Phantom Plan”). The purpose of the Phantom Plan is to provide long-tem incentives to key employees of MFC or its subsidiaries (the “Participants”) as determined by the Compensation Committee of the Board of Directors (the “Committee”). The Phantom Plan is unfunded, and Participants do not receive any payment under the Phantom Plan until the completion of the first to occur of (i) a sale of substantially all of the assets of MFC; (ii) a public offering of MFC’s Common Stock where MFC receives proceeds, net of any underwriter’s discounts and expenses, of not less than $50 million; or (iii) any stock sale, merger or other transaction where the owners of Common Stock immediately before the transaction do not own in excess of 50 percent of the common stock of the entity surviving such sale, merger or other transaction (a “Triggering Event”).

Participants receive performance units in amounts recommended by the CEO and determined by the Committee. Upon the completion of a Triggering Event, Participants receive payments reflecting the number and value of their performance units at the time of the completion of the Triggering Event. Payments to Participants may be made in cash or through issuance of equity securities of MFC, as determined by the Committee, at which time compensation expense will be recognized. The value of a performance unit at the completion of a Triggering Event is the value of one share of common stock of MFC as determined in good faith by the Board of Directors. If the Board of Directors determines the need, it may seek the advice of an independent advisor.

The maximum number of performance units that may be granted under the Phantom Plan is one million units. Subdivisions, splits, or combinations involving MFC’s Common Stock will proportionately affect the number of performance units that have been awarded under the Phantom Plan. In May 2004, the Committee approved the grant of up to 392,418 performance units allocated among Participants as determined by the Committee. Future grants, if any, shall also be determined by the Committee. As of December 31, 2005, 341,400 performance units have been granted to Participants.

Effective as of September 1, 2004, MFC terminated its Employee Stock Option Plan pursuant to the provisions of the plan. No further options will be granted under the plan. Valid and outstanding options granted to plan participants prior to termination were unaffected by the termination. Concurrent with the termination, the Company paid $108,000 for the repurchase of certain stock options from the plan participants. Concurrent with the issuance of the performance units of the Phantom Plan, most of the outstanding stock options were cancelled. At December 31, 2005, there are 10,000 stock options outstanding.

During the years ended January 1, 2005 and January 3, 2004, the Company recognized $75,000 and $50,000 of compensation expense, respectively, related to the fiscal 2001 issuance of MFC stock options to certain employees of the Company. Because the employees of the Company are the beneficiaries of the grant of options in MFC stock, the related expense has been reflected in the Company’s consolidated financial statements.

6. Commitments and Contingencies

Legal Matters

The Company and its products are subject to regulation by numerous governmental authorities, including without limitation, federal, state and local laws and regulations governing franchising, health, sanitation, environmental protection, safety and hiring and employment practices.

In the ordinary course of business, the Company is involved in routine litigation, including franchise disputes and trademark disputes. The Company is not a party to any legal proceedings (including the matter described below) which, in the opinion of management, after consultation with legal counsel, is material to its business, financial condition or results of operations.

Effective as of August 13, 2005, the Company’s wholly-owned subsidiary, MFF, terminated two license agreements (the “License Agreements”) with Shadewell Grove IP, LLC (“Shadewell”) for Shadewell’s failure to make certain payments to MFF in a timely manner. These terminated License Agreements granted Shadewell a license to develop, manufacture, distribute and sell ready-to-eat shelf stable cookie products and high quality, prepackaged, ready-to-eat, pre-baked cookie products using certain Mrs. Fields trademarks, service marks and trade names in distribution channels designated in the License Agreements.

On October 5, 2005, Shadewell filed a Verified Complaint, Motion for Restraining Order and related documents (the “Action”) in the Court of Chancery of the State of Delaware against MFF. In the Action, Shadewell alleges that they did not materially breach the shelf-stable and ready-to-eat, pre-baked cookie licenses, and that the License Agreements were improperly terminated by MFF. Among other relief, Shadewell seeks a court order that the License Agreements remain in full force and effect and that MFF must specifically perform its obligations under the License Agreements. Shadewell also seeks unspecified damages related to its claims that MFF breached certain obligations under the License Agreements. A trial of the Action was held on November 29, 2005, followed by post-trial briefs and arguments in January 2006, but the court has not yet rendered its decision. The Company believes that Shadewell’s allegations in the Action are without merit and intends to vigorously defend its interests. The Company believes that neither the Action nor the termination of the License Agreements will have a material effect on the Company’s consolidated financial position or results of operations. During 2005, royalties earned from the terminated licenses totaled $2.2 million.

Operating Leases

The Company leases office space, facilities and equipment under long-term non-cancelable operating lease agreements with remaining terms of one to eight years. Rent expense, net of sublease payments, was $1.3 million, $1.2 million and $1.2 million for the years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively.

As of December 31, 2005, the future minimum lease payments due under operating leases are as follows (in thousands):

Fiscal Year
2006	$1,617
2007	1,547
2008	1,499
2009	1,486
2010	1,505
Thereafter	670
$8,324

As of December 31, 2005, the future minimum sublease payments due to the Company under these operating leases are as follows (in thousands):

Fiscal Year
2006	$253
2007	163
2008	123
2009	39
$578

Contractual Arrangements

The Company has entered into supply agreements to purchase frozen dough products, yogurt-based products, novelties and ice cream. The frozen dough product supply agreement stipulates minimum annual purchase commitments of not less than 15 million pounds of products, approximately $19.7 million based on weighted average prices in effect December 31, 2005, each year through the end of the contract, December 2006. These annual purchase commitments are satisfied primarily through the direct purchase of frozen dough products by franchisees. Should the Company not meet the annual minimum commitment, the supplier’s sole remedy is to cancel the supply agreement. The Company did not meet the annual minimum purchase commitment for the year ended December 31, 2005; however, management does not expect the supplier to cancel the supply agreement.

The supplier of the frozen dough product manufactures its products in one location. A production disruption or the supplier’s inability to secure the raw materials used in the production of its products could adversely affect the operating results of the Company and its franchisees. Although management believes that other suppliers could provide similar products on comparable terms, a change in suppliers could cause a delay in manufacturing and a possible loss of sales, which could adversely affect the financial position, results of operations or liquidity of the Company and its franchisees.

TCBY’s supply agreement with Americana Foods Limited Partnership (“Americana”) for the purchase of yogurt-based products, novelties and ice cream (the “TCBY Supply Agreement”) stipulates minimum annual purchase commitments of at least 75 percent of the product volumes contained in the agreement through the term of the agreement, November 2007. These annual purchase commitments are satisfied through the direct purchase of frozen yogurt-based products, novelties and ice cream by TCBY’s distributors and franchisees. If the purchases fall below 75 percent of the quantity, then Americana has the right to propose a new pricing structure. If TCBY doesn’t agree to the new pricing structure, then Americana has the right to terminate the agreement by giving written notice 180 days prior to termination. The Company did not meet the minimum annual purchase commitment for the year ended December 31, 2005; however, management does not expect Americana to propose a new pricing structure.

Americana manufactures its products in one location. A production disruption or Americana’s inability to secure the raw materials used in the production of its products could adversely affect the operating results of TCBY and its franchisees. Although management believes that other suppliers could provide similar products on comparable terms, a change in suppliers could cause a delay in manufacturing and a possible loss of sales, which could adversely affect the financial position, results of operations or liquidity of TCBY and its franchisees.

7. Related-Party Transactions

Due To/From Affiliates

The amounts due to/from affiliates are comprised of amounts due to/from MFOC, MFH, TCBY Enterprises and affiliates and MFC at December 31, 2005 and January 1, 2005 (in thousands):

	December 31,	January 1,
	2005	2005
Amounts due from affiliates:
MFC	$—	$23
Amounts due to affiliates:
MFC - tax sharing	$3,138	$2,382
MFH	273	273
MFOC	538	125
	$3,949	$2,780

The Company has from time-to-time engaged Korn/Ferry International (“Korn/Ferry”), an international executive recruiting firm for which Richard Ferry, one of the members of the board of managers, is also Founder Chairman. For the years ended December 31, 2005, January 1, 2005 and January 3, 2004, recruiting fees paid to Korn/Ferry totaled $158,000, $132,000 and $362,000, respectively.

The Company has periodically engaged Applied Predictive Technologies (“APT”) to evaluate the economic and demographic trends of certain mall and retail site locations. Walker Lewis, one of the members of the board of managers, is Chairman of the Board of APT. For the year ended January 3, 2004, the Company paid APT $68,000. There were no amounts paid to APT in fiscal 2005 or 2004.

Franchise Agreements with MFOC

Concurrent with the completion of the reorganization (see Note 1), certain of the Company’s brand franchisor subsidiaries entered into franchise agreements with MFOC, which permit MFOC to sell and distribute the Company’s products in its owned stores upon payment of franchise royalties and other amounts required under the franchise agreements. These franchise agreements are similar to the Company’s standard form of franchise agreement, except that the Company did not charge an up-front franchising fee for stores open as of the date of the franchise agreements in recognition of the fact that the stores owned and operated by MFOC were operated prior to giving effect to the reorganization.

These franchise agreements are terminable by the Company in the event of non-payment of the franchise royalties for a period of 10 days, followed by a 10-day opportunity to cure, or other material violation of the franchise agreements. The aggregate amount of franchise royalties paid to the Company by MFOC during fiscal 2005 and 2004 was $689,000 and $2.8 million, respectively. The aggregate amount of franchise royalties that would have been required to be paid to the Company by MFOC, had these franchise agreements been in effect, would have been $4.8 million for fiscal 2003.

Management Agreement with MFOC

In connection with the reorganization (see Note 1), the Company entered into a management agreement with MFOC, pursuant to which the Company provides business and organizational strategy, financial and investment management and other executive-level management services to MFOC and its subsidiaries (other than the Company) upon the terms and conditions set forth in the management agreement. As compensation for these services, on a monthly basis, MFOC reimburses the Company the allocated costs of the general and administrative functions dedicated to providing these services as determined in good faith by the Company and MFOC. These reimbursement amounts are intended to reflect the actual costs of providing these services and are not intended to generate revenues for the Company. Management expects that the reimbursement amounts will decrease over time as MFOC reduces its store operations. It is intended that this management agreement will continue in effect until the expiration of all store leases for which MFOC is the lessee. For the year ended December 31, 2005 and the period from the reorganization through January 1, 2005, MFOC reimbursed the Company $2.4 million and $2.8 million, respectively, for management services provided under the management agreement.

MFOC Sublease

Concurrent with the completion of the reorganization (see Note 1), the Company entered into an assignment agreement whereby the lease for the corporate headquarters was assigned from MFOC to the Company. MFOC entered into a sublease with the Company to pay the Company, over the term of the sublease, agreed rental payments that have been established based on estimated usage of the headquarters by their personnel. For the year ended December 31, 2005 and the period from the reorganization through January 1, 2005, MFOC paid rent of $289,000 and $220,000, respectively, to the Company. Management estimates that MFOC’s aggregate rental payments will be approximately $88,000 in fiscal 2006. MFOC’s share is expected to decrease over time with corresponding reduced operations. It is intended that the sublease will continue in effect until the expiration of all store leases for which MFOC is the lessee, following which the MFOC sublease will be terminated and the Company would therefore be responsible for all rental payments.

MFOC Collection Agency Agreement

Concurrent with the completion of the reorganization (see Note 1), the Company entered into a collection agency agreement with MFOC under which the Company agreed to act as MFOC’s collection agent for subtenant rental payments made by the Company’s franchisees who operate stores previously owned by MFOC on which MFOC remains as the tenant.

Benefits Agreement with MFOC

Concurrent with the completion of the reorganization (see Note 1), the Company entered into a benefits agreement with MFOC under which the Company agreed to make certain payments to MFOC in respect to the Company’s share of employee benefits costs based on the number of the Company’s employees. Costs associated with the Company’s employees providing services to MFOC under the management agreement are allocated consistent with the shared expenses under the management agreement. For the year ended December 31, 2005 and the period from the reorganization through January 1, 2005, the Company paid MFOC $2.9 million and $1.9 million, respectively, for the Company’s share of employee benefits costs.

Insurance Allocation Agreement with MFC

Concurrent with the completion of the reorganization (see Note 1), the Company entered into an insurance allocation agreement with MFC under which the Company agreed to make certain payments to MFC in respect to the Company’s share of certain insurance costs, allocated based on the Company’s estimation of the appropriate risk of loss of each of MFC’s subsidiaries. The insurance allocation agreement also provides for the allocation of workers’ compensation costs based on the respective employee payroll and employment category risk factor of each of MFC’s subsidiaries that generates payroll. For the year ended December 31, 2005 and the period from the reorganization through January 1, 2005, the Company paid MFC $1.3 million and $925,000, respectively, for the Company’s share of insurance costs.

Shadewell Grove Holdings, LLC and Shadewell Grove IP, LLC

Prior to 2004, the Company had entered into various trademark license agreements and exclusively licensed certain recipes to Nonni’s Food Company, Inc. (“Nonni’s”), a manufacturer and distributor of soft baked cookies. In addition, the Company owned warrants to purchase 111,111 shares of Nonni’s common stock at an exercise price of $10.775. In March 2004, Nonni’s was acquired by a third party investor in a stock purchase (the “Nonni’s Purchase”). As part of the Nonni’s Purchase, in consideration for the sale of the warrants to purchase 111,111 shares of Nonni’s common stock, the Company was to receive an aggregate of $1.3 million, of which approximately $200,000 was being held in an escrow account pending post-closing adjustments related to the Nonni’s Purchase. As a result, the Company recorded a gain on the sale of these warrants of $1.1 million in other income in the consolidated statement of operations during the year ended January 1, 2005. The Company received $122,000 in January 2006 from Nonni’s as final settlement related to the amount previously held in escrow and will record a gain on the sale of the warrants in other income in the consolidated statement of operations during the first quarter of fiscal 2006.

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

In March 2005 and December 2004, the Company paid Shadewell Holdings approximately $48,000 and $102,000, respectively, for additional preferred units of Shadewell Holdings to maintain its pro-rata ownership of Shadewell Holdings. This investment is recorded in other assets in the consolidated balance sheet as of December 31, 2005 and January 1, 2005. The Company has appointed John Lauck, one of its executive officers, to represent the Company as a director of Shadewell Holdings.

Shadewell, a wholly-owned subsidiary of Shadewell Holdings, has licenses to develop, manufacture and distribute ready-to-eat shelf stable cookie products utilizing the Mrs. Fields trademarks, service marks and trade names through retail distribution channels and designated food service distribution channels. Shadewell also has a license to market and distribute high quality, pre-packaged chocolate chips utilizing the Mrs. Fields trademarks, service marks and trade names through designated retail distribution channels. For the years ended December 31, 2005, January 1, 2005, and January 3, 2004, the Company earned royalty and licensing revenues associated with the licensing and recipe sales agreements of $2.3 million, $3.1 million and $3.5 million, respectively.

On December 24, 2004, the Company terminated the license agreement with Shadewell to market and distribute high quality, frozen cookie dough products utilizing the Mrs. Fields trademarks, service marks and trade names to the food away from home industry through designated food service distribution channels. Among other reasons, the Company pursued the termination of this license to better align the Company’s interests with those of the Company’s franchisees. The Company paid Shadewell a termination fee of $1.1 million and in return received from Shadewell an indemnification and release of any and all claims arising from the license agreement. The termination fee was recorded in licensing expenses in the consolidated statement of operations for the year ended January 1, 2005.

Co-marketing and Supply Agreement

Americana is owned by an entity in which a limited partner of the entity is a subsidiary of a significant shareholder of MFC. Americana manufactures yogurt-based products, ice cream and novelty items for sale and distribution to TCBY’s franchisees and distributors under the TCBY Supply Agreement dated November 20, 2002 (see Note 6). Under the TCBY Supply Agreement, the Company recognized revenues related to the product manufactured by Americana of $9.6 million, $11.7 million and $13.1 million for the years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively. In addition, Americana sells TCBY branded frozen specialty products and private label products through retail channels and pays TCBY a portion of the sales price under the TCBY Supply Agreement. TCBY invoiced Americana $711,000, $930,000 and $1.9 million for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively, relating to TCBY’s portion of these sales. As a result of these sales, TCBY must reimburse Americana for certain costs. Americana invoiced TCBY $180,000, $381,000 and $892,000 for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively, relating to the reimbursement of these costs.

8. Employee Benefit Plans

MFOC sponsors the Mrs. Fields’ Original Cookies, Inc. 401(k) Retirement Savings Plan (the “Plan”) for all eligible employees of MFOC and its subsidiaries. Under the terms of the Plan, employees may make contributions to the Plan. During 2005 and 2004, a portion of the employee contributions to the Plan were matched by contributions from the Company at the rate of 100 percent of the first three percent of employee contributions plus 50 percent of the next two percent of employee contributions. The total matching contributions made by the Company to the Plan for the years ended December 31, 2005 and January 1, 2005  were approximately $349,000 and $294,000, respectively. No contributions were made to the Plan by the Company for the year ended January 3, 2004.

9. Reportable Segments

Operating segments are components of the Company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. This information is reported on the basis that it is used internally for evaluating segment performance. The Company has three reportable operating segments; namely, franchising, gifts and licensing. The franchising segment consists of revenues received either directly or indirectly from cookie, yogurt and pretzel stores, which are owned and operated by third parties. These revenues include initial franchise or license fees, monthly royalties based on a percentage of a franchisee’s gross sales, sales of cookie dough that the Company produces and certain product formulation fees and supplier allowances which are based upon sales to franchisees. The gifts segment includes sales generated from the Company’s mail order gift catalog and website. The licensing segment consists of other licensing activity from third parties for the sale of products bearing the Company’s brand names. The accounting policies for the segments are the same as those discussed in the summary of significant accounting policies (see Note 2). Sales and transfers between segments are eliminated in consolidation.

The Company evaluates performance of each segment based on contribution. Contribution is computed as the difference between the revenues generated by a reportable segment and the selling and occupancy expenses, cost of sales and direct general and administrative expenses related to that reportable segment. Contribution is used as a measure of the operating performance of an operating segment. The Company does not allocate any indirect general and administrative expense, other operating income (expense), interest expense, depreciation and amortization or assets to its reportable operating segments.

Segment revenues and contribution for the years ended December 31, 2005, January 1, 2005 and January 3, 2004 are presented in the following table (in thousands):

	For the Fiscal Year Ended
	December 31,	January 1,	January 3,
Total Company	2005	2005	2004
Revenues:
Franchising	$53,528	$55,913	$58,645
Gifts	30,136	25,849	17,405
Licensing	4,016	4,945	5,464
	$87,680	$86,707	$81,514
Contribution:
Franchising	$31,782	$34,020	$38,605
Gifts	1,718	5,116	4,198
Licensing	2,884	3,429	4,309
	$36,384	$42,565	$47,112

The reconciliation of contribution to net income for the years ended December 31, 2005, January 1, 2005 and January 3, 2004 is as follows (in thousands):

	For the Fiscal Year Ended
	December 31,	January 1,	January 3,
	2005	2005	2004
Contribution	$36,384	$42,565	$47,112
Other operating revenue	272	353	474
General and administrative expense	(8,527)	(9,727)	(10,811)
Stock compensation expense	—	(75)	(50)
Other operating expense, net	(219)	(396)	(1,015)
Interest expense, net	(20,943)	(24,905)	(25,041)
Other income	—	1,054	—
Depreciation and amortization	(3,976)	(4,053)	(3,753)
Impairment of goodwill and intangible assets	(43,707)	—	—
Benefit (provision) for income taxes	2,808	(2,254)	(2,403)
Income (loss) from continuing operations	(37,908)	2,562	4,513
Income from discontinued operations (net of income taxes of $0, $65 and $458, respectively)	—	104	255
Net income (loss)	$(37,908)	$2,666	$4,768

The fixed assets and inventory of the Company primarily relate to the Company’s Great American Cookies manufacturing facility and gifts business segment and related activities. Assets relating to franchising and licensing activity are primarily amounts due from franchisees and licensees and goodwill relating to franchising concepts.

Revenues from franchisees, customers and licensees within the United States were $86.5 million, $86.1 million and $80.6 million or 98.3 percent, 98.9 percent and 98.3 percent of total revenues for the years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively. Revenues from international franchisees, customers and licensees were $1.5 million, $1.0 million and $1.4 million or 1.7 percent, 1.1 percent and 1.7 percent of total revenues for the years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively. Revenues from any single foreign country were not material. Providing geographical information regarding long-lived assets is impracticable.

The Company has one licensee that accounted for $2.3 million, $3.1 million and $3.5 million, or 57.6 percent, 62.7 percent and 63.1 percent of the revenues of the licensing segment for the years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively. The Company has one customer in its gifts business segment that accounted for $3.6 million, $4.2 million and $3.0 million, or 11.8 percent, 16.2 percent and 17.2 percent of revenues of the gifts business segment for the years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively. There were no other customers or licensees that accounted for more than ten percent of Mrs. Fields’ total revenues or any individual segment’s revenues.

10. Discontinued Operations

TCBY transitioned its equipment sales segment (“Riverport”) to a third party equipment and smallwares distributor during the quarter ended March 29, 2003. The distributor purchased certain of Riverport’s inventory at cost, subject to certain slow moving inventory purchase price adjustments. The segment’s assets that were subject to depreciation and amortization were being periodically expensed over the remaining estimated useful life. The results of operations and financial position of Riverport are classified as discontinued operations in the accompanying consolidated financial statements. The Company does not anticipate any further activity relating to Riverport in future periods

11. Supplemental Condensed Consolidating Financial Information

The Senior Secured Notes were issued by the Company and Mrs. Fields Financing Company, Inc., as co-issuers. Mrs. Fields Financing Company, Inc. is a wholly-owned finance subsidiary of Mrs. Fields Famous Brands. The Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s domestic subsidiaries other than minor subsidiaries. Mrs. Fields Famous Brands has no independent assets or operations. Therefore, supplemental financial information on a condensed consolidating basis of the guarantor subsidiaries is not required. There are no restrictions on the Company’s ability to obtain cash dividends or other distributions of funds from the guarantor subsidiaries, except those imposed by applicable law.

12. Subsequent Event

Effective as of March 1, 2006, we entered into an Industrial Net Lease (“Lease”) with Natomas Meadows Two, LLC, for the lease of approximately 159,000 square feet of space in Salt Lake City, Utah. Each month during the 120-month initial term under the Lease, commencing on May 1, 2006, the Company is required to remit base rent of $69,872. The Lease also requires additional payments, including a $100,000 security deposit, common area maintenance charges, taxes, maintenance and utilities. We will be developing this newly leased space to accommodate our new state-of-the-art gifting operations. This new space will eventually replace approximately 107,000 square feet of space we currently lease in areas throughout Salt Lake City. We will then attempt to terminate the leases for the current space or sublet it. Currently, we anticipate we will open the gifting facility at the new space in the third quarter of 2006.

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Certificate of Formation of Mrs. Fields Famous Brands, LLC
3.2*	Limited Liability Agreement of Mrs. Fields Famous Brands, LLC, dated as of February 4, 2004, by Mrs. Fields’ Original Cookies, Inc.
3.3*	Certificate of Incorporation of Mrs. Fields Financing Company, Inc.
3.4*	Bylaws of Mrs. Fields Financing Company, Inc.
3.5*	Certificate of Formation of Great American Cookies Company Franchising, LLC
3.6*	Limited Liability Agreement of Great American Cookies Company Franchising, LLC, dated as of February 4, 2004, by Mrs. Fields Famous Brands, LLC
3.7*	Certificate of Formation of Great American Manufacturing, LLC
3.8*	Limited Liability Agreement of Great American Manufacturing, LLC, dated as of February 4, 2004, by Mrs. Fields Famous Brands, LLC
3.9*	Articles of Incorporation of Mrs. Fields Cookies Australia
3.10*	Bylaws of Mrs. Fields Cookies Australia
3.11*	Certificate of Formation of Mrs. Fields Franchising, LLC
3.12*	Limited Liability Agreement of Mrs. Fields Franchising, LLC, dated as of February 4, 2004, by Mrs. Fields Famous Brands, LLC
3.13*	Articles of Incorporation of Mrs. Fields Gifts, Inc.
3.14*	Bylaws of Mrs. Fields Gifts, Inc.
3.15*	Certificate of Formation of Pretzelmaker Franchising, LLC
3.16*	Limited Liability Agreement of Pretzelmaker Franchising, LLC, dated as of February 4, 2004, by Mrs. Fields Famous Brands, LLC
3.17*	Certificate of Formation of Pretzel Time Franchising, LLC
3.18*	Limited Liability Agreement of Pretzel Time Franchising, LLC, dated as of February 4, 2004, by Mrs. Fields Famous Brands, LLC
3.19*	Certificate of Incorporation of The Mrs. Fields’ Brand, Inc.
3.20*	Bylaws of The Mrs. Fields’ Brand, Inc.
3.21*	Articles of Incorporation of TCBY International, Inc. (f/k/a TCBY Preparation, Inc.)
3.22*	Articles of Amendment to Articles of Incorporation of TCBY International, Inc. (f/k/a TCBY Preparation, Inc.) changing name to TCBY International, Inc.
3.23*	Bylaws of TCBY International, Inc. (f/k/a TCBY Preparation, Inc.)
3.24*	Articles of Incorporation of TCBY of Texas, Inc.
3.25*	Amended and Restated Bylaws of TCBY of Texas, Inc.
3.26*	Certificate of Formation of TCBY Systems, LLC
3.27*	Amended and Restated Limited Liability Agreement of TCBY Systems, LLC, dated as of March 16, 2004, by Mrs. Fields Famous Brands, LLC
4.1*

Purchase Agreement, dated March 9, 2004, by and among Mrs. Fields Famous Brands, LLC, Mrs. Fields Financing Company, Inc., Jefferies & Company, Inc. as the Initial Purchaser, and the subsidiary guarantors named therein

Exhibit No.	Description
4.2*	Indenture, dated as of March 16, 2004, by and among Mrs. Fields Famous Brands, LLC, Mrs. Fields Financing Company, Inc., the Guarantors identified therein and The Bank of New York, as Trustee
4.3*	Form of 11½% Senior Secured Notes due 2011 (included in Exhibit 4.2)
4.4*	Form of 9% Senior Secured Notes due 2011 (included in Exhibit 4.2)
4.5*	Form of Subsidiary Guarantees related to the 11½% Senior Secured Notes due 2011 (included in Exhibit 4.2)
4.6*	Form of Subsidiary Guarantees related to the 9% Senior Secured Notes due 2011 (included in Exhibit 4.2)
4.7*

Registration Rights Agreement, dated March 16, 2004, by and among Mrs. Fields Famous Brands, LLC, Mrs. Fields Financing Company, Inc, the Subsidiary Guarantors named therein and Jefferies & Company, Inc., as Initial Purchaser related to the 11½% Senior Secured Notes due 2011

4.8*

9% Notes Registration Rights Agreement, dated March 16, 2004, by and among Mrs. Fields Famous Brands, LLC, Mrs. Fields Financing Company, Inc., the Subsidiary Guarantors named therein and the holders of the 9% Senior Secured Notes due 2011 related to the 9% Senior Secured Notes due 2011

4.9*	Pledge Agreement, dated March 16, 2004, by and among Mrs. Fields Famous Brands, LLC, TCBY Systems, LLC and The Bank of New York, as Trustee
4.10*	Security Agreement, dated March 16, 2004, by and among Mrs. Fields Famous Brands, LLC, Mrs. Fields Financing Company, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee
4.11*

Trademark Security Agreement, dated March 16, 2004, by and among Great American Cookies Company Franchising, LLC, Pretzelmaker Franchising, LLC, Pretzel Time Franchising, LLC, TCBY Systems, LLC, The Mrs. Fields’ Brand, Inc. and The Bank of New York, as Trustee

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

10.3**	United States Trademark Assignment, dated March 16, 2004, between Mrs. Fields’ Original Cookies, Inc. and The Mrs. Fields’ Brand, Inc.

Exhibit No.	Description
10.4**	International Trademark Assignment, dated March 16, 2004, between Mrs. Fields’ Original Cookies, Inc. and The Mrs. Fields’ Brand, Inc.
10.5*	United States Trademark Assignment, dated March 16, 2004, between Great American Cookies Company, LLC, and Great American Cookies Company Franchising, LLC
10.6*	International Trademark Assignment, dated March 16, 2004, between Great American Cookies Company, LLC, and Great American Cookies Company Franchising, LLC
10.7*	United States Trademark Assignment, dated March 16, 2004, between Pretzel Time, LLC, and Pretzel Time Franchising, LLC
10.8*	International Trademark Assignment, dated March 16, 2004, between Pretzel Time, LLC and Pretzel Time Franchising, LLC
10.9*	United States Trademark Assignment, dated March 16, 2004, between Pretzelmaker, LLC and Pretzelmaker Franchising, LLC
10.10*	International Trademark Assignment, dated March 16, 2004, between Pretzelmaker, LLC and Pretzelmaker Franchising, LLC
10.11**	United States Trademark Assignment, dated March 16, 2004, between TCBY Enterprises, Inc. and TCBY Systems, LLC
10.12**	International Trademark Assignment, dated March 16, 2004, between TCBY Enterprises, Inc. and TCBY Systems, LLC
10.13*	Severance Assumption Agreement, dated as of March 16, 2004, by and among Mrs. Fields’ Original Cookies, Inc., Mrs. Fields Famous Brands, LLC, Larry A. Hodges and Mrs. Fields’ Companies, Inc.
10.14*	Management Agreement, dated as of March 16, 2004, by and between Mrs. Fields Famous Brands, LLC and Mrs. Fields’ Original Cookies, Inc.
10.15*	Tax Allocation Agreement, dated as of March 16, 2004, by and among Mrs. Fields’ Companies, Inc., Mrs. Fields Famous Brands, LLC and the subsidiaries of Mrs. Fields Famous Brands, LLC named therein
10.16*	Insurance Allocation Agreement, dated as of March 16, 2004, by and among Mrs. Fields’ Companies, Inc. and all of its subsidiaries
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

10.21*	Assignment and Assumption of Lease, dated as of March 16, 2004, between Mrs. Fields’ Original Cookies, Inc. and Mrs. Fields Famous Brands, LLC, pertaining to the Cottonwood Parkway Headquarters Lease
10.22*	Sublease, dated as of March 16, 2004, by and between Mrs. Fields Famous Brands, LLC and Mrs. Fields’ Original Cookies, Inc.

Exhibit No.	Description
10.23*	Lease Agreement, dated May 31, 2003, between Mrs. Fields’ Original Cookies, Inc. and Transwestern Commercial Services LP, pertaining to the Training Facility
10.24*	Assignment and Assumption of Lease, dated as of March 16, 2004, between Mrs. Fields’ Original Cookies, Inc. and Mrs. Fields Famous Brands, LLC, pertaining to the Training Facility Lease
10.25*	Lease Agreement, dated March 31, 2001, between Mrs. Fields’ Original Cookies, Inc. and Mrs. Fields Famous Brands, LLC, pertaining to the Mrs. Fields Gifts Facility
10.26*	Assignment and Assumption of Lease, dated as of March 16, 2004, between Mrs. Fields’ Original Cookies, Inc. and Mrs. Fields Famous Brands, LLC, pertaining to the Mrs. Fields Gifts Facility Lease
10.27*	Mrs. Fields Franchise Agreement, dated as of March 16, 2004, by and among Mrs. Fields Franchising, LLC and Mrs. Fields’ Original Cookies, Inc.
10.28*	Great American Cookies Company Franchise Agreement, dated as of March 16, 2004, by and between Great American Cookies Company Franchising, LLC and Mrs. Fields’ Original Cookies, Inc.
10.29*	Pretzel Time Franchise Agreement, dated as of March 16, 2004, by and between Pretzel Time Franchising, LLC and Mrs. Fields’ Original Cookies, Inc.
10.30*	Pretzelmaker Franchise Agreement, dated as of March 16, 2004, by and between Pretzelmaker Franchising, LLC and Mrs. Fields’ Original Cookies, Inc.
10.31**	TCBY Franchise Agreement, dated as of March 16, 2004, by and between TCBY Systems, LLC and Mrs. Fields’ Original Cookies, Inc.
10.32**	License Agreement, dated as of March 16, 2004, by and between Mrs. Fields Franchising, LLC and Mrs. Fields’ Original Cookies, Inc., related to the Hot Sam brand
10.33*	License Agreement, dated as of March 16, 2004, between Mrs. Fields Franchising, LLC and Mrs. Fields’ Original Cookies, Inc., related to the Original Cookie Company brand
10.34*	Purchase Agreement, dated December 1, 1999, between The Mrs. Fields’ Brand, Inc. and Nonni’s Food Company, Inc.
10.35*	Amendment Number One to Purchase Agreement, dated as of December 28, 2000, between The Mrs. Fields’ Brand, Inc. and Nonni’s Food Company, Inc.
10.36*	Amendment Number Two to Purchase Agreement, dated as of January 17, 2002, between The Mrs. Fields’ Brand, Inc. and Nonni’s Food Company, Inc.
10.37*	Trademark License Agreement, dated January 3, 2000, between The Mrs. Fields’ Brand, Inc. and Nonni’s Food Company, Inc.
10.38*	Amendment No. 1, dated December 29, 2000, to Trademark License Agreement dated January 3, 2000, between The Mrs. Fields’ Brand, Inc. and Nonni’s Food Company, Inc.
10.39*	Trademark License Agreement, dated February 21, 2001, between The Mrs. Fields’ Brand, Inc. and Nonni’s Food Company, Inc.
10.40*	Amendment No. 1, dated January 17, 2002, to Trademark License Agreement dated February 21, 2001, between The Mrs. Fields’ Brand, Inc. and Nonni’s Food Company, Inc.
10.41*	Amendment No. 2, dated March 31, 2003, to Trademark License Agreement dated February 21, 2001, between Mrs. Fields’ Original Cookies, Inc. and Nonni’s Food Company, Inc.
10.42*	Trademark License Agreement, dated as of January 2, 2002, between The Mrs. Fields’ Brand, Inc. and Nonni’s Food Company, Inc.
10.43*	Trademark License Agreement, dated March 31, 2003, between Mrs. Fields’ Original Cookies, Inc. and Nonni’s Food Company, Inc.

Exhibit No.	Description
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

10.49***	Supply Agreement, dated December 31, 2002, between Mrs. Fields’ Original Cookies, Inc. and Countryside Baking Company, Inc.
10.50***	Exclusive Supply Agreement, dated as of November 19, 2002, by and between TCBY Systems, LLC and Americana Foods Limited Partnership
10.51**	Beverage Marketing Agreement, dated March 7, 2003, between Mrs. Fields’ Original Cookies, Inc. and Coca-Cola Fountain, part of The Coca-Cola Company
10.52*	Assignment Agreement, dated as of March 16, 2004, by and among Mrs. Fields’ Original Cookies, Inc., Mrs. Fields Famous Brands, LLC and Coca-Cola Fountain
10.53*	Supply and Distribution Agreement, dated August 9, 1998, between Mrs. Fields’ Original Cookies, Inc. and Dawn Food Products
10.54*	Assignment Agreement, dated as of March 16, 2004, by and among Mrs. Fields’ Original Cookies, Inc., Mrs. Fields Famous Brands, LLC and Dawn Food Products
10.55*	Food and Packaging Distribution Agreement, dated November 14, 2002, between TCBY Systems, LLC and Blue Line Distributing
10.56*	Amended and Restated Employment Agreement, dated March 16, 2004, by and among Stephen Russo, Mrs. Fields Famous Brands, LLC and Mrs. Fields’ Companies, Inc.
10.57	[Reserved]
10.58*	Amended and Restated Employment Agreement, dated March 16, 2004, by and between Michael R. Ward and Mrs. Fields Famous Brands, LLC
10.59**	Mrs. Fields’ Companies, Inc. Director Stock Option Plan (f/k/a Mrs. Fields Famous Brands, Inc. Director Stock Option Plan)
10.60**	Mrs. Fields’ Companies, Inc. Employee Stock Option Plan (f/k/a Mrs. Fields Famous Brands, Inc. Employee Stock Option Plan)
10.61

Mrs. Fields’ Companies, Inc. Phantom Stock Plan, effective as of May 25, 2004, and form of performance unit Grant Agreement, included as Exhibit 10.61 to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 2004, and incorporated herein by reference.

Exhibit No.	Description
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

10.64****	Marketing Allowance Agreement, dated as of December 24, 2004, between Mrs. Fields Franchising, LLC and Shadewell Grove IP, LLC
10.65****	Trademark License Agreement, dated December 24, 2004, between Mrs. Fields Franchising, LLC and Shadewell Grove IP, LLC
10.66†	Option Agreement and Amendment to License Agreement, dated December 12, 2005 between Maxfield Candy Company and Mrs. Fields Franchising, LLC
10.67

Industrial Net Lease Agreement effective as of March 1, 2006 by and between Natomas Meadows Two, LLC and Mrs. Fields Famous Brands, LLC filed as exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2006

10.68†	Extension to Distribution Agreement, dated effective as of November 15, 2005, between Blue Line Distributing, a division of Little Caesar Enterprises, Inc., and TCBY Systems, LLC.
12.1†	Computation of ratio of earnings to fixed charges of Mrs. Fields Famous Brands, LLC
21.1†	Subsidiaries of Mrs. Fields Famous Brands, LLC
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

****

Included as an exhibit with corresponding exhibit number to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2005, and incorporated herein by reference.

†	Filed herewith.