Form 10-Q
period 2006-04-01
MRS FIELDS FAMOUS BRANDS LLC
filed 2006-05-12
CIK 1288407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:  333-115046

MRS. FIELDS FAMOUS BRANDS, LLC

(Exact Name of Registrant Specified in Its Charter)

Delaware	80-0096938
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

2855 East Cottonwood Parkway, Suite 400
Salt Lake City, Utah	84121-7050
(Address of Principal Executive Offices)	(Zip Code)

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

YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☐                      Accelerated Filer ☐                      Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

On May 12, 2006, 100 common interests of registrant were outstanding, all of which are held by an affiliate. There is no established trading market for registrant’s common interests.

MRS. FIELDS FAMOUS BRANDS, LLC

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MRS. FIELDS FAMOUS BRANDS, LLC

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)

	April 1,	December 31,
	2006	2005
ASSETS:
Cash and cash equivalents	$12,015	$23,664
Receivables, net of allowance for doubtful accounts of $645 and $612, respectively	6,997	8,061
Inventories	2,551	2,869
Prepaid expenses and other	1,530	932
Deferred tax asset	957	780
Total current assets	24,050	36,306

Property and equipment, net	4,466	4,360
Goodwill	78,683	78,683
Trademarks and other intangible assets, net	12,242	12,755
Deferred loan costs, net of accumulated amortization of $10,263 and $9,964, respectively	6,664	6,964
Deferred tax asset	134	151
Other assets	742	678
	$126,981	$139,897

LIABILITIES AND MEMBER’S DEFICIT:
Accounts payable	$2,742	$6,496
Accrued liabilities	6,472	12,289
Amounts due to affiliates	2,490	3,949
Current portion of capital lease obligations	106	104
Current portion of deferred revenues	1,410	1,074
Total current liabilities	13,220	23,912
Long-term debt	195,747	195,747
Capital lease obligations, net of current portion	457	485
Deferred revenues, net of current portion	1,086	1,175
Total liabilities	210,510	221,319
Member’s deficit	(83,378)	(81,273)
Accumulated other comprehensive loss	(151)	(149)
Total member’s deficit	(83,529)	(81,422)

COMMITMENTS AND CONTINGENCIES	$126,981	$139,897

See accompanying notes to condensed consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Dollars in thousands)

	13 Weeks Ended
	April 1,	April 2,
	2006	2005
REVENUES:
Franchising	$12,363	$12,354
Gifts	5,178	4,960
Licensing	640	1,138
Other	34	52
Total revenues	18,215	18,504
OPERATING COSTS AND EXPENSES:
Franchising	5,944	5,088
Gifts	6,632	5,248
Licensing	229	142
General and administrative	2,859	2,005
Depreciation	416	279
Amortization	538	705
Other operating expenses, net	35	37
Total operating costs and expenses	16,653	13,504
Income from operations	1,562	5,000
Interest expense, net	(5,230)	(5,355)
Other income	122	—
Loss before benefit for income taxes	(3,546)	(355)
Benefit for income taxes	(1,441)	(120)
Net loss	$(2,105)	$(235)
COMPREHENSIVE LOSS:
Net loss	$(2,105)	$(235)
Foreign currency translation adjustment	(2)	(5)
Comprehensive loss	$(2,107)	$(240)

See accompanying notes to condensed consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	13 Weeks Ended
	April 1,	April 2
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,105)	$(235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	954	984
Amortization of deferred loan costs	300	316
Gain on sale of equity warrants	(122)	—
Deferred income taxes	(160)	241
Changes in assets and liabilities:
Receivables, net	1,064	1,463
Amounts due to affiliates, net	(1,459)	(338)
Inventories, net	318	108
Prepaid expenses and other	(598)	(237)
Other assets	(89)	(43)
Accounts payable	(3,754)	(2,450)
Accrued liabilities	(5,817)	(5,702)
Deferred revenue	247	(294)
Net cash used in operating activities	(11,221)	(6,187)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity warrants	122	—
Purchases of property and equipment	(522)	(176)
Net cash used in investing activities	(400)	(176)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	(26)	(8)
Net cash used in financing activities	(26)	(8)
Effect of foreign exchange rate changes on cash	(2)	(5)
Net decrease in cash and cash equivalents	(11,649)	(6,376)
Cash and cash equivalents at beginning of period	23,664	19,859
Cash and cash equivalents at end of period	$12,015	$13,483

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$10,261	$10,273

See accompanying notes to condensed consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Mrs. Fields Famous Brands, LLC and subsidiaries (the “Company” or “Mrs. Fields”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for a complete presentation of the financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Mrs. Fields as of April 1, 2006 and December 31, 2005, and the results of their operations and their cash flows for the periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005 contained in Mrs. Fields’ Annual Report on Form 10-K filed with the SEC on March 21, 2006.

The Company is a wholly-owned subsidiary of Mrs. Fields’ Original Cookies, Inc. (“MFOC”). MFOC is a wholly-owned subsidiary of Mrs. Fields’ Holding Company, Inc. (“MFH”) and MFH is a wholly-owned subsidiary of Mrs. Fields’ Companies, Inc. (“MFC”).

The results of operations for the 13 weeks ended April 1, 2006 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 30, 2006. Income per common interest information is not presented because Mrs. Fields is wholly-owned by MFOC and, therefore, its common interests are not publicly traded.

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

Prior to fiscal 2001, TCBY Systems, LLC (“TCBY”), a wholly-owned subsidiary of the Company, extended credit from time to time in the form of notes receivable to franchisees and certain of these notes receivable remain outstanding. Notes receivable from franchisees are primarily collateralized by equipment located at the franchisees’ stores. These notes bear interest at market rates and mature at various dates through April 2009. TCBY regularly reviews the notes for non-performance. Notes that are considered non-performing are placed on a non-accrual status when the collectability of principal or interest becomes uncertain. During the 13 weeks ended April 1, 2006 and April 2, 2005, TCBY recognized no interest income pertaining to these notes receivable.

Prior to fiscal 2001, TCBY factored various notes receivable aggregating $2.1 million. Under the terms of the factoring agreement, TCBY is ultimately responsible to the factoring agent for the realizability of the notes receivable. In the event of non-performance, the factoring agent has recourse against TCBY to a maximum level of $425,000 and $478,000 as of April 1, 2006 and December 31, 2005, respectively. The Company has reserves of $425,000 and $478,000 as of April 1, 2006 and December 31, 2005, respectively, for this potential recourse liability. This reserve is included in accrued liabilities in the accompanying consolidated balance sheets.

Notes receivable at April 1, 2006 and December 31, 2005 are comprised of the following (in thousands):

	April 1,	December 31,
	2006	2005
Performing notes	$166	$195
Allowance for doubtful accounts	(58)	(69)
	$108	$126

The activity in the allowance for notes receivable for the 13 weeks ended April 1, 2006 and April 2, 2005 is as follows (in thousands):

	For the 13 Weeks Ended
	April 1,	April 2,
	2006	2005
Beginning balance	$69	$597
Additions (reversals)	(11)	4
Write-offs	—	(513)
	$58	$88

3. Inventories

Inventories, consisting of raw materials, finished goods, packaging and novelties, are stated at the lower of cost (first-in, first-out method) or market value. Inventories at April 1, 2006 and December 31, 2005 are comprised of the following (in thousands):

	April 1,	December 31,
	2006	2005
Raw materials	$932	$1,283
Finished goods	635	770
Packaging	601	548
Novelties	383	268
	$2,551	$2,869

4. Property and Equipment

Equipment and fixtures are stated at cost less accumulated depreciation and are depreciated over three to seven years using the straight-line method. Leasehold improvements are stated at cost less accumulated depreciation and are depreciated over the shorter of the term of the lease or the estimated useful life using the straight-line method. Property and equipment at April 1, 2006 and December 31, 2005 are comprised of the following (in thousands):

	April 1,	December 31,
	2006	2005
Leasehold improvements	$4,369	$4,241
Equipment and fixtures	8,580	7,927
Land	240	240
	13,189	12,408
Less accumulated depreciation	(8,723)	(8,048)
	$4,466	$4,360

Property and equipment at April 1, 2006 and December 31, 2005 includes gross assets acquired under a capital lease of $698,000 and related accumulated depreciation of $169,000 and $139,000, respectively.

Expenditures that materially extend useful lives of property and equipment are capitalized. Routine maintenance, repairs and renewal costs are expensed as incurred. Gains or losses from the sale or retirement of property and equipment are recorded in current operations.

5. Accrued Liabilities

Accrued liabilities are comprised of the following at April 1, 2006 and December 31, 2005 (in thousands):

	April 1,	December 31,
	2006	2005
Accrued liabilities	$4,049	$4,778
Accrued compensation and benefits	1,569	1,534
Accrued interest payable	854	5,977
	$6,472	$12,289

6. Related-Party Transactions

The amounts due to affiliates are comprised of amounts due to MFC, MFH and MFOC at April 1, 2006 and December 31, 2005 (in thousands):

	April 1,	December 31,
	2006	2005
MFC - tax sharing	$1,841	$3,138
MFH	273	273
MFOC	376	538
	$2,490	$3,949

The Company has a tax allocation agreement with MFC pursuant to which the Company agreed to make payments to MFC, after taking into account payments the Company makes directly to tax authorities, based on the Company’s stand-alone consolidated federal income tax liability, determined as if the Company and its subsidiaries constituted their own consolidated group for federal income tax purposes. The Company will not be permitted to make these payments to MFC, unless the MFC federal tax liability exceeds the Company’s stand-alone federal tax liability, until it meets certain financial ratios and is otherwise in compliance with the terms of the indenture governing the 9 percent senior secured notes and the 11½ percent senior secured notes (the “Senior Secured Notes”).

7. Reportable Segments

Operating segments are components of the Company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. This information is reported on the basis that it is used internally for evaluating segment performance. The Company has three reportable operating segments; namely, franchising, gifts and licensing. The franchising segment consists of revenues received either directly or indirectly from cookie, yogurt and pretzel stores, which are owned and operated by third parties. These revenues include initial franchise or license fees, monthly royalties based on a percentage of a franchisee’s gross sales, sales of cookie dough that the Company produces and certain product formulation fees and supplier allowances which are based upon sales to franchisees. The gifts segment includes sales generated from the Company’s mail order gift catalog and website. The licensing segment consists of other licensing activity from third parties for the sale of products bearing the Company’s brand names. The accounting policies for the segments are the same as those discussed in the summary of significant accounting policies in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 21, 2006. Sales and transfers between segments are eliminated in consolidation.

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

Segment revenues and contribution for the 13 weeks ended April 1, 2006 and April 2, 2005 are presented in the following table (in thousands):

	For the 13 Weeks Ended
	April 1,	April 2,
Total Company	2006	2005
Revenues:
Franchising	$12,363	$12,354
Gifts	5,178	4,960
Licensing	640	1,138
	$18,181	$18,452
Contribution:
Franchising	$6,419	$7,266
Gifts	(1,454)	(288)
Licensing	411	996
	$5,376	$7,974

The reconciliation of contribution to net income for the 13 weeks ended April 1, 2006 and April 2, 2005 is as follows (in thousands):

	For the 13 Weeks Ended
	April 1,	April 2,
	2006	2005
Contribution	$5,376	$7,974
Other operating revenue	34	52
General and administrative expenses	(2,859)	(2,005)
Other operating expenses, net	(35)	(37)
Interest expense, net	(5,230)	(5,355)
Other income	122	—
Depreciation and amortization	(954)	(984)
Benefit for income taxes	1,441	120
Net loss	$(2,105)	$(235)

The fixed assets and inventory of the Company primarily relate to the Company’s Great American Cookies manufacturing facility and gifts business segment and related activities. Assets relating to franchising and licensing activity are primarily amounts due from franchisees and licensees and goodwill relating to franchising concepts.

Revenues from franchisees, customers and licensees within the United States of America (“United States”) were $17.9 million and $18.1 million or 98.4 percent and 97.8 percent of total revenues for the 13 weeks ended April 1, 2006 and April 2, 2005, respectively. Revenues from international franchisees, customers and licensees were $300,000 and $400,000 or 1.6 percent and 2.2 percent of total revenues for the 13 weeks ended April 1, 2006 and April 2, 2005, respectively. Revenues from any single foreign country were not material. Providing geographical information regarding long-lived assets is impracticable.

The Company has one licensee that accounted for $365,000 and $767,000 or 57.1 percent and 67.4 percent of the revenues of the licensing segment for the 13 weeks ended April 1, 2006 and April 2, 2005, respectively. The Company has one customer in its gifts business segment that accounted for $918,000 and $665,000 or 17.7 percent and 13.4 percent of revenues of the gifts business segment for the 13 weeks ended April 1, 2006 and April 2, 2005, respectively. There were no other customers or licensees that accounted for more than ten percent of Mrs. Fields’ total revenues or any individual segment’s revenues.

8. Share-Based Compensation

On January 1, 2006 the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation.

Effective as of May 23, 2004, the Board of Directors of MFC approved adoption of the Phantom Stock Plan of Mrs. Fields’ Companies, Inc. (the “Phantom Plan”). The purpose of the Phantom Plan is to provide long-term incentives to key employees of MFC or its subsidiaries (the “Participants”) as determined by the Compensation Committee of the Board of Directors (the “Committee”). The Phantom Plan is unfunded and Participants do not receive any payment under the Phantom Plan until the completion of the first to occur of: (i) a sale of substantially all of the assets of MFC; (ii) a public offering of MFC’s Common Stock where MFC receives proceeds, net of any underwriter’s discounts and expenses, of not less than $50 million; or (iii) any stock sale, merger or other transaction where the owners of Common Stock immediately before the transaction do not own in excess of 50 percent of the common stock of the entity surviving such sale, merger or other transaction (a “Triggering Event”). Additionally, the Phantom Plan may be terminated by the Board of Directors at any time at their sole discretion. Participants receive performance units in amounts recommended by the CEO and determined by the Committee. Upon the completion of a Triggering Event, Participants receive payments reflecting the number and value of their performance units at the time of the completion of the Triggering Event. Payments to Participants may be made in cash or through issuance of equity securities of MFC, as determined by the Committee, at which time compensation expense will be recognized. The value of a performance unit at the completion of a Triggering Event is the value of one share of common stock of MFC as determined in good faith by the Board of Directors. If the Board of Directors determines the need, it may seek the advice of an independent advisor.

The maximum number of performance units that may be granted under the Phantom Plan is one million units. Subdivisions, splits or combinations involving MFC’s Common Stock will proportionately affect the number of performance units that have been awarded under the Phantom Plan. In May 2004, the Committee approved the grant of up to 392,418 performance units allocated among Participants as determined by the Committee. In March 2006, the Committee approved the grant of up to 182,274 additional units to Participants identified by the Committee, resulting in total authorized grants of up to 574,692 performance units. During the 13 weeks ended April 1, 2006, the Committee granted 218,730 performance units to Participants. As of April 1, 2006, a total of 560,130 performance units have been granted to Participants.

The Company’s Phantom Plan is now accounted for under SFAS 123R. Compensation cost for the grants under the Phantom Plan will be recognized upon the completion of a Triggering Event. Accordingly, no compensation cost has been recognized in the statement of operations for the 13 weeks ended April 1, 2006.

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

As discussed in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2006, Shadewell Grove IP, LLC (“Shadewell”) filed a Verified Complaint, Motion for Restraining Order and related documents (the “Action”) in the Court of Chancery of the State of Delaware against Mrs. Fields Franchising, LLC, a wholly-owned subsidiary of the Company (“MFF”), in October 2005. The Action arose from MFF’s termination of certain license agreements for Shadewell’s failure to make certain payments to MFF in a timely manner. In the Action, Shadewell alleged that the license agreements were improperly terminated by MFF. Among other relief, Shadewell sought a court order that the license agreements would remain in full force and effect and that MFF must specifically perform its obligations under the agreements. On May 8, 2006, the court ruled in our favor on all issues. Currently, the parties continue to fulfill their obligations under the terminated license agreements.

10. Supplemental Condensed Consolidating Financial Information

Long-term debt includes the Senior Secured Notes that were issued by the Company and Mrs. Fields Financing Company, Inc. as co-issuers. Mrs. Fields Financing Company, Inc. is a wholly-owned finance subsidiary of Mrs. Fields Famous Brands, LLC. The Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s domestic subsidiaries other than minor subsidiaries. Mrs. Fields Famous Brands, LLC has no independent assets or operations. Therefore, supplemental financial information on a condensed consolidating basis of the guarantor subsidiaries is not required. There are no restrictions on the Company’s ability to obtain cash dividends or other distributions of funds from the guarantor subsidiaries, except those imposed by applicable law.

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

•                  natural disasters, acts of war or terrorist incidents; and

•                  all other factors described under “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 21, 2006.

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

Executive Summary

Mrs. Fields Famous Brands, LLC (“we”, “us”, the “Company” or similar terms) is one of the largest franchisors in the premium snack-food industry, featuring Mrs. Fields®, Great American Cookies®, TCBY®, Pretzel Time® and Pretzelmaker® as our core brands. Through our franchisees’ retail stores, we are the largest retailer of freshly baked on-premises specialty cookies and brownies in the United States of America (the “United States”); the largest retailer of soft-serve frozen yogurt in the United States; and the second largest retailer of baked on-premises pretzels in the United States. In addition, we operate a growing gifts business and have entered into licensing arrangements that attempt to leverage awareness of our core brands among our retail customer base. We operate through a network of 2,448 retail concept locations, which are located throughout the United States and in approximately 25 foreign countries.

Our business is divided into three primary business segments for financial reporting purposes: franchising, gifts and licensing, which represented 67.9 percent, 28.4 percent and 3.5 percent of total revenues, respectively, for the 13 weeks ended April 1, 2006.

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

Our performance against these key performance indicators is presented and discussed throughout the management’s discussion and analysis. For further disclosure of reportable segments, see Note 7 to our condensed consolidated financial statements contained elsewhere in this report.

As of April 1, 2006, our store portfolio consisted of 1,940 domestic franchised locations, 338 international franchised locations and 170 licensed locations. Our franchisees’ and licensees’ concept locations by brand are distributed as follows:

	Domestic	International	Licensed
	Franchised	Franchised	Locations	Total
Mrs. Fields	366	93	49	508
Great American	279	1	1	281
Original Cookie	—	—	1	1
Cookie subtotal	645	94	51	790
Pretzel Time	198	7	6	211
Pretzelmaker	146	46	1	193
Hot Sam	—	—	3	3
Pretzel subtotal	344	53	10	407
Bakery brands subtotal	989	147	61	1,197
TCBY - traditional stores	412	—	—	412
TCBY - non-traditional stores	536	191	109	836
Yovana - test stores	2	—	—	2
Beriyo by TCBY - test store	1	—	—	1
Dairy brands subtotal	951	191	109	1,251
Total	1,940	338	170	2,448

The previous table counts each concept location individually. For example, if a physical location had a Mrs. Fields store and a Pretzel Time store together, it would be counted as two concept locations in the table above. If actual physical stores were counted rather than concept locations, total store counts would be reduced by 275 locations to 2,173.

Mrs. Fields’ Original Cookies, Inc. (“MFOC”) and certain of its subsidiaries owned 11 franchised and licensed retail concept locations as of April 1, 2006, representing 0.4 percent of the total retail concept locations. During the 13 weeks ended April 1, 2006, we recognized $52,000 of franchise royalties and $73,000 of product sales relating to the retail concept locations owned by MFOC. MFOC expects that most of these retail concept locations will be sold to other franchisees or will be closed during fiscal 2006.

During the 13 weeks from December 31, 2005 to April 1, 2006, our store portfolio declined from 2,479 concept locations to 2,448 concept locations, as follows:

	Total Company
	Domestic	International	Licensed
	Franchised	Franchised	Locations	Total
Balance December 31, 2005	1,978	328	173	2,479
New development openings	19	20	—	39
Permanent closings	(62)	(10)	(3)	(75)
Other openings, net	5	—	—	5
Balance April 1, 2006	1,940	338	170	2,448

The following tables provide additional detail of new development openings and permanent closings of our concept locations during the 13 weeks from December 31, 2005 to April 1, 2006:

	Domestic Franchised
			Non-
		Traditional	Traditional
	Bakery	Dairy	Dairy	Total
Balance December 31, 2005	1,006	424	548	1,978
New development openings	12	6	1	19
Permanent closings	(30)	(14)	(18)	(62)
Other openings, net	1	(1)	5	5
Balance April 1, 2006	989	415	536	1,940

	International Franchised
		Non-
		Traditional
	Bakery	Dairy	Total
Balance December 31, 2005	142	186	328
New development openings	11	9	20
Permanent closings	(6)	(4)	(10)
Balance April 1, 2006	147	191	338

	Licensed Locations
		Non-
		Traditional
	Bakery	Dairy	Total
Balance December 31, 2005	64	109	173
Permanent closings	(3)	—	(3)
Balance April 1, 2006	61	109	170

We have implemented a number of strategies designed to attempt to reverse our trend of declining store counts, including identifying stores that are at risk of closure for operational issues, lease or franchise agreement expiration and working with franchisees to relocate, transfer or correct operational deficiencies. We are also testing programs to refresh, remodel or reconcept some of our concept locations, as more fully discussed in our Annual Report on Form 10-K filed with the SEC on March 21, 2006. There can be no assurance that our strategies will succeed. If store counts continue to decline, it may have a material adverse affect on our financial condition and results of operations.

Recent Developments

Blue Line Distributing

TCBY Systems, LLC (“TCBY”) and Blue Line Distributing (“Blue Line”), TCBY’s principal distributor of TCBY products to its franchisees, entered into an Extension to Distribution Agreement (the “Extension Agreement”) effective February 2, 2006. Under the Extension Agreement, Blue Line agreed to continue to perform under the Food and Packaging Distribution Agreement (the “Distribution Agreement”) dated November 14, 2002, until the earlier to occur of (a) 30 days following the date when TCBY notifies Blue Line in writing that it has obtained a new distributor and (b) 30 days following the date, if any, when Blue Line notifies TCBY in writing that Blue Line reasonably determines that TCBY is no longer making best efforts and progress to obtain a new distributor. Under the terms of the Extension Agreement, TCBY agreed to make certain payments directly to Blue Line in order to delay distribution cost increases to franchisees and agreed to guarantee certain amounts during the extension period. TCBY is finalizing negotiations with a number of regional distributors who will eventually replace Blue Line, including Kaleel Brothers in the northeastern United States and Southwest Traders in certain regions of the west. TCBY believes it will be able to identify distributors for the remaining regions of the United States before Blue Line ceases its services under the Extension Agreement. However, we anticipate the distribution costs to many of our franchisees will increase under the new regional agreements, which may make it more difficult for them to operate profitably, potentially increasing the number of permanent store closures.

Shadewell Litigation

As discussed elsewhere in this report, Shadewell Grove IP, LLC (“Shadewell”) filed a Verified Complaint, Motion for Restraining Order and related documents (the “Action”) in the Court of Chancery of the State of Delaware against Mrs. Fields Franchising, LLC, a wholly-owned subsidiary of the Company (“MFF”), in October 2005. The Action arose from MFF’s termination of certain license agreements for Shadewell’s failure to make certain payments to MFF in a timely manner. On May 8, 2006, the court ruled in our favor on all issues. Currently, the parties continue to fulfill their obligations under the terminated license agreements. We anticipate the royalties earned under these terminated licensing agreements to decline during the transition of the licenses to either the Company or a new licensee.

Results of Operations

The following table sets forth, for the periods indicated, certain information relating to our operations and percentage changes from period to period (in thousands).

	13 Weeks Ended
	April 1,	April 2,	%
	2006	2005	Change
REVENUES:
Franchising	$12,363	$12,354	0.1
Gifts	5,178	4,960	4.4
Licensing	640	1,138	(43.8)
Other	34	52	(34.6)
Total revenues	18,215	18,504	(1.6)
OPERATING COSTS AND EXPENSES:
Franchising	5,944	5,088	16.8
Gifts	6,632	5,248	26.4
Licensing	229	142	61.3
General and administrative	2,859	2,005	42.6
Depreciation	416	279	49.1
Amortization	538	705	(23.7)
Other operating expenses, net	35	37	(5.4)
Total operating costs and expenses	16,653	13,504	23.3
Income from operations	1,562	5,000	(68.8)
Interest expense, net	(5,230)	(5,355)	(2.3)
Other income	122	—	NM
Loss before benefit for income taxes	(3,546)	(355)	NM
Benefit for income taxes	(1,441)	(120)	NM
Net loss	$(2,105)	$(235)	NM

Cash flows from operating activities	$(11,221)	$(6,187)	(81.4)
Cash flows from investing activities	$(400)	$(176)	(127.3)
Cash flows from financing activities	$(26)	$(8)	NM

13 Weeks Ended April 1, 2006

Compared to the 13 Weeks Ended April 2, 2005

Income From Operations—Overview. Income from operations was $1.6 million for the 13 weeks ended April 1, 2006, a decrease of $3.4 million or 68.8 percent from $5.0 million for the 13 weeks ended April 2, 2005. This decrease was primarily attributable to a decrease in contribution from our business segments of $2.6 million and an increase in general and administrative expenses of $900,000. Decreases in contribution from our business segments of $2.6 million was comprised of decreases in our gifting segment contribution of $1.2 million, our franchising segment contribution of $800,000 and our licensing segment contribution of $600,000.

Segment Contribution. The following table sets forth the contribution from each of our reporting segments (in thousands). Franchising contribution is comprised of sales of new franchises and royalties from existing franchises less direct operating expenses. Gifts contribution is comprised of sales of products through our catalog and Internet business less direct operating expenses. Licensing contribution is comprised of licensing fees received from third parties for the sale of products bearing our brand names less direct operating expenses.

	For the 13 Weeks Ended
	April 1,	April 2,	%
Reporting Segment	2006	2005	Change
Franchising	$6,419	$7,266	(11.7)
Gifts	(1,454)	(288)	(404.9)
Licensing	411	996	(58.7)
Total segment contribution	$5,376	$7,974	(32.6)

Franchising

The following table details the revenues and operating expenses of the franchising segment for the 13 weeks ended April 1, 2006 and April 2, 2005 (in thousands):

	For the 13 Weeks Ended
	April 1,	April 2,	%
	2006	2005	Change
Bakery revenues	$9,596	$9,138	5.0
Dairy revenues	2,767	3,216	(14.0)
Total franchising revenues	12,363	12,354	0.1
Bakery operating expenses	4,442	3,885	14.3
Dairy operating expenses	1,502	1,203	24.9
Total franchising operating expenses	5,944	5,088	16.8
Total franchising contribution	$6,419	$7,266	(11.7)

The following table details the year-over-year (“YOY”) percentage increase (decrease) in same store sales for the 13 weeks ended April 1, 2006 and April 2, 2005:

	For the 13 Weeks Ended
	April 1,	April 2,
YOY % Change by Concept	2006	2005
Mrs. Fields	(1.3)	1.5
Great American Cookies	4.9	3.4
Pretzel Time	4.5	4.4
Pretzelmaker	11.0	11.0
Total Bakery	3.3	3.5
TCBY	3.1	(1.4)
Total Company	3.3	2.3

Year-Over-Year Same Store Sales. Year-over-year same store sales were positive for all our concepts excluding our Mrs. Fields concept during the 13 weeks ended April 1, 2006.

Our bakery concepts year-over-year same store sales growth was 3.3 percent for the 13 weeks ended April 1, 2006 compared to 3.5 percent for the 13 weeks ended April 2, 2005. This positive trend is due to continued improvement in execution by our franchisees. Our Great American Cookies concept experienced positive year-over-year sales growth primarily due to continued emphasis on cookie cakes and a retail price increase. Our Pretzel Time and Pretzelmaker concepts experienced positive year-over-year sales growth due to continued focus on pretzel bites and Breezer™ smoothies. Our pretzel bites have proven to be a significant incremental sales driver for our pretzel concepts. Our Mrs. Fields concept experienced negative year-over-year sales decline due in part to the impact of Easter weekend falling in the second quarter of the current fiscal year compared to last year when Easter fell within the first quarter of the fiscal year.

Our TCBY concept year-over-year same store sales growth was 3.1 percent for the 13 weeks ended April 1, 2006 compared to a negative 1.4 percent for the 13 weeks ended April 2, 2005. This positive trend was a result of an increased focus on improving store level standards and operations as well as improved weather in 2006 relative to 2005. In addition, the same store sales growth was positively impacted by Easter falling in the second quarter of the current fiscal year compared to last year when Easter fell within the first quarter of the fiscal year. Since most of our TCBY stores are closed Easter Day, there was one more sales day in the current year than in the prior year.

Franchising Revenues. Franchising revenues were $12.4 million for the 13 weeks ended April 1, 2006, compared to $12.4 million for the 13 weeks ended April 2, 2005. The comparative sales were due to increased revenues from our bakery franchise system of $400,000 or 5.0 percent offset by a decrease in revenues from our dairy franchise system of $400,000 or 14.0 percent.

The increase in revenues from our bakery franchise system was principally attributable to increases in sales of products by our Great American Cookies manufacturing facility to our franchisees of $500,000 or 14.4 percent and royalties of $200,000 or 5.1 percent, partially offset by reductions of product formulation revenues generated by purchases of certain bakery products by franchisees of $300,000 or 23.7 percent. The increase in sales by our Great American Cookies manufacturing facility was primarily due to a price increase to our franchisees of 8.3 percent effective April 2005 and increases in batter purchases by our Great American Cookies franchisees. The increase in royalties was principally due to increases in year-over-year sales by our franchisees. The reduction in product formulation revenues was the result of lower product formulation revenues earned through our Mrs. Fields bakery franchise system of $200,000 and lower allowances earned from our beverage vendors of $100,000.

The decrease in revenues from our dairy franchise system was principally comprised of decreases in product formulation revenues generated by purchases of TCBY products by franchisees of $200,000 or 10.7 percent and royalties of $200,000 or 20.4 percent. The decrease in royalties and product formulation is principally attributable to approximately 900 or 10.8 percent fewer unit weeks partially offset by the increase in year-over-year same store sales. We anticipate that our dairy unit weeks will continue to decline in the near future, at least until our reconcepting tests are completed and we have developed a plan to implement the reconcepting in qualified TCBY traditional stores. We anticipate our reconcepting tests for Beriyo by TCBY and Yovana will be completed in the fourth quarter of fiscal 2006. While we are encouraged by consumer data we have collected, there can be no assurances that our reconcepting tests or implementation will be successful, or that a reconcepting will slow or reverse the declining TCBY store count or contribution, which may adversely affect our results of operations.

Franchising Expenses. Franchising expenses are comprised of operation and supervision expense wherein we provide support, direction and supervision to the franchisees; development and support expenses including product development costs, expenses relating to new franchise development, marketing and advertising, bad debt expense and other direct franchising expenses; and cost of product sales associated with our Great American Cookies manufacturing facility including raw ingredients, labor and other manufacturing costs. Franchising expenses were $5.9 million for the 13 weeks ended April 1, 2006, an increase of $800,000 or 16.8 percent, from $5.1 million for the 13 weeks ended April 2, 2005. This increase was attributable to increases in distribution costs of $300,000 associated with the distribution of our dairy products to our dairy franchise system resulting from the Blue Line Extension Agreement, product cost of sales associated with our Great American Cookies manufacturing facility of $200,000, franchise development and support of $200,000 and franchise operations and supervision of $100,000.

The increase in franchise development and support costs of $200,000 was due to increases in salaries and related employee costs of $400,000, increase in bad debt expense of $100,000, and other support costs of $100,000 partially offset by a reduction in expenses for brand investment initiatives of $300,000 and professional fees associated with our royalty assurance program of $100,000. The increase in operations and supervision expense of $100,000 was due to an increase in severance compensation of $100,000.

Gifts

Gifts Revenues. Gifts revenues were $5.2 million for the 13 weeks ended April 1, 2006, an increase of $200,000 or 4.4 percent, from $5.0 million for the 13 weeks ended April 2, 2005. Gifts revenues consist of sales through our catalog and website as well as affiliations with other websites and sales to large corporate accounts for gifting purposes and commercial airlines. The increase in revenues for the 13 weeks ended April 1, 2006 was due to increases in sales through our catalog and website of $100,000, national accounts of $300,000 and Internet search engines of $200,000, partially offset by reductions in sales to airline customers of $200,000 and our affiliations with other websites of $200,000.

Gifts Expenses. Gifts expenses were $6.6 million for the 13 weeks ended April 1, 2006, an increase of $1.4 million or 26.4 percent, from $5.2 million for the 13 weeks ended April 2, 2005. This increase in expenses was due to increases in cost of goods sold of $700,000, selling expenses of $500,000 principally for increased circulation of our catalogs and general and administrative expenses of $200,000. The increase in general and administrative expenses was due to increases in compensation and related costs of $100,000, recruiting and relocation costs of $100,000, severance costs of $100,000 and other administrative expenses of $200,000 partially offset by a reduction in professional fees of $300,000.

Licensing

Licensing Revenues. Licensing revenues were $600,000 for the 13 weeks ended April 1, 2006, a decrease of $500,000 or 43.8 percent, from $1.1 million for the 13 weeks ended April 2, 2005. This decrease was due to decreases in licensing royalties earned under our licensing agreement for the sale of Mrs. Fields branded shelf stable cookies of $400,000, licensing royalties earned under an agreement for the sale of Mrs. Fields branded premium hot cocoa that was terminated in early 2005 of $100,000 and licensing royalties from the sale of TCBY frozen food specialty products through retail channels of $100,000 partially offset by an increase in royalties earned under our licensing agreement for the sale of TCBY yogurt covered pretzels and other branded products of $100,000. We anticipate the royalties earned under the terminated licensing agreement for the sale of Mrs. Fields branded shelf stable cookies to continue to decline during the transition of the license to either the Company or a new licensee.

Licensing Expenses. Licensing expenses were $200,000 for the 13 weeks ended April 1, 2006, an increase of $100,000 or 61.3 percent, from $100,000 for the 13 weeks ended April 2, 2005. This increase was due to legal fees associated with litigation surrounding the termination of our license agreements for the sale of Mrs. Fields branded shelf stable cookies and ready-to-eat, pre-baked cookie products.

Other

General and Administrative Expense. General and administrative expenses were $2.9 million for the 13 weeks ended April 1, 2006, an increase of $900,000 or 42.6 percent, from $2.0 million for the 13 weeks ended April 2, 2005. This increase was primarily due to reduction in the reimbursement amount for management services provided to our parent company, MFOC, of $500,000 as a result of the decrease in the number of stores operated by MFOC, increases in severance costs of $300,000, salaries and related benefits of $200,000 and health insurance expense of $100,000 partially offset by a reduction in incentive compensation of $200,000.

Depreciation and Amortization Expense. Total depreciation and amortization expense was $900,000 for the 13 weeks ended April 1, 2006, a decrease of $100,000 or 3.0 percent from $1.0 million for the 13 weeks ended April 2, 2005. Depreciation expense was $400,000 for the 13 weeks ended April 1, 2006, an increase of $100,000 or 49.1 percent, from $300,000 for the 13 weeks ended April 2, 2005. This increase was principally due to the acceleration of depreciation expense associated with leasehold improvements in our existing gifting facility in anticipation of relocating from that facility into a new facility in August 2006, which shortened the useful life of these leasehold improvements. Amortization expense for the 13 weeks ended April 1, 2006 was $500,000, a decrease of $200,000 or 23.7 percent, from $700,000 for the 13 weeks ended April 2, 2005. This decrease was principally due to the impairment of certain intangible assets of TCBY in 2005 which resulted in a lower carrying value of the intangible assets and lower amortization expense in future periods.

Interest Expense, Net. Interest expense, net was $5.2 million for the 13 weeks ended April 1, 2006, a decrease of $200,000 or 2.3 percent, from $5.4 million for the 13 weeks ended April 2, 2005. The decrease in interest expense, net was the result of a reduction in amortization of deferred loan costs and an increase in interest income earned on our cash balances.

Consolidated Financial Condition

Total assets at April 1, 2006 were $127.0 million, a decrease of $12.9 million or 9.2 percent, from $139.9 million at December 31, 2005. This decrease was primarily attributable to decreases in cash and cash equivalents of $11.6 million as a result of our semi-annual interest payment of $10.2 million, accounts receivables of $1.1 million, inventory of $300,000, trademarks and intangibles of $500,000 and deferred loan costs of $300,000 partially offset by increases in prepaid expenses and other current assets of $600,000, property and equipment, net  of $100,000 and deferred tax assets of $200,000.

Total liabilities at April 1, 2006 were $210.5 million, a decrease of $10.8 million or 4.9 percent, from $221.3 million at December 31, 2005. This decrease was primarily due to decreases in accounts payable of $3.8 million, accrued liabilities of $5.8 million and amounts due affiliates of $1.4 million partially offset by an increase in deferred revenues of $200,000.

Consolidated Cash Flows for the 13 Weeks Ended April 1, 2006 Compared to April 2, 2006

Net cash flows used in operating activities were $11.2 million for the 13 weeks ended April 1, 2006, an increase of $5.0 million from net cash flows used in operating activities of $6.2 million for the 13 weeks ended April 2, 2005. This increase in cash used in operations was principally due to a decrease in contribution by our operating segments of $2.6 million, an increase in general and administrative expense of $900,000 and decreases in cash provided from working capital assets and liabilities of $1.5 million.

Net cash flows used in investing activities were $400,000 for the 13 weeks ended April 1, 2006, an increase of $200,000 from cash used in investing activities of $200,000 for the 13 weeks ended April 2, 2005. This increase was attributable to increases in purchases of property and equipment of $300,000 partially offset by proceeds from the sale of equity warrants in Nonni’s Food Company of $100,000.

Net cash flows used in financing activities were negligible for the 13 weeks ended April 1, 2006 and for the 13 weeks ended April 2, 2005.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operating activities and cash on hand. At April 1, 2006, we had $12.0 million of cash on hand. During fiscal 2006, we expect that our principal uses of cash will be for working capital, capital expenditures of approximately $4.0 million primarily for leasehold improvements and equipment for our new gifts facility and interest payments on our Senior Secured Notes of $20.5 million, of which $10.25 million was paid on March 15, 2006. During fiscal 2006, we will not be required but we may offer to repurchase a portion of the Senior Secured Notes as described below. In addition, to the extent we have cash available and it is permitted by the indenture agreement, we may pay dividends to our parent companies for uses such as acquisitions, debt repayments and dividends. We believe that cash provided by operating activities and cash on hand will be adequate to meet our cash requirements for the next 12 months.

We are highly leveraged. At April 1, 2006, we had $195.7 million of long-term debt represented by the Senior Secured Notes. The Senior Secured Notes mature on March 15, 2011, with interest payable semi-annually on March 15 and September 15. Due to borrowing restrictions under the indenture governing the Senior Secured Notes, our ability to obtain additional debt financing is significantly limited. The Senior Secured Notes require us to offer to repurchase a portion of the notes at 100 percent of the principal amount, plus accrued and unpaid interest thereon to the date of purchase, with 50 percent of our “excess cash flow”, as defined in the indenture agreement, when the ratio of our net indebtedness to consolidated EBITDA is above 3.75 to 1.0 and the cumulative unpaid excess cash flow offer amount exceeds $10.0 million. For a more detailed description of the material terms of the Senior Secured Notes, see Note 3 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 21, 2006.

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

Revenue Recognition. We recognize revenues from our initial franchising fees and licensing fees when all material services or conditions relating to the franchising or licensing have been substantially performed or satisfied, which is generally upon the opening of a store by a franchisee or licensee. We recognize franchise and license royalties, which are based on a percentage of gross store sales, as earned, which is generally upon sale of product by franchisees or licensees. Minimum royalty payments under certain licensing agreements are deferred and recognized on a straight-line basis over the term of the agreement. We recognize revenues from the sale of cookie dough that we produce and sell to certain franchisees at the time of shipment and classify them in franchising revenues. We recognize revenues from the sale of cookie dough to grocery stores and wholesale clubs upon shipment and include them in other revenues. We recognize revenues from gift sales at the time of shipment.

We receive cash payments for product formulation fees and allowances from suppliers based on the amount of product purchased directly by our distributors and franchisees. These product formulation fees and allowances represent cash payments to us for the right to use our proprietary formulations and recipes to manufacture the frozen dough, dough mixes and TCBY products these suppliers sell to our franchisees. Formulation fees and allowances are recorded as franchising revenues upon shipment of product to our distributors or franchisees. For the 13 weeks ended April 1, 2006 and April 2, 2005, we included in franchising revenues $2.6 million and $3.1 million, respectively, for product formulation fees and allowances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risks since the end of the Company’s fiscal year ended December 31, 2005. For more information, please read Item 7A and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed with the SEC on March 21, 2006.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended April 1, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As discussed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 21, 2006, Shadewell Grove IP, LLC (“Shadewell”) filed a Verified Complaint, Motion for Restraining Order and related documents (the “Action”) in the Court of Chancery of the State of Delaware against Mrs. Fields Franchising, LLC, a wholly-owned subsidiary of the Company (“MFF”), in October 2005. The Action arose from MFF’s termination of certain license agreements for Shadewell’s failure to make certain payments to MFF in a timely manner. In the Action, Shadewell alleged that the license agreements were improperly terminated by MFF. Among other relief, Shadewell sought a court order that the license agreements would remain in full force and effect and that MFF must specifically perform its obligations under the agreements. On May 8, 2006, the court ruled in our favor on all issues. Currently, the parties continue to fulfill their obligations under the terminated license agreements.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 21, 2006.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MRS. FIELDS FAMOUS BRANDS, LLC

/s/ Stephen Russo	May 12, 2006
Stephen Russo

Date

President and Chief Executive Officer

(Principal Executive Officer)

/s/ Mark C. McBride	May 12, 2006
Mark C. McBride

Date

Chief Accounting Officer

(Principal Financial and Accounting Officer)