Form 10-Q
period 2006-07-01
MRS FIELDS FAMOUS BRANDS LLC
filed 2006-08-11
CIK 1288407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

On August 9, 2006, 100 common interests of registrant were outstanding, all of which are held by an affiliate.  There is no established trading market for registrant’s common interests.

MRS. FIELDS FAMOUS BRANDS, LLC

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

MRS. FIELDS FAMOUS BRANDS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	July 1, 2006	December 31, 2005
ASSETS:
Cash and cash equivalents	$14,277	$23,664
Receivables, net of allowance for doubtful accounts of $873 and $612, respectively	7,245	8,061
Inventories	2,645	2,869
Prepaid expenses and other	1,158	932
Deferred tax asset	835	780
Total current assets	26,160	36,306
Property and equipment, net	4,992	4,360
Goodwill	64,115	78,683
Trademarks and other intangible assets, net	11,729	12,755
Deferred loan costs, net of accumulated amortization of $10,517 and $9,964, respectively	6,410	6,964
Deferred tax asset	548	151
Other assets	556	678
	$114,510	$139,897
LIABILITIES AND MEMBER’S DEFICIT:
Accounts payable	$2,384	$6,496
Accrued liabilities	11,662	12,289
Amounts due to affiliates	3,618	3,949
Current portion of capital lease obligations	108	104
Current portion of deferred revenues	1,404	1,074
Total current liabilities	19,176	23,912
Long-term debt	195,747	195,747
Capital lease obligations, net of current portion	430	485
Deferred revenues, net of current portion	985	1,175
Total liabilities	216,338	221,319
Member’s deficit	(101,713)	(81,273)
Accumulated other comprehensive loss	(115)	(149)
Total member’s deficit	(101,828)	(81,422)
COMMITMENTS AND CONTINGENCIES	$114,510	$139,897

See accompanying notes to condensed consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	13 Weeks Ended		26 Weeks Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
REVENUES:
Franchising	$13,561	$13,969	$25,924	$26,323
Gifts	4,887	5,389	10,065	10,349
Licensing	427	839	1,067	1,977
Other	45	67	79	119
Total revenues	18,920	20,264	37,135	38,768
OPERATING COSTS AND EXPENSES:
Franchising	6,023	5,726	11,967	10,814
Gifts	5,518	5,330	12,150	10,578
Licensing	680	213	909	355
General and administrative	2,581	2,297	5,440	4,302
Depreciation	943	274	1,359	553
Amortization	538	705	1,076	1,410
Impairment of goodwill	14,568	—	14,568	—
Other operating expenses, net	23	44	58	81
Total operating costs and expenses	30,874	14,589	47,527	28,093
Income (loss) from operations	(11,954)	5,675	(10,392)	10,675
Interest expense, net	(5,241)	(5,344)	(10,471)	(10,699)
Other loss	(150)	—	(28)	—
Income (loss) before provision (benefit) for income taxes	(17,345)	331	(20,891)	(24)
Provision (benefit) for income taxes	651	110	(790)	(10)
Net income (loss)	$(17,996)	$221	$(20,101)	$(14)
COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(17,996)	$221	$(20,101)	$(14)
Foreign currency translation adjustment	36	(1)	34	(6)
Comprehensive income (loss)	$(17,960)	$220	$(20,067)	$(20)

See accompanying notes to condensed consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	26 Weeks Ended
	July 1,	July 2
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,101)	$(14)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment of goodwill	14,568	—
Depreciation and amortization	2,435	1,963
Amortization of deferred loan costs	554	631
Loss on non-marketable securities	28	—
Deferred income taxes	(452)	260
Changes in assets and liabilities:
Receivables	816	1,361
Amounts due to affiliates, net	(670)	(246)
Inventories	224	125
Prepaid expenses and other	(226)	424
Other assets	(78)	(39)
Accounts payable	(4,112)	(1,850)
Accrued liabilities	(815)	(1,398)
Deferred revenue	140	(489)
Net cash (used in) provided by operating activities	(7,689)	728
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity warrants	122	—
Purchases of property and equipment	(1,803)	(569)
Net cash used in investing activities	(1,681)	(569)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	(51)	(17)
Net cash used in financing activities	(51)	(17)
Effect of foreign exchange rate changes on cash	34	(6)
Net (decrease) increase in cash and cash equivalents	(9,387)	136
Cash and cash equivalents at beginning of period	23,664	19,859
Cash and cash equivalents at end of period	$14,277	$19,995

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$10,274	$10,286
Cash paid for income taxes	60	74
Supplemental Disclosure of Noncash Investing and Financing Activities:
Assets acquired under capital lease	$—	$198
Distribution to parent under tax allocation agreement	339	—
Leasehold improvements acquired under lease incentives	188	—

See accompanying notes to condensed consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Mrs. Fields Famous Brands, LLC and subsidiaries (the “Company” or “Mrs. Fields”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for a complete presentation of the financial statements.  In the opinion of management, these condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Mrs. Fields as of July 1, 2006 and December 31, 2005, and the results of their operations and their cash flows for the periods presented.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005 contained in Mrs. Fields’ Annual Report on Form 10-K filed with the SEC on March 21, 2006.

The Company is a wholly-owned subsidiary of Mrs. Fields’ Original Cookies, Inc. (“MFOC”).  MFOC is a wholly-owned subsidiary of Mrs. Fields’ Holding Company, Inc. (“MFH”) and MFH is a wholly-owned subsidiary of Mrs. Fields’ Companies, Inc. (“MFC”).

The results of operations for the 13 and 26 weeks ended July 1, 2006 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 30, 2006.  Income per common interest information is not presented because Mrs. Fields is wholly-owned by MFOC and, therefore, its common interests are not publicly traded.

2.  Receivables

Most of the Company’s receivables are due from domestic and international franchisees, distributors, licensees and corporate customers of our gifts segment.  These receivables consist of normal trade accounts receivable and longer-term notes receivable.  Service charges may be assessed on past due invoices but any revenue associated with these charges is only recognized when collected.  The Company maintains an allowance for doubtful accounts to cover potential losses.  This allowance is the Company’s best estimate of the amount of probable collection losses in the Company’s existing trade accounts receivable.  The Company determines the allowance based upon historical write-off experience and individual facts and circumstances associated with individual debtors.  If the assumptions that are used to determine the allowance for doubtful accounts change, the Company may have to provide for a greater level of expense in future periods or reverse amounts provided for in prior periods.

Prior to fiscal 2001, TCBY Systems, LLC (“TCBY”), a wholly-owned subsidiary of the Company, extended credit from time to time in the form of notes receivable to franchisees and certain of these notes receivable remain outstanding.  Notes receivable from franchisees are primarily collateralized by equipment located at the franchisees’ stores.  These notes bear interest at market rates and mature at various dates through April 2009.  TCBY regularly reviews the notes for non-performance.  Notes that are considered non-performing are placed on a non-accrual status when the collectibility of principal or interest becomes uncertain.  During the 26 weeks ended July 1, 2006 and July 2, 2005, TCBY recognized no interest income pertaining to these notes receivable.

Prior to fiscal 2001, TCBY factored various notes receivable aggregating $2.1 million.  Under the terms of the factoring agreement, TCBY is ultimately responsible to the factoring agent for the realizability of the notes receivable.  In the event of non-performance, the factoring agent has recourse against TCBY to a maximum level of $375,000 and $478,000 as of July 1, 2006 and December 31, 2005, respectively.  The Company has reserves of $375,000 and $478,000 as of July 1, 2006 and December 31, 2005, respectively, for this potential recourse liability.  This reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

Notes receivable at July 1, 2006 and December 31, 2005 are comprised of the following (in thousands):

	July 1,	December 31,
	2006	2005
Performing notes	$169	$195
Allowance for doubtful accounts	(43)	(69)
	$126	$126

The activity in the allowance for doubtful accounts for notes receivable for the 13 and 26 weeks ended July 1, 2006 and July 2, 2005 is as follows (in thousands):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Beginning balance	$58	$88	$69	$597
Additions (reversals)	(15)	(4)	(26)	(1)
Write-offs	—	(1)	—	(513)
	$43	$83	$43	$83

3.  Inventories

Inventories, consisting of raw materials, finished goods, packaging and novelties, are stated at the lower of cost (first-in, first-out method) or market value.  Inventories at July 1, 2006 and December 31, 2005 are comprised of the following (in thousands):

	July 1,	December 31,
	2006	2005
Raw materials	$1,149	$1,283
Finished goods	443	770
Packaging	654	548
Novelties	399	268
	$2,645	$2,869

4.  Property and Equipment

Equipment and fixtures are stated at cost less accumulated depreciation and are depreciated over three to seven years using the straight-line method.  Leasehold improvements are stated at cost less accumulated depreciation and are depreciated over the shorter of the term of the lease or the estimated useful life using the straight-line method.  Property and equipment at July 1, 2006 and December 31, 2005 are comprised of the following (in thousands):

	July 1,	December 31,
	2006	2005
Leasehold improvements	$4,947	$4,241
Equipment and fixtures	9,455	7,927
Land	240	240
	14,642	12,408
Less accumulated depreciation	(9,650)	(8,048)
	$4,992	$4,360

Property and equipment at July 1, 2006 and December 31, 2005 includes gross assets acquired under capital leases of $698,000 and related accumulated depreciation of $199,000 and $139,000, respectively.

Expenditures that materially extend useful lives of property and equipment are capitalized.  Routine maintenance, repairs and renewal costs are expensed as incurred.  Gains or losses from the sale or retirement of property and equipment are recorded in current operations.

Included in leasehold improvements and accrued liabilities at July 1, 2006 is $188,000 representing amounts incurred to date for tenant improvements provided as lease incentives by the lessor related to the lease for the Company’s new gifting operations facility.  The total amount of the leasehold improvements and deferred rent will be amortized over the life of the lease.

Due to continued operating losses at a test concept store that resulted in part from its location in a low-traffic site, the Company reviewed the long-lived assets associated with this test store and determined that the carrying value of these assets was not recoverable.  As a result, the Company recorded an impairment for these assets, consisting of leasehold improvements and equipment, of approximately $350,000.  This amount is included in depreciation expense in the condensed consolidated statement of operations and comprehensive income (loss).

5.  Goodwill, Trademarks and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually in accordance with the provisions of SFAS 142.  SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and be reviewed for impairment in accordance with SFAS No. 144 (“SFAS 144”), “Accounting for Impairment or Disposal of Long-Lived Assets.”

The Company determined that a triggering event had occurred under SFAS 144 as a result of an eroding dairy franchise system due to fewer locations, consistent negative year-over-year same store sales by our dairy franchisees and the Company’s inability to locate and open a significant number of new or additional franchise locations.   These factors have resulted in continued decreases in franchise royalties and yogurt formulation revenues from the Company’s dairy franchise system.  The Company performed the impairment test as required by SFAS 144 for the long-lived assets of the dairy reporting unit and determined these assets were not impaired as of July 1, 2006.  Therefore, no adjustment to the carrying value of these long-lived assets was required.

As a result of the impairment test performed on the long-lived assets of the dairy reporting unit, the Company determined a triggering event had occurred under SFAS 142 and as such, tested the goodwill related to the dairy franchise reporting unit, by comparing its fair value with its carrying value.  The estimated fair value of goodwill is affected by, among other things, operating results, the Company’s business plan for the future, estimated results of future operations and the comparable companies that are used to estimate the fair value of the goodwill.  To the extent that the carrying value of a reporting unit exceeds it fair value, goodwill is written down to its implied fair value. Changes in the business plan or operating results that are different than the projections used to develop the reporting unit’s fair value may have an impact on the valuation of the goodwill.

The Company compared the implied fair value of the dairy franchising reporting unit’s goodwill with the carrying amount of the goodwill and determined an impairment of dairy franchising goodwill of $14.6 million for the 26 weeks ended July 1, 2006.  The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.”

The following outlines the Company’s goodwill by reporting unit as of July 1, 2006 and December 31, 2005 (in thousands):

	July 1,	December 31,
	2006	2005
Bakery Franchising	$60,404	$60,404
Dairy Franchising	—	14,568
Gifts	1,859	1,859
Licensing	1,852	1,852
Total	$64,115	$78,683

6.  Accrued Liabilities

Accrued liabilities are comprised of the following at July 1, 2006 and December 31, 2005 (in thousands):

	July 1,	December 31,
	2006	2005
Accrued compensation and benefits	$1,546	$1,534
Other accrued liabilities	4,139	4,778
Accrued interest payable	5,977	5,977
	$11,662	$12,289

7.  Related-Party Transactions

The amounts due to affiliates are comprised of amounts due to MFC, MFH and MFOC at July 1, 2006 and December 31, 2005 (in thousands):

	July 1,	December 31,
	2006	2005
MFC - tax sharing	$3,049	$3,138
MFH	273	273
MFOC	296	538
	$3,618	$3,949

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

During the 26 weeks ended July 1, 2006, the Company recognized a benefit for income taxes of $790,000 related to losses from operations.  Under the tax allocation agreement with MFC, the Company is unable to carry-back tax benefits related to the net operating losses and, as a result, the current portion of the benefit of $339,000 was recorded as a distribution to parent.

8.  Reportable Segments

Operating segments are components of the Company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance.  This information is reported on the basis that it is used internally for evaluating segment performance.  The Company has three reportable operating segments; namely, franchising, gifts and licensing.  The franchising segment consists of revenues received either directly or indirectly from cookie, yogurt and pretzel stores, which are owned and operated by third parties.  These revenues include initial franchise or license fees, monthly royalties based on a percentage of a franchisee’s gross sales, sales of cookie dough that the Company produces and certain product formulation fees and supplier allowances which are based upon sales to franchisees.  The gifts segment consists of sales generated from the Company’s mail order gift catalog and website.  The licensing segment consists of other licensing activity from third parties for the sale of products bearing the Company’s brand names.  The accounting policies for the segments are the same as those discussed in the summary of significant accounting policies in Note 2 to our consolidated financial statements contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 21, 2006.  Sales and transfers between segments are eliminated in consolidation.

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

Segment revenues and contribution for the 13 and 26 weeks ended July 1, 2006 and July 2, 2005 are presented in the following table (in thousands):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	July 1,	July 2,	July 1,	July 2,
Total Company	2006	2005	2006	2005
Revenues:
Franchising	$13,561	$13,969	$25,924	$26,323
Gifts	4,887	5,389	10,065	10,349
Licensing	427	839	1,067	1,977
	$18,875	$20,197	$37,056	$38,649
Contribution:
Franchising	$7,538	$8,243	$13,957	$15,509
Gifts	(631)	59	(2,085)	(229)
Licensing	(253)	626	158	1,622
	$6,654	$8,928	$12,030	$16,902

The reconciliation of contribution to net income (loss) for the 13 and 26 weeks ended July 1, 2006 and July 2, 2005 is as follows (in thousands):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Contribution	$6,654	$8,928	$12,030	$16,902
Other operating revenue	45	67	79	119
General and administrative expenses	(2,581)	(2,297)	(5,440)	(4,302)
Other operating expenses, net	(23)	(44)	(58)	(81)
Interest expense, net	(5,241)	(5,344)	(10,471)	(10,699)
Other loss	(150)	—	(28)	—
Depreciation and amortization	(1,481)	(979)	(2,435)	(1,963)
Impairment of goodwill	(14,568)	—	(14,568)	—
Benefit (provision) for income taxes	(651)	(110)	790	10
Net income (loss)	$(17,996)	$221	$(20,101)	$(14)

The fixed assets and inventory of the Company primarily relate to the Company’s Great American Cookies manufacturing facility and gifts business segment and related activities.  Assets relating to franchising and licensing activities are primarily amounts due from franchisees and licensees and goodwill relating to franchising concepts.

Revenues from franchisees, customers and licensees within the United States of America (“United States”) were $18.5 million and $36.4 million or 97.9 percent and 98.1 percent of total revenues for the 13 and 26 weeks ended July 1, 2006, respectively, and $19.9 million and $37.9 million or 98.0 percent and 97.7 percent of total revenues for the 13 and 26 weeks ended July 2, 2005, respectively.  Revenues from international franchisees, customers and licensees were $400,000 and $700,000 or 2.1 percent and 1.9 percent of total revenues for the 13 and 26 weeks ended July 1, 2006, respectively, and $400,000 and $900,000 or 2.0 percent and 2.3 percent of total revenues for the 13 and 26 weeks ended July 2, 2005, respectively.  Revenues from any single foreign country were not material.  Providing geographical information regarding long-lived assets is impracticable.

The Company has one licensee that accounted for $10,000 and $375,000 or 2.3 percent and 35.2 percent of the revenues of the licensing segment for the 13 and 26 weeks ended July 1, 2006, respectively, and $534,000 and $1.3 million or 63.6 percent and 65.8 percent of the revenues of the licensing segment for the 13 and 26 weeks ended July 2, 2005, respectively.  The Company has one customer in its gifts business segment that accounted for $962,000 and $1.9 million or 19.7 percent and 18.7 percent of revenues of the gifts business segment for the 13 and 26 weeks ended July 1, 2006, respectively, and $828,000 and $1.5 million or 15.4 percent and 14.4 percent of the revenues of the gifts business segment for the 13 and 26 weeks ended July 2, 2005, respectively.  There were no other customers or licensees that accounted for more than ten percent of Mrs. Fields’ total revenues or any individual segment’s revenues.

9.  Share-Based Compensation

On January 1, 2006 the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (“SFAS 123R”).  SFAS 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation.

Effective as of May 23, 2004, the Board of Directors of MFC approved adoption of the Phantom Stock Plan of Mrs. Fields’ Companies, Inc. (the “Phantom Plan”).  The purpose of the Phantom Plan is to provide long-term incentives to key employees of MFC or its subsidiaries (the “Participants”) as determined by the Compensation Committee of the Board of Directors (the “Committee”).  The Phantom Plan is unfunded and Participants do not receive any payment under the Phantom Plan until the completion of the first to occur of: (i) a sale of substantially all of the assets of MFC; (ii) a public offering of MFC’s Common Stock where MFC receives proceeds, net of any underwriter’s discounts and expenses, of not less than $50 million; or (iii) any stock sale, merger or other transaction where the owners of Common Stock immediately before the transaction do not own in excess of 50 percent of the common stock of the entity surviving such sale, merger or other transaction (a “Triggering Event”).  Additionally, the Phantom Plan may be terminated by the Board of Directors at any time at its sole discretion.  Participants receive performance units in amounts recommended by the CEO and determined by the Committee.  Upon the completion of a Triggering Event, Participants receive payments reflecting the number and value of their performance units at the time of the completion of the Triggering Event.  Payments to Participants may be made in cash or through issuance of equity securities of MFC, as determined by the Committee, at which time compensation expense will be recognized.  The value of a performance unit at the completion of a Triggering Event is the value of one share of common stock of MFC as determined in good faith by the Board of Directors.  If the Board of Directors determines the need, it may seek the advice of an independent advisor.

The maximum number of performance units that may be granted under the Phantom Plan is one million units. Subdivisions, splits or combinations involving MFC’s Common Stock will proportionately affect the number of performance units that have been awarded under the Phantom Plan.  In May 2004, the Committee approved the grant of up to 392,418 performance units allocated among Participants as determined by the Committee.  In March 2006, the Committee approved the grant of up to 182,274 additional units to Participants identified by the Committee, resulting in total authorized grants of up to 574,692 performance units.  During the 26 weeks ended July 1, 2006, the Committee granted 218,730 performance units to Participants.  Future grants, if any, shall also be determined by the Committee.  As of July 1, 2006, a total of 560,130 performance units have been granted to Participants.

The Company’s Phantom Plan is accounted for under SFAS 123R.  Compensation cost for the grants under the Phantom Plan will be recognized upon the completion of a Triggering Event.  Accordingly, no compensation cost has been recognized in the statement of operations for the 13 and 26 weeks ended July 1, 2006.

10.  Commitments and Contingencies

The Company and its products are subject to regulation by numerous governmental authorities, including without limitation, federal, state and local laws and regulations governing franchising, health, sanitation, environmental protection, safety and hiring and employment practices.

In the ordinary course of business, the Company is involved in routine litigation, including franchise disputes and trademark disputes.  The Company is not a party to any legal proceedings that, in the opinion of management, after consultation with legal counsel, is material to its business, financial condition or results of operations.

As reported in the Company’s Form 8-K filed with the SEC on May 12, 2006, on May 8, 2006, the Court of Chancery of the State of Delaware ruled in the Company’s favor on all issues in the litigation filed against Mrs. Fields Franchising, LLC (“MFF”), a subsidiary of the Company, by Shadewell Grove IP, LLC (“Shadewell”), related to MFF’s termination of certain license agreements between MFF and Shadewell.  Until June 27, 2006, Shadewell continued to operate under the terminated license agreements.  On June 27, 2006, MFF and Shadewell entered into a consulting agreement (the “Shadewell Consulting Agreement”) whereby Shadewell employees would provide consulting and training services to MFF employees through August 28, 2006 to assist MFF in establishing its own business selling products through designated retail distribution channels.  Shadewell received for its services a fee of $325,000 paid in four weekly installments of $81,250 beginning June 28, 2006.

On July 5, 2006, MFF began running its new retail business, including selling products to retail customers directly or through brokers, purchasing inventory from contract manufacturers and providing distribution of product to the customer.  As a result, the Company anticipates the use of cash to operate the business while it identifies a new licensee or develops another strategy for the operation of the type of business formerly operated by Shadewell.

On June 1, 2006, Shadewell’s first quarter royalty payment under the terminated license agreements became past due.  At that time, Shadewell notified the Company that its bank had called its note due and exercised its right to sweep Shadewell’s cash deposits to recover the amount of its note.  As a result, management determined that the collectibility of Shadewell’s first quarter royalty was doubtful and established a bad debt reserve of approximately $345,000.  In addition, the Company earned $268,000 in royalty revenues from Shadewell during the 13 weeks ended July 1, 2006; however, due to the uncertainty of its collectibility, the Company has not recognized any royalty revenues for the terminated license agreements in the second quarter.

11.  Supplemental Condensed Consolidating Financial Information

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

12. Distribution Agreements

TCBY and Blue Line Distributing (“Blue Line”), TCBY’s principal distributor of TCBY products to its franchisees, entered into an Extension to Distribution Agreement (the “Extension Agreement”) effective February 2, 2006.  Under the Extension Agreement, Blue Line agreed to continue to perform under the Food and Packaging Distribution Agreement (the “Distribution Agreement”) dated November 14, 2002, until the earlier to occur of (a) 30 days following the date when TCBY notifies Blue Line in writing that it has obtained a new distributor and (b) 30 days following the date, if any, when Blue Line notifies TCBY in writing that Blue Line reasonably determines that TCBY is no longer making best efforts and progress to obtain a new distributor.  Under the terms of the Extension Agreement, TCBY agreed to make certain payments directly to Blue Line in order to delay distribution cost increases to franchisees and agreed to guarantee certain amounts during the extension period.  TCBY has entered into supply agreements with two regional distributors who will provide service to certain regions of the United States, namely Southwest Traders, Inc. for portions of California, Arizona, New Mexico, Nevada, Oregon, Washington and Idaho, and Yancey’s Foodservice Company, Inc. for portions of Idaho, Utah, Colorado, Wyoming and Nebraska.  TCBY is finalizing negotiations with a number of other distributors who will eventually replace Blue Line, including Kaleel Brothers in the northeastern United States.  TCBY believes it will be able to identify distributors for the remaining regions of the United States before Blue Line ceases its services under the Extension Agreement.  The Company anticipates the distribution costs to many of our franchisees will not substantially increase under the new regional agreements.

13. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48 ("FIN 48") "Accounting for Income Tax Uncertainties."  FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority.  FIN 48 provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.  FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company has not yet determined the impact, if any, of adopting the provisions of FIN 48 on its consolidated financial position or results of operations.

In June 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-03 ("EITF 06-03"), "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)."  EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed.  The provisions of EITF 06-03 become effective as of December 31, 2006. The adoption of EITF 06-03 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

•                  natural disasters, acts of war or terrorist incidents; and

•                  all other factors described under Item 1A. Risk Factors contained elsewhere in this report.

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

Executive Summary

Mrs. Fields Famous Brands, LLC (“we”, “us”, the “Company” or similar terms) is one of the largest franchisors in the premium snack-food industry, featuring Mrs. Fields®, Great American Cookies®, TCBY®, Pretzel Time® and Pretzelmaker® as our core brands.  Through our franchisees’ retail stores, we are the largest retailer of freshly baked on-premises specialty cookies and brownies in the United States of America (the “United States”); the largest retailer of soft-serve frozen yogurt in the United States; and the second largest retailer of baked on-premises pretzels in the United States.  In addition, we operate a gifts business and have entered into licensing arrangements that attempt to leverage awareness of our core brands among our retail customer base.  We operate through a network of 2,384 retail concept locations, which are located throughout the United States and in approximately 25 foreign countries.

Our business is divided into three primary business segments for financial reporting purposes: franchising, gifts and licensing, which represented 69.8 percent, 27.1 percent and 2.9 percent of total revenues, respectively, for the 26 weeks ended July 1, 2006.

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

Our performance against these key performance indicators is presented and discussed throughout the management’s discussion and analysis.  For further disclosure of reportable segments, see Note 8 to our condensed consolidated financial statements contained elsewhere in this report.

As of July 1, 2006, our store portfolio consisted of 1,882 domestic franchised locations, 343 international franchised locations and 159 licensed locations.  Our franchisees’ and licensees’ concept locations by brand are distributed as follows:

	Domestic	International	Licensed
	Franchised	Franchised	Locations	Total
Mrs. Fields	364	94	45	503
Great American	276	1	—	277
Original Cookie	—	—	1	1
Cookie subtotal	640	95	46	781
Pretzel Time	192	5	6	203
Pretzelmaker	147	46	1	194
Hot Sam	—	—	3	3
Pretzel subtotal	339	51	10	400
Bakery brands subtotal	979	146	56	1,181
TCBY - traditional stores	406	—	—	406
TCBY - non-traditional stores	489	197	103	789
Yovana - test stores	2	—	—	2
Beriyo by TCBY - test stores	6	—	—	6
Dairy brands subtotal	903	197	103	1,203
Total	1,882	343	159	2,384

The previous table counts each concept location individually.  For example, if a physical location had a Mrs. Fields store and a Pretzel Time store together, it would be counted as two concept locations in the table above.  If actual physical stores were counted rather than concept locations, total store counts would be reduced by 255 locations to 2,129.

Mrs. Fields’ Original Cookies, Inc. (“MFOC”) and certain of its subsidiaries owned seven franchised and licensed retail concept locations as of July 1, 2006, representing 0.3 percent of the total retail concept locations.  During the 13 and 26 weeks ended July 1, 2006, we recognized $34,000 and $86,000, respectively, of franchise royalties and $59,000 and $133,000, respectively, of product sales relating to the retail concept locations owned by MFOC.  MFOC expects that most of these remaining retail concept locations will be sold to other franchisees or will be closed during fiscal 2006.

During the 26 weeks from December 31, 2005 to July 1, 2006, our store portfolio declined from 2,479 concept locations to 2,384 concept locations, as follows:

	Total Company
	Domestic	International	Licensed
	Franchised	Franchised	Locations	Total
Balance December 31, 2005	1,978	328	173	2,479
New development openings	35	33	—	68
Permanent closings	(132)	(18)	(14)	(164)
Other openings, net	1	—	—	1
Balance July 1, 2006	1,882	343	159	2,384

The following tables provide additional detail of new development openings and permanent closings of our concept locations during the 26 weeks from December 31, 2005 to July 1, 2006:

	Domestic Franchised
			Non-
		Traditional	Traditional
	Bakery	Dairy	Dairy	Total
Balance December 31, 2005	1,006	424	548	1,978
New development openings	26	7	2	35
Permanent closings	(53)	(22)	(57)	(132)
Other openings, net	—	5	(4)	1
Balance July 1, 2006	979	414	489	1,882

	International Franchised
		Non-
		Traditional
	Bakery	Dairy	Total
Balance December 31, 2005	142	186	328
New development openings	16	17	33
Permanent closings	(12)	(6)	(18)
Balance July 1, 2006	146	197	343

	Licensed Locations
		Non-
		Traditional
	Bakery	Dairy	Total
Balance December 31, 2005	64	109	173
Permanent closings	(8)	(6)	(14)
Balance July 1, 2006	56	103	159

We have implemented a number of strategies designed to attempt to reverse our trend of declining store counts, including identifying stores that are at risk of closure for operational issues, lease or franchise agreement expiration and working with franchisees to relocate, transfer or correct operational deficiencies.  We are also testing programs to refresh, remodel or reconcept some of our concept locations, as more fully discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 21, 2006.  There can be no assurance that our strategies will succeed.  If store counts continue to decline, our business operations or financial condition could be adversely affected.

Recent Developments

Blue Line Distributing

TCBY Systems, LLC (“TCBY”) and Blue Line Distributing (“Blue Line”), TCBY’s principal distributor of TCBY products to its franchisees, entered into an Extension to Distribution Agreement (the “Extension Agreement”) effective February 2, 2006.  Under the Extension Agreement, Blue Line agreed to continue to perform under the Food and Packaging Distribution Agreement (the “Distribution Agreement”) dated November 14, 2002, until the earlier to occur of (a) 30 days following the date when TCBY notifies Blue Line in writing that it has obtained a new distributor and (b) 30 days following the date, if any, when Blue Line notifies TCBY in writing that Blue Line reasonably determines that TCBY is no longer making best efforts and progress to obtain a new distributor.  Under the terms of the Extension Agreement, TCBY agreed to make certain payments directly to Blue Line in order to delay distribution cost increases to franchisees and agreed to guarantee certain amounts during the extension period.  TCBY has entered into supply agreements with two regional distributors who will provide service to certain regions of the United States, namely Southwest Traders, Inc. for portions of California, Arizona, New Mexico, Nevada, Oregon, Washington and Idaho, and Yancey’s Foodservice Company, Inc. for portions of Idaho, Utah, Colorado, Wyoming and Nebraska.  TCBY is finalizing negotiations with a number of other distributors who will eventually replace Blue Line, including Kaleel Brothers in the northeastern United States.  TCBY believes it will be able to identify distributors for the remaining regions of the United States before Blue Line ceases its services under the Extension Agreement.  We anticipate the distribution costs to many of our franchisees will not substantially increase under the new regional agreements.

Status of the Shadewell Business

As reported in our Form 8-K filed with the SEC on May 12, 2006, on May 8, 2006, the Court of Chancery of the State of Delaware ruled in our favor on all issues in the litigation filed against Mrs. Fields Franchising, LLC (“MFF”), a subsidiary of the Company, by Shadewell Grove IP, LLC (“Shadewell”), related to MFF’s termination of certain license agreements between MFF and Shadewell.  Until June 27, 2006, Shadewell continued to operate under the terminated license agreements.  On June 27, 2006, MFF and Shadewell entered into a consulting agreement (the “Shadewell Consulting Agreement”) whereby Shadewell employees would provide consulting and training services to MFF employees through August 28, 2006 to assist MFF in establishing its own business selling products through designated retail distribution channels.  Shadewell received for its services a fee of $325,000 paid in four weekly installments of $81,250 beginning June 28, 2006.

On July 5, 2006, MFF began running its new retail business, including selling products to retail customers directly or through brokers, purchasing inventory from contract manufacturers and providing distribution of product to the customer.  As a result, management anticipates the use of significant cash to operate the business while it identifies a new licensee or develops another strategy for the operation of the type of business formerly operated by Shadewell.

On June 1, 2006, Shadewell’s first quarter royalty payment under the terminated license agreements became past due.  At that time, Shadewell notified the Company that its bank had called its note due and exercised its right to sweep Shadewell’s cash deposits to recover the amount of its note.  As a result, management determined that the collectibility of Shadewell’s first quarter royalty was doubtful and established a bad debt reserve of approximately $345,000.  In addition, the Company earned $268,000 in royalty revenues from Shadewell during the 13 weeks ended July 1, 2006; however, due to the uncertainty of its collectibility, we have not recognized any royalty revenues for the terminated license agreements in the second quarter.

We anticipate that the income realized by us from these new retail business activities will not immediately replace or exceed the royalties that may have been generated by the terminated license agreements.

Results of Operations

The following table sets forth, for the periods indicated, certain information relating to our operations and percentage changes from period to period (in thousands):

	13 Weeks Ended			26 Weeks Ended
	July 1,	July 2,	%	July 1,	July 2,	%
	2006	2005	Change	2006	2005	Change
REVENUES:
Franchising	$13,561	$13,969	(2.9)	$25,924	$26,323	(1.5)
Gifts	4,887	5,389	(9.3)	10,065	10,349	(2.7)
Licensing	427	839	(49.1)	1,067	1,977	(46.0)
Other	45	67	(32.8)	79	119	(33.6)
Total revenues	18,920	20,264	(6.6)	37,135	38,768	(4.2)
OPERATING COSTS AND EXPENSES:
Franchising	6,023	5,726	5.2	11,967	10,814	10.7
Gifts	5,518	5,330	3.5	12,150	10,578	14.9
Licensing	680	213	219.2	909	355	156.1
General and administrative	2,581	2,297	12.4	5,440	4,302	26.5
Depreciation	943	274	244.2	1,359	553	145.8
Amortization	538	705	(23.7)	1,076	1,410	(23.7)
Impairment of goodwill	14,568	—	NM	14,568	—	NM
Other operating expenses, net	23	44	(47.7)	58	81	(28.4)
Total operating costs and expenses	30,874	14,589	111.6	47,527	28,093	69.2
Income (loss) from operations	(11,954)	5,675	(310.6)	(10,392)	10,675	(197.3)
Interest expense, net	(5,241)	(5,344)	(1.9)	(10,471)	(10,699)	(2.1)
Other loss	(150)	—	NM	(28)	—	NM
Income (loss) before provision (benefit) for income taxes	(17,345)	331	NM	(20,891)	(24)	NM
Provision (benefit) for income taxes	651	110	NM	(790)	(10)	NM
Net income (loss)	$(17,996)	$221	NM	$(20,101)	$(14)	NM

Cash flows from operating activities	$3,532	$6,915	(48.9)	$(7,689)	$728	NM
Cash flows from investing activities	$(1,281)	$(393)	(226.0)	$(1,681)	$(569)	(195.4)
Cash flows from financing activities	$(25)	$(9)	(177.8)	$(51)	$(17)	(200.0)

13 Weeks Ended July 1, 2006
Compared to the 13 Weeks Ended July 2, 2005

Income (Loss) From Operations—Overview.  Loss from operations was $11.9 million for the 13 weeks ended July 1, 2006, a decrease of $17.6 million from income of $5.7 million for the 13 weeks ended July 2, 2005.  This decrease was primarily attributable to the impairment of goodwill associated with the dairy franchise reporting unit of $14.6 million, a decrease in contribution from our business segments of $2.3 million, an increase in depreciation and amortization expense of $500,000 and an increase in general and administrative expenses of $300,000.  Decreases in contribution from our business segments of $2.3 million were comprised of decreases in our licensing segment contribution of $900,000, our franchising segment contribution of $700,000 and our gifting segment contribution of $700,000.

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

	For the 13 Weeks Ended
	July 1,	July 2,	%
Reporting Segment	2006	2005	Change
Franchising	$7,538	$8,243	(8.6)
Gifts	(631)	59	NM
Licensing	(253)	626	NM
Total segment contribution	$6,654	$8,928	(25.5)

Franchising

The following table details the revenues and operating expenses of the franchising segment for the 13 weeks ended July 1, 2006 and July 2, 2005 (in thousands):

	For the 13 Weeks Ended
	July 1,	July 2,	%
	2006	2005	Change
Bakery revenues	$9,421	$9,471	(0.5)
Dairy revenues	4,140	4,498	(8.0)
Total franchising revenues	13,561	13,969	(2.9)
Bakery operating expenses	4,338	4,288	1.2
Dairy operating expenses	1,685	1,438	17.2
Total franchising operating expenses	6,023	5,726	5.2
Total franchising contribution	$7,538	$8,243	(8.6)

The following table details the year-over-year (“YOY”) percentage increase (decrease) in same store sales for the 13 weeks ended July 1, 2006 and July 2, 2005:

	For the 13 Weeks Ended
	July 1,	July 2,
YOY % Change by Concept	2006	2005
Mrs. Fields	(2.1)	0.4
Great American Cookies	2.7	5.6
Pretzel Time	7.0	2.5
Pretzelmaker	11.9	9.4
Total Bakery	2.7	3.6
TCBY	(3.5)	(0.3)
Total Company	0.8	2.3

Year-Over-Year Same Store Sales.  Year-over-year same store sales increased for all of our concepts excluding our Mrs. Fields and TCBY concepts during the 13 weeks ended July 1, 2006.

Our bakery concepts’ year-over-year same store sales increased 2.7 percent for the 13 weeks ended July 1, 2006.  The increase in year-over-year same store sales was due to continued improvement in execution by our franchisees, new merchandising and increased focus on decorating and Grab & Go tables.  Our Great American Cookies concept increased year-over-year sales primarily due to Cookie Express Grab & Go Decorating Tables for Mother’s Day and Father’s Day as well as targeted in-store and direct mail promotions for graduation occasions.  Our Pretzel Time and Pretzelmaker concepts increased year-over-year sales due to continued focus on Breezer™ smoothies and the “Great Tastes Collide” campaign pairing pretzel bites and Breezers™ together.  Our Mrs. Fields concept experienced a year-over-year sales decline due to decreased customer counts at the counter and lower performance for the holidays such as Mother’s Day and Father’s Day.

Our TCBY concept’s year-over-year same store sales decreased 3.5 percent for the 13 weeks ended July 1, 2006.  The decrease in year-over-year same store sales was partially a result of Easter falling in the second quarter last year compared to the first quarter of this year.  Since most of our TCBY stores are closed Easter Day, there was one less sales day in the second quarter of this year than in the prior year.  Sales were also negatively impacted by wetter than normal weather in our key markets, reducing store traffic.  New product introductions included replacement of all ice cream with hand scooped frozen yogurt in May of 2006, supporting our core yogurt point of difference.  The premium hand scooped yogurt has been well received by franchisees and consumers.

Franchising Revenues.  Franchising revenues were $13.6 million for the 13 weeks ended July 1, 2006, a decrease of $400,000 or 2.9 percent, from $14.0 million for the 13 weeks ended July 2, 2005.  This decrease was due to decreased revenues from the dairy franchise system of $400,000 or 8.0 percent.

Our revenues from our bakery franchise system for the 13 weeks ended July 1, 2006 were comparable to that for the 13 weeks ended July 2, 2005.  This was due to decreases in initial franchise fees of $200,000, which resulted from initial franchise fees from a territorial franchise agreement in Canada for our Mrs Fields and Pretzelmaker concepts in 2005 that did not occur in 2006 and product formulation revenues of $200,000 offset by an increase in sales of products by our Great American Cookies manufacturing facility to our franchisees of $400,000.  The reduction in product formulation revenues was the result of lower product formulation revenues earned through our Mrs. Fields bakery franchise system of $100,000 and lower allowances earned from our beverage vendors of $100,000.  Royalties for the 13 weeks ended July 1, 2006 were comparable to that of the 13 weeks ended July 2, 2005.

The decrease in revenues from our dairy franchise system was due to decreases in initial fees of $200,000, royalties of $100,000 or 6.9 percent and product formulation revenues generated by purchases of TCBY products by franchisees of $100,000 or 4.3 percent.  The decrease in royalties and product formulation is principally attributable to approximately 1,000 or 11.7 percent fewer unit weeks and the decrease in year-over-year same store sales.  We anticipate that our dairy unit weeks will continue to decline in the near future, at least until our reconcepting tests for Beriyo by TCBY and Yovana are completed and we have developed a plan to implement the reconcepting in qualified TCBY traditional stores.  We anticipate our reconcepting tests for Beriyo by TCBY will be completed in the fourth quarter of fiscal 2006, although reconcepting tests and activities may continue into 2007.  We continue to be encouraged by consumer data we have collected.  However, there can be no assurances that our reconcepting tests or implementation will be successful, or that a reconcepting will slow or reverse the declining TCBY store count or contribution, which may adversely affect our results of operations.

Franchising Expenses.  Franchising expenses are comprised of operation and supervision expenses wherein we provide support, direction and supervision to the franchisees; development and support expenses including product development costs, expenses relating to new franchise development, marketing and advertising, bad debt expense and other direct franchising expenses; and cost of product sales associated with our Great American Cookies manufacturing facility, including raw ingredients, labor and other manufacturing costs.  Franchising expenses were $6.0 million for the 13 weeks ended July 1, 2006, an increase of $300,000 or 5.2 percent, from $5.7 million for the 13 weeks ended July 2, 2005.  This increase was attributable to increases in distribution costs of $200,000 associated with the distribution of our dairy products to our dairy franchise system resulting from the Blue Line Extension Agreement, product cost of sales associated with our Great American Cookies manufacturing facility of $200,000, franchise development and support expenses of $400,000 partially offset by reductions in expenses associated with our brand initiatives of $400,000 and franchise operations and supervision of $100,000.

The increase in franchise development and support expenses was due to increases in salaries and related employee costs of $300,000 and severance costs of $200,000 partially offset by a decrease in costs associated with our royalty assurance program of $100,000.  The reduction in operations and supervision expense of $100,000 was due to reductions in compensation and related benefits.

Gifts

Gifts Revenues.  Gifts revenues were $4.9 million for the 13 weeks ended July 1, 2006, a decrease of $500,000 from $5.4 million for the 13 weeks ended July 2, 2005.  Gifts revenues consist of sales through our catalog and website as well as affiliations with other websites and sales to large corporate accounts for gifting purposes and commercial airlines.  The decrease in revenues for the 13 weeks ended July 1, 2006 was due to decreases in sales through our catalog and website of $200,000 national accounts of $400,000 partially offset by increases in sales through Internet search engines of $100,000.  The decrease in sales through our catalog and website was primarily due to decreased circulation of our Mother’s Day and Father’s Day catalog.  The decrease in sales to national accounts was due to a large initial order shipped in June of 2005.

Gifts Expenses.  Gifts expenses were $5.5 million for the 13 weeks ended July 1, 2006, an increase of $200,000 from $5.3 million for the 13 weeks ended July 2, 2005.  This increase in expenses was due to increases in cost of goods sold of $300,000 and selling expenses of $100,000 principally for increased paper and creative costs of our catalogs partially offset by decreased circulation.  These increases were partially offset by a reduction in general and administrative expenses of $200,000.  The decrease in general and administrative expenses was due to decreases in professional fees of $400,000 for consultants in 2005 who assisted us in the development of our gifting business strategy and bad debt expense of $100,000 partially offset by increases in compensation and related costs of $200,000 and professional IT services of $100,000.

Licensing

Licensing Revenues.  Licensing revenues were $400,000 for the 13 weeks ended July 1, 2006, a decrease of $400,000 or 49.1 percent, from $800,000 for the 13 weeks ended July 2, 2005.  This decrease was due to decreases in licensing royalties earned under our licensing agreement for the sale of Mrs. Fields branded shelf stable cookies of $500,000, partially offset by an increase in royalties earned under our licensing agreement for the sale of TCBY frozen food specialty products through retail channels of $100,000.  As discussed in Recent Developments contained elsewhere in this report, due to the uncertainty of the collectibility of royalties earned under our terminated license agreements with Shadewell, we have not recognized any royalty revenues earned under these agreements during the 13 weeks ended July 1, 2006. We do not anticipate earning any royalties under the terminated license agreements for the remainder of the year.

Licensing Expenses.  Licensing expenses were $700,000 for the 13 weeks ended July 1, 2006, an increase of $500,000 or 219.2 percent, from $200,000 for the 13 weeks ended July 2, 2005.  This increase was due to increases in bad debt  expense as a result of the termination of our license agreements for the sale of Mrs. Fields branded shelf stable cookies of $300,000 and costs associated with the sale of TCBY branded frozen products of $200,000.

Other

General and Administrative Expense.  General and administrative expenses were $2.6 million for the 13 weeks ended July 1, 2006, an increase of $300,000 or 12.4 percent, from $2.3 million for the 13 weeks ended July 2, 2005.  This increase was primarily due to a reduction in the reimbursement amount for management services provided to our parent company, MFOC, of $400,000 as a result of the decrease in the number of stores operated by MFOC and increases in health insurance and other administrative costs of $100,000, partially offset by reductions in recruiting and relocation costs of $100,000 and severance costs of $100,000.

Depreciation and Amortization Expense.  Total depreciation and amortization expense was $1.5 million for the 13 weeks ended July 1, 2006, an increase of $500,000 or 51.3 percent from $1.0 million for the 13 weeks ended July 2, 2005.  Depreciation expense was $1.0 million for the 13 weeks ended July 1, 2006, an increase of $700,000 or 244.2 percent, from $300,000 for the 13 weeks ended July 2, 2005.  This increase was principally due to a $400,000 write-down of leasehold improvements and equipment associated with a Yovana test store and the acceleration of depreciation expense associated with leasehold improvements in our existing gifting facility in anticipation of relocating from that facility into a new facility in August 2006, which shortened the useful lives of these leasehold improvements.  Amortization expense for the 13 weeks ended July 1, 2006 was $500,000, a decrease of $200,000 or 23.7 percent, from $700,000 for the 13 weeks ended July 2, 2005.  This decrease was principally due to the impairment of certain intangible assets of TCBY in 2005 which resulted in a lower carrying value of the intangible assets and lower amortization expense in periods subsequent to the impairment.

Impairment of Goodwill.  During the 13 weeks ended July 1, 2006, we recorded a charge of $14.6 million to reduce the carrying value of the goodwill associated with our dairy franchising reporting unit.  This impairment was principally the result of an eroding dairy franchise system due to fewer locations, consistent negative year-over-year same store sales by our dairy franchisees and our inability to locate and open a significant number of new or additional franchise locations.   These factors have resulted in continued decreases in franchise royalties and yogurt formulation revenues from our dairy franchise system.  See Note 5 to our condensed consolidated financial statements contained elsewhere in this report.

Interest Expense, Net.  Interest expense, net was $5.2 million for the 13 weeks ended July 1, 2006, a decrease of $100,000 or 1.9 percent, from $5.3 million for the 13 weeks ended July 2, 2005.  The decrease in interest expense, net was the result of a reduction in amortization of deferred loan costs and an increase in interest income earned on our cash balances.

26 Weeks Ended July 1, 2006
Compared to the 26 Weeks Ended July 2, 2005

Income From Operations—Overview.  Loss from operations was $10.4 million for the 26 weeks ended July 1, 2006, a decrease of $21.1 million from $10.7 million for the 26 weeks ended July 2, 2005.  This decrease was primarily attributable to the impairment of goodwill associated with the dairy franchise reporting unit of $14.6 million, a decrease in contribution from our business segments of $4.9 million, an increase in general and administrative expenses of $1.1 million and an increase in depreciation and amortization expense of $500,000.  Decreases in contribution from our business segments of $4.9 million was comprised of decreases in our gifting segment contribution of $1.9 million, our franchising segment contribution of $1.6 and our licensing segment contribution of $1.4 million.

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

	For the 26 Weeks Ended
	July 1,	July 2,	%
Reporting Segment	2006	2005	Change
Franchising	$13,957	$15,509	(10.0)
Gifts	(2,085)	(229)	NM
Licensing	158	1,622	(90.3)
Total segment contribution	$12,030	$16,902	(28.8)

Franchising

The following table details the revenues and operating expenses of the franchising segment for the 26 weeks ended July 1, 2006 and July 2, 2005 (in thousands):

	For the 26 Weeks Ended
	July 1,	July 2,	%
	2006	2005	Change
Bakery revenues	$19,017	$18,609	2.2
Dairy revenues	6,907	7,714	(10.5)
Total franchising revenues	25,924	26,323	(1.5)
Bakery operating expenses	8,780	8,173	7.4
Dairy operating expenses	3,187	2,641	20.7
Total franchising operating expenses	11,967	10,814	10.7
Total franchising contribution	$13,957	$15,509	(10.0)

The following table details the YOY percentage increase (decrease) in same store sales for the 26 weeks ended July 1, 2006 and July 2, 2005:

	For the 26 Weeks Ended
	July 1,	July 2,
YOY % Change by Concept	2006	2005
Mrs. Fields	(1.6)	1.0
Great American Cookies	3.9	4.5
Pretzel Time	5.8	3.7
Pretzelmaker	11.5	10.0
Total Bakery	3.0	3.6
TCBY	(0.7)	(0.7)
Total Company	2.0	2.3

Year-Over-Year Same Store Sales.  Year-over-year same store sales increased for all of our concepts excluding our Mrs. Fields and TCBY concepts during the 26 weeks ended July 1, 2006.

Our bakery concepts’ year-over-year same store sales increased 3.0 percent for the 26 weeks ended July 1, 2006.  The increase in year-over-year same store sales was due to new merchandising programs and continued improvement in execution by our franchisees.  Our Great American Cookies concept increased year-over-year sales primarily due to continued emphasis on cookie cakes, Cookie Express Grab & Go decorating tables and a retail price increase.  Our Pretzel Time and Pretzelmaker concepts increased year-over-year sales due to continued focus on Breezer™ smoothies and the “Great Tastes Collide” campaign pairing pretzel bites and Breezer™ together.  Our Mrs. Fields concept experienced a year-over-year sales decline due to decreased customer counts at the counter and lower performance for the holidays such as Mother’s Day and Father’s Day.

Our TCBY concept’s year-over-year same store sales decreased 0.7 percent for the 26 weeks ended July 1, 2006.  We continue to focus and emphasize store level operations and standards enforcement to improve operations and the consumer experience in the store.  This work is being executed in parallel to various reconcepting tests. This reconcepting work is designed to leverage consumer trends, provide a new platform for sales growth, build an improved franchisee business model and strengthen our new store development initiatives.

Franchising Revenues.  Franchising revenues were $25.9 million for the 26 weeks ended July 1, 2006, a decrease of $400,000 or 1.5 percent, from $26.3 million for the 26 weeks ended July 2, 2005.  The decreased revenues were due to a decrease in revenues from our dairy franchise system of $800,000 or 10.5 percent, partially offset by increased revenues from our bakery franchise system of $400,000 or 2.2 percent.

The increase in revenues from our bakery franchise system was principally attributable to increases in sales of products by our Great American Cookies manufacturing facility to our franchisees of $900,000 or 11.3 percent and royalties of $200,000 or 2.9 percent, partially offset by reductions of product formulation revenues generated by purchases of certain bakery products by franchisees of $200,000 or 19.1 percent, allowances earned from our beverage vendors of $300,000 or 33.8 percent and initial franchise fees of $200,000.  The increase in sales by our Great American Cookies manufacturing facility was primarily due to increases in batter purchases by our Great American Cookies franchisees as a result of continued positive year-over-year same store sales by our franchisees and a price increase to our franchisees of 8.3 percent effective April 2005.  The increase in royalties was principally due to increases in year-over-year sales by our franchisees.  The reduction in product formulation revenues was the result of lower product formulation revenues earned through our Mrs. Fields bakery franchise system of $200,000.  The decrease in initial franchise fees of $200,000 was due to initial franchise fees earned in Canada from our Mrs. Fields and Pretzelmaker concepts in 2005 that were not repeated in 2006.

The decrease in revenues from our dairy franchise system was principally comprised of decreases in product formulation revenues generated by purchases of TCBY products by franchisees of $400,000 or 7.0 percent, royalties of $300,000 or 12.4 percent and initial franchise fees of $100,000 or 44.5 percent.  The decrease in royalties and product formulation revenues is principally attributable to approximately 2,000 or 11.2 percent fewer unit weeks.  We anticipate that our dairy unit weeks will continue to decline in the near future, at least until our reconcepting tests for Beriyo by TCBY and Yovana are completed and we have developed a plan to implement the reconcepting in qualified TCBY traditional stores.  We anticipate our reconcepting tests for Beriyo by TCBY will be completed in the fourth quarter of fiscal 2006, although reconcepting tests and activities may continue into 2007.  We continue to be encouraged by consumer data we have collected.  However, there can be no assurances that our reconcepting tests or implementation will be successful, or that a reconcepting will slow or reverse the declining TCBY store count or contribution, which may adversely affect our results of operations.

Franchising Expenses.  Franchising expenses were $12.0 million for the 26 weeks ended July 1, 2006, an increase of $1.2 million or 10.7 percent, from $10.8 million for the 26 weeks ended July 2, 2005.  This increase was attributable to increases in distribution costs of $500,000 associated with the distribution of our dairy products to our dairy franchise system resulting from the Blue Line Extension Agreement, product cost of sales associated with our Great American Cookies manufacturing facility of $500,000 and franchise development and support expenses of $900,000 partially offset by a reduction in expenses associated with our brand initiatives of $700,000.

The increase in franchise development and support expenses of $900,000 was due to increases in salaries and related employee costs of $700,000, severance costs of $200,000, bad debt expense of $100,000 and other franchise development costs of $100,000, partially offset by a reduction in costs associated with our royalty assurance program of $200,000.

Gifts

Gifts Revenues.  Gifts revenues were $10.0 million for the 26 weeks ended July 1, 2006, a decrease of $300,000 from $10.3 million for the 26 weeks ended July 2, 2005.  The decrease in revenues for the 26 weeks ended July 1, 2006 was due to decreases in sales through our partners such as 1-800-Flowers and Walmart of $200,000 national accounts of $100,000 sales to airline and other customers of $400,000, partially offset by increases in sales through Internet search engines of $300,000 or 37.3 percent and our affiliations with other websites of $100,000.

Gifts Expenses.  Gifts expenses were $12.2 million for the 26 weeks ended July 1, 2006, an increase of $1.6 million from $10.6 million for the 26 weeks ended July 2, 2005.  This increase in expenses was due to increases in cost of goods sold of $1.0 million and selling expenses of $600,000 principally for increased paper and creative costs of our catalogs partially offset by decreased circulation.  General and administrative expenses for gifts were $2.3 million for the 26 weeks ended July 1, 2006 and July 2, 2005.  This was due to increases in compensation and related costs of $300,000, professional IT services of $200,000 and severance costs of $200,000, partially offset by a decrease in professional fees of $700,000 for consultants in 2005 for the assistance and development of our gifting business strategy.

Licensing

Licensing Revenues.  Licensing revenues were $1.1 million for the 26 weeks ended July 1, 2006, a decrease of $900,000 or 46.0 percent, from $2.0 million for the 26 weeks ended July 2, 2005.  This decrease was due to decreases in licensing royalties earned under our licensing agreement for the sale of Mrs. Fields branded shelf stable cookies of $900,000, licensing royalties earned under an agreement for the sale of Mrs. Fields branded premium hot cocoa that was terminated in early 2005 of $100,000, partially offset by an increase in royalties earned under our licensing agreement for the sale of TCBY yogurt covered pretzels and other branded products of $100,000.  As discussed in Recent Developments contained elsewhere in this report, we do not anticipate earning any royalties under the terminated license agreements for the sale of Mrs. Fields branded shelf stable cookies for the remainder of the year.

Licensing Expenses.  Licensing expenses were $900,000 for the 26 weeks ended July 1, 2006, an increase of $500,000 or 156.1 percent, from $400,000 for the 26 weeks ended July 2, 2005.  This increase was due to bad debt expense as a result of the termination of our license agreements for the sale of Mrs. Fields branded shelf stable cookies of $400,000 and in an increase in costs associated with the sale of TCBY branded frozen products of $100,000.

Other

General and Administrative Expense.  General and administrative expenses were $5.4 million for the 26 weeks ended July 1, 2006, an increase of $1.1 million or 26.5 percent, from $4.3 million for the 26 weeks ended July 2, 2005.  This increase was primarily due to a reduction in the reimbursement amount for management services provided to our parent company, MFOC, of $900,000 as a result of the decrease in the number of stores operated by MFOC and increases in severance costs of $200,000, salaries and related benefits of $200,000 and health insurance expense of $100,000 partially offset by reductions in incentive compensation of $100,000, professional fees of $100,000 and recruiting and relocation of $100,000.

Depreciation and Amortization Expense.  Total depreciation and amortization expense was $2.4 million for the 26 weeks ended July 1, 2006, an increase of $400,000 or 24.0 percent from $2.0 million for the 26 weeks ended July 2, 2005.  Depreciation expense was $1.4 million for the 26 weeks ended July 1, 2006, an increase of $800,000 or 145.8 percent, from $600,000 for the 26 weeks ended July 2, 2005.  This increase was principally due to a $400,000 write-down of leasehold improvements and equipment associated with a Yovana test store and the acceleration of depreciation expense associated with leasehold improvements in our existing gifting facility in anticipation of relocating from that facility into a new facility in August 2006, which shortened the useful lives of these leasehold improvements.  Amortization expense for the 26 weeks ended July 1, 2006 was $1.1 million, a decrease of $300,000 or 23.7 percent, from $1.4 million for the 26 weeks ended July 2, 2005.  This decrease was principally due to the impairment of certain intangible assets of TCBY in 2005 which resulted in a lower carrying value of the intangible assets and lower amortization expense in future periods.

Impairment of Goodwill.  During the 26 weeks ended July 1, 2006, we recorded a charge of $14.6 million to reduce the carrying value of the goodwill associated with our dairy Franchising reporting unit.  This impairment was principally the result of an eroding dairy franchise system due to fewer locations, consistent negative year-over-year same store sales by our dairy franchisees and our inability to locate and open a significant number of new or additional franchise locations.   These factors have resulted in continued decreases in franchise royalties and yogurt formulation revenues from our dairy franchise system.  See Note 5 to our condensed consolidated financial statements contained elsewhere in this report.

Interest Expense, Net.  Interest expense, net was $10.5 million for the 26 weeks ended July 1, 2006, a decrease of $200,000 or 2.1 percent, from $10.7 million for the 26 weeks ended July 2, 2005.  The decrease in interest expense, net was the result of a reduction in amortization of deferred loan costs and an increase in interest income earned on our cash balances.

Consolidated Financial Condition

Total assets at July 1, 2006 were $114.5 million, a decrease of $25.4 million or 18.1 percent, from $139.9 million at December 31, 2005.  This decrease was primarily attributable to decreases in goodwill of $14.6 million, cash and cash equivalents of $9.4 million as a result of our semi-annual interest payment of $10.2 million, trademarks and intangibles of $1.0 million, accounts receivables of $800,000, deferred loan costs of $500,000 and inventory of $200,000 partially offset by increases in property and equipment, net of $600,000, prepaid expenses of $200,000 and deferred tax assets and other assets of $300,000.

Total liabilities at July 1, 2006 were $216.3 million, a decrease of $5.0 million or 2.3 percent, from $221.3 million at December 31, 2005.  This decrease was primarily due to decreases in accounts payable of $4.1 million, accrued liabilities of $600,000, amounts due affiliates of $300,000 and capital lease obligations of $100,000 partially offset by an increase in deferred revenues of $100,000.

Consolidated Cash Flows for the 26 Weeks Ended July 1, 2006 Compared to July 2, 2005

Net cash flows used in operating activities were $7.7 million for the 26 weeks ended July 1, 2006, a decrease of $8.4 million from net cash flows provided by operating activities of $700,000 for the 26 weeks ended July 2, 2005.  This increase in cash used in operations was principally due to a decrease in contribution by our operating segments of $4.9 million, an increase in general and administrative expense of $1.2 million and decreases in cash provided from working capital assets and liabilities of $2.3 million.

Net cash flows used in investing activities were $1.7 million for the 26 weeks ended July 1, 2006, an increase of $1.1 million from cash used in investing activities of $600,000 for the 26 weeks ended July 2, 2005.  This increase was attributable to increases in purchases of property and equipment of $1.2 million partially offset by proceeds from the sale of equity warrants in Nonni’s Food Company of $100,000.

Net cash flows used in financing activities were negligible for the 26 weeks ended July 1, 2006 and for the 26 weeks ended July 2, 2005.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operating activities and cash on hand.  At July 1, 2006, we had $14.3 million of cash on hand.  During fiscal 2006, we expect that our principal uses of cash will be for working capital, capital expenditures of approximately $4.0 million primarily for leasehold improvements and equipment for our new gifts facility and interest payments on our 9 percent senior secured notes and the 11½ percent senior secured notes (the “Senior Secured Notes”) of $20.5 million, of which $10.25 million was paid on March 15, 2006.  As discussed in Recent Developments contained elsewhere in this report, management anticipates the use of significant cash to operate the business previously operated by Shadewell under certain license agreements that were terminated by us.  During fiscal 2006, we will not be required but we may offer to repurchase a portion of the Senior Secured Notes as described below.  In addition, to the extent we have cash available and it is permitted by the indenture agreement, we may pay dividends to our parent companies for uses such as acquisitions, debt repayments and dividends.  We believe that cash provided by operating activities and cash on hand will be adequate to meet our cash requirements for the next 12 months.

We are highly leveraged.  At July 1, 2006, we had $195.7 million of long-term debt represented by the Senior Secured Notes.  The Senior Secured Notes mature on March 15, 2011, with interest payable semi-annually on March 15 and September 15.  Due to borrowing restrictions under the indenture governing the Senior Secured Notes, our ability to obtain additional debt financing is significantly limited.  The Senior Secured Notes require us to offer to repurchase a portion of the notes at 100 percent of the principal amount, plus accrued and unpaid interest thereon to the date of purchase, with 50 percent of our “excess cash flow”, as defined in the indenture agreement, when the ratio of our net indebtedness to consolidated EBITDA is above 3.75 to 1.0 and the cumulative unpaid excess cash flow offer amount exceeds $10.0 million.  For a more detailed description of the material terms of the Senior Secured Notes, see Note 3 to our consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC on March 21, 2006.

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

On an annual basis (in the fourth quarter), or more frequently if circumstances indicate potential impairment, we complete an evaluation of goodwill associated with our various reporting units.  To the extent that the fair value associated with goodwill is determined to be less than the recorded value, we write down the value of the related goodwill.  The estimated fair value of goodwill is affected by, among other things, our business plan for the future, estimated results of future operations and the comparable companies and transactions that are used to estimate the fair value of our goodwill.  Changes in the business plan or operating results that are different than the projections used to develop the valuation of goodwill may have an impact on the valuation of the goodwill.

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

Impairment of Long-lived and Certain Identifiable Intangible Assets.  We review our long-lived assets for impairment when circumstances indicate that the carrying value of an asset may not be fully recovered by the undiscounted net cash flow generated over the remaining life of the related asset or group of assets.  If the cash flows generated by the asset are not sufficient to recover the remaining carrying value of the asset, we are required to write down the value of the asset to its estimated fair value.  In evaluating whether the asset will generate sufficient cash flow to recover its carrying value, we estimate the amount of cash flow that will be generated by the asset and the remaining life of the asset.  In making our estimate, we consider the performance trends related to the asset, the likelihood that the trends will continue or change, both at the asset level as well as at the national economic level, and the length of time that we expect to retain the asset.

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

We receive cash payments for product formulation fees and allowances from suppliers based on the amount of product purchased directly by our distributors and franchisees.  These product formulation fees and allowances represent cash payments to us for the right to use our proprietary formulations and recipes to manufacture the frozen dough, dough mixes and TCBY products these suppliers sell to our franchisees.  Formulation fees and allowances are recorded as franchising revenues upon shipment of product to our distributors or franchisees.  Included in franchising revenues was $3.4 million and $6.1 million for the 13 and 26 weeks ended July 1, 2006, respectively, and $3.8 million and $7.0 million for the 13 and 26 weeks ended July 2, 2005, respectively.

Recent Accounting Pronouncements

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48 ("FIN 48") "Accounting for Income Tax Uncertainties."  FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority.  FIN 48 provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.  FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We have not yet determined the impact, if any, of adopting the provisions of FIN 48 on our consolidated financial position or results of operations.

        In June 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-03 ("EITF 06-03"), "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)."  EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed.  The provisions of EITF 06-03 become effective as of December 31, 2006. The adoption of EITF 06-03 is not expected to have a material impact on our consolidated financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risks since the end of the Company’s fiscal year ended December 31, 2005.  For more information, please read Item 7A and the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K, filed with the SEC on March 21, 2006.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended July 1, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its products are subject to regulation by numerous governmental authorities, including without limitation, federal, state and local laws and regulations governing franchising, health, sanitation, environmental protection, safety and hiring and employment practices.

In the ordinary course of business, the Company is involved in routine litigation, including franchise disputes and trademark disputes.  The Company is not a party to any legal proceedings that, in the opinion of management, after consultation with legal counsel, is material to its business, financial condition or results of operations.

As discussed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 21, 2006, the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2006 and filed with the SEC on May 12, 2006 and the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2006, Shadewell Grove IP, LLC (“Shadewell”) filed a Verified Complaint, Motion for Restraining Order and related documents (the “Action”) in the Court of Chancery of the State of Delaware against Mrs. Fields Franchising, LLC, a wholly-owned subsidiary of the Company (“MFF”), in October 2005.  The action arose from MFF’s termination of certain license agreements for Shadewell’s failure to make certain payments to MFF in a timely manner.  In the Action, Shadewell alleged that the license agreements were improperly terminated by MFF.  Among other relief, Shadewell sought a court order that the license agreements would remain in full force and effect and that MFF must specifically perform its obligations under the agreements.  On May 8, 2006, the court ruled in our favor on all issues.  Until June 27, 2006, Shadewell continued to operate under the terminated license agreements.  On June 27, 2006, MFF and Shadewell entered into a consulting agreement (the “Shadewell Consulting Agreement”) whereby Shadewell employees would provide consulting and training services to MFF employees through August 28, 2006 to assist in establishment of MFF’s new business that will operate in distribution channels similar to those previously served by Shadewell for a fee of $325,000 paid in four weekly installments of $81,250 beginning June 28, 2006.  See “Status of the Shadewell Business” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this report.

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

Our initial focus will include the “repositioning” of our TCBY brand by targeting today’s health conscious consumers and the “reconcepting” of our TCBY brand by redesigning its trademarks, décor and updating its menus. We have begun the process of reviewing how best to develop and implement the reconcepting, including the testing of our Beriyo by TCBY and Yovana concepts.  However, we do not know how successful we will be in developing or implementing a reconcepting plan or the extent to which the capital investment required to implement such a reconcepting plan will be available when needed.  If we are unable to successfully implement this or any other aspect of our business strategy, our business operations and our financial condition could be adversely affected.

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

We believe that the amount and proximity of pedestrian traffic near our bakery brand stores strongly influence sales of our products, which we believe are frequently impulse purchases.  In recent years, we believe visits to major shopping malls, where at July 1, 2006 the majority of our bakery franchisees’ stores are located, have experienced periods of decline.  This trend has had a negative impact on our revenues.  We cannot be sure that this trend will not continue or that this trend can be offset by increased sales per customer.  A prolonged decline in mall traffic could adversely affect our financial condition and results of operations.

We believe our brand identity is critical to the success of our business.  If we are  unable to use any of our trademarks or to protect our trade secrets, our sales and our results of operations will be adversely affected.

We believe that our trademarks have significant value and are important to the marketing of our retail outlets and products and the operations of our franchisees’ stores, gifts segment and licensing strategy.  Most of our trademarks are federally registered before the United States Patent and Trademark Office and registered or pending in many foreign countries.  However, we cannot be sure that our trademarks cannot be circumvented or that our trademarks do not or will not violate the proprietary rights of others.  If a challenge to one of our trademarks is successful, we could be prevented from continuing to use that trademark.  A negative ruling concerning our use or the validity or enforceability of one of our trademarks would adversely affect our sales of the related products and our operating results.  In addition, we cannot be sure that we will have the financial resources necessary to police the use of our trademarks by our franchisees and licensees or enforce or defend our trademarks, which could result in incorrect or unauthorized use of our trademarks.  Moreover, we may not be able to use or register our existing trademarks abroad due to the application of foreign laws, which would force us to adopt new trademarks for use in those jurisdictions that initially will not be as recognizable as our existing marks.  Despite our efforts to protect our trade secrets, unauthorized parties may attempt to obtain and use information regarding our proprietary recipes and our means of protecting our trade secret rights may not be adequate.  The occurrence of any of these factors could diminish the value of our trademark portfolio or trade secrets and negatively impact our sales, business operations and strategies.

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

Seventeen of our franchisees or licensees own ten or more retail concept locations.  In total, these franchisees own 344 retail concept locations and contributed approximately $4.5 million or 8.4 percent of our franchise revenues for the year ended December 31, 2005.  For the same period, franchise revenues made up 60.9 percent of our total revenues.  The termination of these key franchise or retail license agreements or lower than anticipated sales may have an adverse affect on our financial condition and results of operations.   We cannot be sure that our relations with franchisees and licensees will not change or that our licensees will continue to perform as they have in the past, which could result in franchise or license agreements being terminated by us or by our franchisees or licensees.

Generally, we believe our relationship with our franchisees and our licensees is a critical component in the success of our business.  As an example, as required by state and federal franchise disclosure rules, we must provide all prospective franchisees with the name and contact information for each of the concept’s existing franchisees.  Prospects often contact existing franchisees as part of their due diligence before making a franchise purchase decision.  If our relationship with existing franchisees is strained, it may slow or suspend franchise development with new franchisees, as well as curtail additional development with existing franchisees.

We may be harmed by actions taken by our franchisees or licensees that are beyond our control.

Our franchisees and licensees generally are independent contractors and are not our employees.  We require our franchisees and licensees to adhere to strict production, display, storage and marketing specifications and procedures, and we provide training and support to franchisees, but the quality of franchised store operations or licensed products may be diminished by any number of factors beyond our control.  Consequently, franchisees may not operate stores or licensees may not produce or market licensed products in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other store personnel.  If they do not, our image, reputation and brand may suffer, and our franchise and license revenues as well as our ability to attract prospective franchisees may be adversely affected.

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

We depend on two primary suppliers, Countryside and Americana, which supply products for our Mrs. Fields brand and TCBY brand, respectively.  Americana is a related party.  Our agreement with Americana is described in “Certain Relationships and Related Transactions—TCBY Supply Agreement” contained in our Annual Report on Form 10-K filed with the SEC on March 21, 2006.  Coolbrands International, Inc., a Toronto-based company that owns a majority interest in Americana, recently announced that it had breached a debt covenant in a credit facility that may involve Americana as borrower.  If the default adversely affects Americana’s performance of its obligations under the TCBY Supply Agreement, it could have a material adverse effect on the results of our dairy operations.

We also depend on our primary distributors for distribution of perishable and non-perishable items to our franchisees.  As described in “Business—Ingredients, Supplies and Distribution,” contained in our Annual Report on Form 10-K filed with the SEC on March 21, 2006, our primary distributor to our TCBY system has exercised its right to terminate our distribution agreement with them.  Although we believe the distributor will continue to serve the system until we are able to identify other distribution solutions, there can be no assurances of the continued extension, or of our ability to replace their services with one or more distributors that offer similar pricing.  Our reliance on our suppliers subjects us to a number of risks, including possible delays or interruptions in supplies, diminished control over quality and a potential lack of adequate raw material capacity.  Any disruption in the supply of or degradation in the quality of the raw materials provided by our suppliers could have a material adverse effect on our business, operating results and financial condition.  In addition, such disruptions in supply or degradations in quality could have a long-term detrimental impact on our efforts to develop a strong brand identity and a loyal consumer base.  If any supplier or distributor fails to perform as anticipated, or if there is a termination or any disruption in any of these relationships for any reason, it could have a material adverse effect on our results of operations.

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

The specialty retail food and snack food industry is highly competitive with respect to price, service, location and food quality and within the industry we compete with cookie, pretzel, frozen yogurt and ice cream retailers, as well as other confectionary, sweet snack and specialty foods retailers, many of which have greater resources than us.  Consequently, we cannot be certain that we can compete successfully with these other food retailers.

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

Our ability to compete depends in part on maintaining our reputation with consumers.  We could be adversely affected by publicity resulting from food quality, illness, injury or other health concerns, including food borne illness claims or operating issues stemming from one store, a limited number of stores or even a competitor’s store. In addition, we use ingredients in several of our products, such as nuts, to which some people may have allergies, and butter and cream, which are high in fat.  There may be adverse publicity about the health risks relating to these or other ingredients.  Adverse publicity about these factors could reduce sales of our products and adversely affect results of operations.

Our international operations are exposed to various risks that could have a material adverse effect on our results of operations and financial condition.

We have franchised and licensed retail stores in numerous foreign countries.  While most of our operations are in the United States, through our franchised retail store locations, we also have operations in numerous other regions, including operations in Canada, South America, the Caribbean, the Middle East and Asia, representing approximately 1.9 percent of our revenue during the 26 weeks ended July 1, 2006.  We expect to expand into additional regions in the future.  Our international operations are subject to many additional risks, including:

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

Numerous governmental authorities have issued regulations that apply to us and our franchisees’ stores, including, without limitation, federal, state and local laws and regulations governing health, sanitation, environmental protection, safety, hiring and employment practices, including laws, such as the Fair Labor Standards Act, governing such matters as minimum wages, overtime and other working conditions.  The FDA administers regulations that apply to our products.  If we fail to obtain or retain the required food licenses or to comply with applicable governmental regulations or if there is any increase in employee benefit costs or other costs associated with employees, our costs could increase as we attempt to comply with regulations.  Our revenues could decrease if we or our suppliers are unable to manufacture or if our franchisees or licensees are unable to sell products in locations in which we do not have required licenses.  Our products, the manufacturers and their manufacturing facilities are also subject to periodic inspection.  Discovery of problems may reduce our results of operations because of costs of compliance or inability to manufacture or sell products for failure to comply with regulations.

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

We experienced a number of franchise store closures since 2003.  If this trend continues, our financial position and results of operations could be adversely affected.

Since the end of fiscal 2003, 62 retail concept locations were closed by MFOC and 1,024 retail concept locations were closed by other franchisees.  These closures represent 35.9 percent of the total number of stores open at the beginning of 2004.  In comparison, 413 retail concept locations have opened since 2003.  Since the end of fiscal 2003, the number of Mrs. Fields brand locations has decreased by 5.8 percent, the number of Great American Cookies Company brand locations has decreased by 2.1 percent, the number of TCBY brand traditional locations has decreased by 19.1 percent, the number of TCBY brand non-traditional locations has decreased by 35.7 percent, the number of Pretzel Time brand locations has decreased by 14.0 percent and the number of Pretzelmaker brand locations has decreased by 8.5 percent.  There can be no assurances that store closures will not occur in the future or that we will be able to successfully open additional stores in the future.  If this trend continues, our financial condition and results of operations could be adversely affected.

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

Item 6.  Exhibits

10.69†               Distribution Services Agreement, dated April 25, 2006, between TCBY and Southwest Traders, Inc.

10.70†               Distribution Services Agreement, dated May 8, 2006, between TCBY and Yancey’s Food Service Company, Inc.

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

†                                          Filed herewith.  Confidential treatment will be requested as to certain portions.  The term “[CONFIDENTIAL]” as used throughout the indicated exhibit means that material has been omitted and will be filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MRS. FIELDS FAMOUS BRANDS, LLC

/s/ Stephen Russo	August 9, 2006
Stephen Russo	Date
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark C. McBride	August 9, 2006
Mark C. McBride	Date
Chief Accounting Officer
(Principal Financial and Accounting Officer)