Form 10-Q
period 2006-09-30
MRS FIELDS FAMOUS BRANDS LLC
filed 2006-11-13
CIK 1288407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

On November 10, 2006, 100 common interests of registrant were outstanding, all of which are held by an affiliate. There is no established trading market for registrant’s common interests.

MRS. FIELDS FAMOUS BRANDS, LLC

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MRS. FIELDS FAMOUS BRANDS, LLC

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2006	2005
ASSETS:
Cash and cash equivalents	$7,916	$23,664
Receivables, net of allowance for doubtful accounts of $496 and $612, respectively	9,489	8,061
Inventories	3,903	2,869
Prepaid expenses and other	1,130	932
Deferred tax asset	1,097	780
Total current assets	23,535	36,306

Property and equipment, net	8,194	4,360
Goodwill	64,115	78,683
Trademarks and other intangible assets, net	11,237	12,755
Deferred loan costs, net of accumulated amortization of $10,780 and $9,964, respectively	6,148	6,964
Deferred tax asset	421	151
Other assets	822	678
	$114,472	$139,897

LIABILITIES AND MEMBER’S DEFICIT:
Accounts payable	$6,613	$6,496
Accrued liabilities	7,822	12,289
Amounts due to affiliates	4,873	3,949
Current portion of capital lease obligations	110	104
Current portion of deferred revenues	1,373	1,074
Total current liabilities	20,791	23,912
Long-term debt	195,747	195,747
Capital lease obligations, net of current portion	402	485
Deferred revenues, net of current portion	884	1,175
Other liabilities	1,308	—
Total liabilities	219,132	221,319
Member’s deficit	(104,508)	(81,273)
Accumulated other comprehensive loss	(152)	(149)
Total member’s deficit	(104,660)	(81,422)
COMMITMENTS AND CONTINGENCIES
	$114,472	$139,897

See accompanying notes to condensed consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Dollars in thousands)

	13 Weeks Ended		39 Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
REVENUES:
Franchising	$13,386	$13,332	$39,310	$39,655
Gifts	3,915	3,917	13,980	14,266
Branded retail	6,906	65	6,985	184
Licensing	311	877	1,378	2,854
Total revenues	24,518	18,191	61,653	56,959
OPERATING COSTS AND EXPENSES:
Franchising	6,138	5,214	18,105	16,028
Gifts	5,547	4,372	17,697	14,950
Branded retail	6,692	53	6,750	134
Licensing	466	157	1,375	512
General and administrative	2,259	2,357	7,699	6,659
Depreciation	551	286	1,910	839
Amortization	517	704	1,593	2,114
Impairment of goodwill	—	—	14,568	—
Total operating costs and expenses	22,170	13,143	69,697	41,236
Income (loss) from operations	2,348	5,048	(8,044)	15,723
Interest expense, net	(5,270)	(5,289)	(15,741)	(15,988)
Other loss	—	—	(28)	—
Loss before benefit for income taxes	(2,922)	(241)	(23,813)	(265)
Benefit for income taxes	460	92	1,250	102

Net loss	$(2,462)	$(149)	$(22,563)	$(163)

COMPREHENSIVE LOSS:
Net loss	$(2,462)	$(149)	$(22,563)	$(163)
Foreign currency translation adjustment	(37)	(7)	(3)	(13)
Comprehensive loss	$(2,499)	$(156)	$(22,566)	$(176)

See accompanying notes to condensed consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	39 Weeks Ended
	September 30, 2006	October 1, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,563)	$(163)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill	14,568	—
Depreciation and amortization	3,503	2,953
Amortization of deferred loan costs	816	946
Loss on non-marketable securities	28	—
Deferred income taxes	(587)	382
Changes in assets and liabilities:
Receivables	(1,428)	1,635
Amounts due to affiliates, net	252	(315)
Inventories	(1,034)	(1,066)
Prepaid expenses and other	(198)	(336)
Other assets	(369)	(34)
Accounts payable	117	(1,032)
Accrued liabilities	(4,592)	(6,486)
Deferred revenues	8	(598)
Other liabilities	183	—

Net cash used in operating activities	(11,296)	(4,114)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity warrants	122	—
Purchases of property and equipment	(4,494)	(1,084)

Net cash used in investing activities	(4,372)	(1,084)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	(77)	(47)
Net cash used in financing activities	(77)	(47)
Effect of foreign exchange rate changes on cash	(3)	(13)
Net decrease in cash and cash equivalents	(15,748)	(5,258)
Cash and cash equivalents at beginning of period	23,664	19,859

Cash and cash equivalents at end of period	$7,916	$14,601

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$20,553	$20,547
Cash paid for income taxes	60	74

Supplemental Disclosure of Noncash Investing and Financing Activities:
Assets acquired under capital lease	$—	$198
Distribution to parent under tax allocation agreement	672	—
Leasehold improvements acquired under lease incentives	1,250	—

See accompanying notes to condensed consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Mrs. Fields Famous Brands, LLC and subsidiaries (the “Company” or “Mrs. Fields”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for a complete presentation of the financial statements.  In the opinion of management, these condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Mrs. Fields as of September 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for the periods presented.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005 contained in Mrs. Fields’ Annual Report on Form 10-K filed with the SEC on March 21, 2006.

The Company is a wholly-owned subsidiary of Mrs. Fields’ Original Cookies, Inc. (“MFOC”).  MFOC is a wholly-owned subsidiary of Mrs. Fields’ Holding Company, Inc. (“MFH”) and MFH is a wholly-owned subsidiary of Mrs. Fields’ Companies, Inc. (“MFC”).

The results of operations for the 13 and 39 weeks ended September 30, 2006 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 30, 2006.  Income per common interest information is not presented because Mrs. Fields is wholly-owned by MFOC and, therefore, its common interests are not publicly traded.

2.  Receivables

Most of the Company’s receivables are due from domestic and international franchisees, distributors, licensees and corporate customers of our gifts and branded retail segments.  These receivables consist of normal trade accounts receivable and longer-term notes receivable.  Service charges may be assessed on past due invoices but any revenue associated with these charges is only recognized when collected.  The Company maintains an allowance for doubtful accounts to cover potential losses.  This allowance is the Company’s best estimate of the amount of probable collection losses in the Company’s existing trade accounts receivable.  The Company determines the allowance based upon historical write-off experience and individual facts and circumstances associated with individual debtors.  If the assumptions that are used to determine the allowance for doubtful accounts change, the Company may have to provide for a greater level of expense in future periods or reverse amounts provided for in prior periods.

Prior to fiscal 2001, TCBY Systems, LLC (“TCBY”), a wholly-owned subsidiary of the Company, extended credit from time to time in the form of notes receivable to franchisees and certain of these notes receivable remain outstanding.  Notes receivable from franchisees are primarily collateralized by equipment located at the franchisees’ stores.  These notes bear interest at market rates at the time the notes were issued and mature at various dates through April 2009.  TCBY regularly reviews the notes for non-performance.  Notes that are considered non-performing are placed on a non-accrual status when the collectibility of principal or interest becomes uncertain.  During the 39 weeks ended September 30, 2006 and October 1, 2005, TCBY recognized no interest income pertaining to these notes receivable.

Prior to fiscal 2001, TCBY factored various notes receivable aggregating $2.1 million.  Under the terms of the factoring agreement, TCBY is ultimately responsible to the factoring agent for the realizability of the notes receivable.  In the event of non-performance, the factoring agent has recourse against TCBY to a maximum level of $314,000 and $478,000 as of September 30, 2006 and December 31, 2005, respectively.  The Company has reserves of $314,000 and $478,000 as of September 30, 2006 and December 31, 2005, respectively, for this potential recourse liability.  This reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

 Notes receivable at September 30, 2006 and December 31, 2005 are comprised of the following (in thousands):

	September 30,	December 31,
	2006	2005
Performing notes	$72	$195
Allowance for doubtful accounts	(22)	(69)
	$50	$126

The activity in the allowance for doubtful accounts for notes receivable for the 13 and 39 weeks ended September 30, 2006 and October 1, 2005 is as follows (in thousands):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Beginning balance	$43	$83	$69	$597
Additions (reversals)	(21)	6	(47)	5
Write-offs	—	—	—	(513)
	$22	$89	$22	$89

3.  Inventories

Inventories, consisting of raw materials, finished goods, packaging and novelties, are stated at the lower of cost (first-in, first-out method) or market value.  Inventories at September 30, 2006 and December 31, 2005 are comprised of the following (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials	$1,009	$1,283
Finished goods	1,557	770
Packaging	430	548
Novelties	907	268
	$3,903	$2,869

4.  Property and Equipment

Equipment and fixtures are stated at cost less accumulated depreciation and are depreciated over three to seven years using the straight-line method.  Leasehold improvements are stated at cost less accumulated depreciation and are depreciated over the shorter of the term of the lease or the estimated useful life using the straight-line method.  Property and equipment at September 30, 2006 and December 31, 2005 are comprised of the following (in thousands):

	September 30,	December 31,
	2006	2005
Equipment and fixtures	$11,025	$7,927
Leasehold improvements	7,149	4,241
Land	240	240
	18,414	12,408
Less accumulated depreciation	(10,220)	(8,048)
	$8,194	$4,360

Property and equipment at September 30, 2006 and December 31, 2005 included gross assets acquired under capital leases of $698,000 and related accumulated depreciation of $229,000 and $139,000, respectively.

Expenditures that materially extend useful lives of property and equipment are capitalized.  Routine maintenance, repairs and renewal costs are expensed as incurred.  Gains or losses from the sale or retirement of property and equipment are recorded in current operations.

Included in leasehold improvements at September 30, 2006 is $1,250,000, less $52,000 of accumulated depreciation representing amounts for tenant improvements provided as lease incentives by the lessor related to the lease for the Company’s new gifting operations facility.  Deferred rent of $1,198,000 at September 30, 2006 relating to these lease incentives is included in accrued liabilities and other liabilities.  The total amount of these leasehold improvements and deferred rent are amortized over the life of the lease.

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

The Company determined that a triggering event had occurred in the second quarter of 2006 under SFAS 144 as a result of an eroding dairy franchise system due to fewer locations, consistent negative year-over-year same store sales by our dairy franchisees and the Company’s inability to locate and open a significant number of new or additional franchise locations.  These factors have resulted in continued decreases in franchise royalties and yogurt formulation revenues from the Company’s dairy franchise system.  The Company performed the impairment test as required by SFAS 144 for the long-lived assets of the dairy reporting unit in the second quarter of 2006 and determined these assets were not impaired as of July 1, 2006.  Therefore, no adjustment to the carrying value of these long-lived assets was required.  The Company did not identify any triggering event in the third quarter of 2006.

As a result of the impairment test performed in the second quarter of 2006 on the long-lived assets of the dairy reporting unit, the Company determined a triggering event had occurred under SFAS 142 and as such, tested the goodwill related to the dairy franchise reporting unit, by comparing its fair value with its carrying value.  The estimated fair value of goodwill is affected by, among other things, operating results, the Company’s business plan for the future, estimated results of future operations and the comparable companies that are used to estimate the fair value of the goodwill.  To the extent that the carrying value of a reporting unit exceeds it fair value, goodwill is written down to its implied fair value. Changes in the business plan or operating results that are different than the projections used to develop the reporting unit’s fair value may have an impact on the valuation of the goodwill.

At the end of the second quarter of 2006, the Company compared the implied fair value of the dairy franchising reporting unit’s goodwill with the carrying amount of the goodwill and determined an impairment of dairy franchising reporting unit’s goodwill of $14.6 million, which was recorded in the second quarter of 2006.  The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.”

The following outlines the Company’s goodwill by reporting unit at September 30, 2006 and December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005
Bakery franchising	$60,404	$60,404
Dairy franchising	—	14,568
Gifts	1,859	1,859
Licensing	1,852	1,852
Total	$64,115	$78,683

6.  Accrued Liabilities

Accrued liabilities are comprised of the following at September 30, 2006 and December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005
Other accrued liabilities	$5,604	$4,778
Accrued compensation and benefits	1,364	1,534
Accrued interest payable	854	5,977
	$7,822	$12,289

7.  Related-Party Transactions

The amounts due to affiliates are comprised of amounts due to MFC, MFH and MFOC at September 30, 2006 and December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005
MFC - tax sharing	$3,049	$3,138
MFH	273	273
MFOC	1,551	538
	$4,873	$3,949

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

During the 39 weeks ended September 30, 2006, the Company recognized a benefit for income taxes of $1.3 million related to losses from operations.  Under the tax allocation agreement with MFC, the Company is unable to carry-back tax benefits related to the net operating losses and, as a result, the current portion of the benefit of $672,000 was recorded as a distribution to parent.

8.  Reportable Segments

Operating segments are components of the Company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance.  This information is reported on the basis that it is used internally for evaluating segment performance.  The Company has four reportable operating segments; namely, franchising, gifts, branded retail and licensing.  The franchising segment consists of revenues received either directly or indirectly from cookie, yogurt and pretzel stores, which are owned and operated by third parties.  These revenues include initial franchise or license fees, monthly royalties based on a percentage of a franchisee’s gross sales, sales of cookie dough that the Company produces and certain product formulation fees and supplier allowances which are based upon sales to franchisees.  The gifts segment consists of sales generated from the Company’s mail order gift catalog and website.  The branded retail segment consists of sales generated directly from the sale of Mrs. Fields products through various retail channels.  As a result of terminating certain licensing agreements, the Company began running a new branded retail business in July 2006, as more fully described in the “Shadewell Grove IP, LLC” section included in Note 10 to these condensed consolidated financial statements.  The Company determined that with these new business activities, the branded retail segment constituted a reportable segment under SFAS No. 131 (“SFAS 131”), “Disclosures About Segments of an Enterprise and Related Information” and has restated the corresponding items of segment information for prior periods to conform to the current period presentation.  Prior to this quarter, our revenues and operating expenses associated with branded retail activities did not meet the quantitative thresholds of SFAS 131 and were included in other revenues and other operating expenses.  The licensing segment consists of other licensing activity from third parties for the sale of products bearing the Company’s brand names.

The accounting policies for the segments are the same as those discussed in the summary of significant accounting policies in Note 2 to our consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC on March 21, 2006.  Sales and transfers between segments are eliminated in consolidation.

The Company evaluates performance of each segment based on contribution.  Contribution is computed as the difference between the revenues generated by a reportable segment and the selling and occupancy expenses, cost of sales and direct general and administrative expenses related to that reportable segment.  Contribution is used as a measure of the operating performance of an operating segment.  The Company does not allocate any indirect general and administrative expenses, interest expense, depreciation and amortization or assets to its reportable operating segments.

Segment revenues and contribution for the 13 and 39 weeks ended September 30, 2006 and October 1, 2005 are presented in the following table (in thousands):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 30,	October 1,	September 30,	October 1,
Total Company	2006	2005	2006	2005
Revenues:
Franchising	$13,386	$13,332	$39,310	$39,655
Gifts	3,915	3,917	13,980	14,266
Branded retail	6,906	65	6,985	184
Licensing	311	877	1,378	2,854
	$24,518	$18,191	$61,653	$56,959
Contribution:
Franchising	$7,248	$8,118	$21,205	$23,627
Gifts	(1,632)	(455)	(3,717)	(684)
Branded retail	214	12	235	50
Licensing	(155)	720	3	2,342
	$5,675	$8,395	$17,726	$25,335

The reconciliation of contribution to net loss for the 13 and 39 weeks ended September 30, 2006 and October 1, 2005 is as follows (in thousands):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Contribution	$5,675	$8,395	$17,726	$25,335
General and administrative expenses	(2,259)	(2,357)	(7,699)	(6,659)
Interest expense, net	(5,270)	(5,289)	(15,741)	(15,988)
Other loss	—	—	(28)	—
Depreciation and amortization	(1,068)	(990)	(3,503)	(2,953)
Impairment of goodwill	—	—	(14,568)	—
Benefit for income taxes	460	92	1,250	102
Net loss	$(2,462)	$(149)	$(22,563)	$(163)

The fixed assets and inventory of the Company primarily relate to the Company’s Great American Cookies manufacturing facility, branded retail business segment, gifts business segment and related activities.  Assets relating to franchising and licensing activities are primarily amounts due from franchisees and licensees and goodwill relating to franchising concepts.

Revenues from franchisees, customers and licensees within the United States of America (“United States”) were $23.2 million and $59.7 million or 94.7 percent and 96.8 percent of total revenues for the 13 and 39 weeks ended September 30, 2006, respectively, and $18.0 million and $55.9 million or 98.9 percent and 98.1 percent of total revenues for the 13 and 39 weeks ended October 1, 2005, respectively.  Revenues from international franchisees, customers and licensees were $1.3 million and $2.0 million or 5.3 percent and 3.2 percent of total revenues for the 13 and 39 weeks ended September 30, 2006, respectively, and $200,000 and $1.1 million or 1.1 percent and 1.9 percent of total revenues for the 13 and 39 weeks ended October 1, 2005, respectively.  Revenues from any single foreign country were not material.  Providing geographical information regarding long-lived assets is impracticable.

The Company has one licensee that accounted for $19,000 and $394,000 or 6.2 percent and 28.6 percent of the revenues of the licensing segment for the 13 and 39 weeks ended September 30, 2006, respectively, and $493,000 and $1.8 million or 56.2 percent and 62.9 percent of the revenues of the licensing segment for the 13 and 39 weeks ended October 1, 2005, respectively.

The Company has one customer in its gifts business segment that accounted for $1.4 million and $2.3 million or 34.5 percent and 16.5 percent of revenues of the gifts business segment for the 13 and 39 weeks ended September 30, 2006, respectively, and $946,000 and $2.4 million or 24.2 percent and 17.1 percent of the revenues of the gifts business segment for the 13 and 39 weeks ended October 1, 2005, respectively.  There were no other customers or licensees that accounted for more than ten percent of Mrs. Fields’ total revenues or any individual segment’s revenues.

9.  Share-Based Compensation

On January 1, 2006 the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R (“SFAS 123R”), “Share-Based Payment.”  SFAS 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation.

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

The maximum number of performance units that may be granted under the Phantom Plan is one million units. Subdivisions, splits or combinations involving MFC’s Common Stock will proportionately affect the number of performance units that have been awarded under the Phantom Plan.  In May 2004, the Committee approved the grant of up to 392,418 performance units allocated among Participants as determined by the Committee.  In March 2006, the Committee approved the grant of up to 182,274 additional units to Participants identified by the Committee, resulting in total authorized grants of up to 574,692 performance units.  During the 39 weeks ended September 30, 2006, the Committee granted 218,730 performance units to Participants.  Future grants, if any, shall also be determined by the Committee.  As of September 30, 2006, a total of 560,130 performance units have been granted to Participants.

The Company’s Phantom Plan is accounted for under SFAS 123R.  Compensation costs for the grants under the Phantom Plan will be recognized upon the completion of a Triggering Event.  Accordingly, no compensation costs have been recognized in the statement of operations for the 13 and 39 weeks ended September 30, 2006.

10.  Commitments and Contingencies

The Company and its products are subject to regulation by numerous governmental authorities, including, without limitation, federal, state and local laws and regulations governing franchising, health, sanitation, environmental protection, safety and hiring and employment practices.

In the ordinary course of business, the Company is involved in routine litigation, including franchise disputes and trademark disputes.  The Company is not a party to any legal proceedings that, in the opinion of management, after consultation with legal counsel, is material to its business, financial condition or consolidated results of operations.

Americana Foods Limited Partnership

As reported in the Company’s Form 8-K filed with the SEC on October 17, 2006, TCBY, a wholly-owned subsidiary of the Company, was notified that on October 11, 2006, CB Americana LLC, the general partner of Americana Foods Limited Partnership (“Americana”), filed an involuntary petition with the United States Bankruptcy Court for the Northern District of Texas, naming Americana as a debtor under chapter 7 of the Bankruptcy Code (the “Involuntary Petition”).

Americana is the principal supplier of TCBY’s frozen yogurt products under an Exclusive Supply Agreement between Americana and TCBY dated November 19, 2002 (the “Supply Agreement”).  The Supply Agreement is attached as Exhibit 10.50 to Mrs. Fields’ Registration Statement on Form S-4 (File No. 333-115046), as amended, filed with the SEC on April 30, 2004.  Production of TCBY products at Americana has ceased in connection with the Involuntary Petition.

TCBY has identified potential replacement suppliers for its proprietary products and is in the process of working with these potential suppliers to accelerate short-term production.  TCBY has also purchased most of the inventory that remained at Americana and removed it to an offsite storage facility.  TCBY is managing this inventory, as well as inventory at its distributors and its franchisees’ stores.  While TCBY believes it can avoid material shortages or immediate interruption in the supply of its principal products to TCBY franchisees, shortages of some products may occur before replacement suppliers can begin full production.  Further, there can be no guarantee that TCBY will be able to negotiate long-term supply agreements on terms that are similar to or as favorable as those in the Supply Agreement.  Any significant interruption in the supply of TCBY products to franchisees or a material increase in the cost of TCBY products may have a material adverse effect on the TCBY franchise system and Mrs. Fields’ financial performance.

In addition, Americana owed TCBY approximately $585,000 for amounts collected by Americana on behalf of TCBY for product sold and for decreases in the price of commodities that TCBY was entitled to receive from Americana under the Supply Agreement.  During the 13 weeks ended September 30, 2006, TCBY recorded bad debt expense of approximately $585,000 and has written off this receivable.

Shadewell Grove IP, LLC

As reported in the Company’s Form 8-K filed with the SEC on May 12, 2006, on May 8, 2006, the Court of Chancery of the State of Delaware ruled in the Company’s favor on all issues in the litigation filed against Mrs. Fields Franchising, LLC (“MFF”), a subsidiary of the Company, by Shadewell Grove IP, LLC (“Shadewell”), related to MFF’s termination of certain license agreements between MFF and Shadewell.  Until June 27, 2006, Shadewell continued to operate under the terminated license agreements.  On June 27, 2006, MFF and Shadewell entered into a consulting agreement (the “Shadewell Consulting Agreement”) whereby Shadewell employees would provide consulting and training services to MFF employees through August 28, 2006 to assist MFF in establishing its own business selling products through designated retail distribution channels.  The Shadewell Consulting Agreement was extended through October 28, 2006.  Shadewell received for its services a fee of $395,000 which was paid during the third quarter.

On July 5, 2006, MFF began running its new branded retail business, including selling products to retail customers directly or through brokers, purchasing inventory from contract manufacturers and arranging for distribution of product to these customers.  As a result, the Company anticipates the use of cash to operate the business while it identifies a new licensee or develops another strategy for the operation of the type of business formerly operated by Shadewell.  The Company recognized no royalty revenues from Shadewell under the terminated license agreements during the 13 weeks ended September 30, 2006.

11.  Supplemental Condensed Consolidating Financial Information

Long-term debt includes the Senior Secured Notes that were issued by the Company and Mrs. Fields Financing Company, Inc. as co-issuers.  Mrs. Fields Financing Company, Inc. is a wholly-owned finance subsidiary of Mrs. Fields Famous Brands, LLC.  The Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s domestic subsidiaries other than immaterial subsidiaries.  Mrs. Fields Famous Brands, LLC has no independent assets or operations.  Therefore, supplemental financial information on a condensed consolidating basis of the guarantor subsidiaries is not required.  There are no restrictions on the Company’s ability to obtain cash dividends or other distributions of funds from the guarantor subsidiaries, except those imposed by applicable law.

12. Distribution Agreements

TCBY and Blue Line Distributing (“Blue Line”), TCBY’s principal distributor of TCBY products to its franchisees, entered into an Extension to Distribution Agreement (the “Extension Agreement”) effective February 2, 2006.  Under the Extension Agreement, Blue Line agreed to continue to perform under the Food and Packaging Distribution Agreement (the “Distribution Agreement”) dated November 14, 2002, until the earlier to occur of (a) 30 days following the date when TCBY notifies Blue Line in writing that it has obtained a new distributor and (b) 30 days following the date, if any, when Blue Line notifies TCBY in writing that Blue Line reasonably determines that TCBY is no longer making best efforts and progress to obtain a new distributor.  Under the terms of the Extension Agreement, TCBY agreed to make certain payments directly to Blue Line in order to delay distribution cost increases to franchisees and agreed to guarantee certain amounts during the extension period.  TCBY has entered into supply agreements with six regional distributors who will provide service to certain regions of the United States.  TCBY believes it will be able to identify distributors for the remaining regions of the United States before Blue Line ceases its services under the Extension Agreement.  The Company anticipates the distribution costs to most of its franchisees will not substantially increase under the new regional agreements.

13. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company has not yet determined the impact, if any, of adopting the provisions of SFAS 157 on its consolidated financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement.  Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet.  Misstatements that would be material under one approach could be viewed as immaterial under another approach and not be corrected.  SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach.  The Company is currently evaluating the effect, if any, that the adoption of SAB 108 will have on its consolidated financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Income Tax Uncertainties.”  FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  FIN 48 provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.  FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company has not yet determined the impact, if any, of adopting the provisions of FIN 48 on its consolidated financial position or results of operations.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”  EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed.  The provisions of EITF 06-03 become effective as of December 31, 2006. The adoption of EITF 06-03 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “continue,” “will,” “may” or words or phrases of similar meaning.  Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive and governmental factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements.  Factors you should consider that could cause these differences include all factors described under Part II, Item 1A. “Risk Factors” contained elsewhere in this report.

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

Executive Summary

Mrs. Fields Famous Brands, LLC and subsidiaries (“we”, “us”, the “Company” or similar terms) is one of the largest franchisors in the premium snack-food industry, featuring Mrs. Fields®, Great American Cookies®, TCBY®, Pretzel Time® and Pretzelmaker® as our core brands.  Through our franchisees’ retail stores, we are the largest retailer of freshly baked on-premises specialty cookies and brownies in the United States of America (the “United States”); the largest retailer of soft-serve frozen yogurt in the United States; and the second largest retailer of baked on-premises pretzels in the United States.  In addition, we operate a gifts and new branded retail business and have entered into licensing arrangements that attempt to leverage awareness of our core brands among our retail customer base.  We operate through a network of 2,351 retail concept locations, which are located throughout the United States and in approximately 24 foreign countries.

Our business is divided into four primary business segments for financial reporting purposes: franchising, gifts, branded retail and licensing, which represented 63.8 percent, 22.7 percent, 11.3 percent and 2.2 percent of total revenues, respectively, for the 39 weeks ended September 30, 2006.

We believe our business strategy aligns the interests of the Company with the interests of our franchisees and focuses our joint efforts on strengthening and broadening the appeal of our brands through satisfying the wants and needs of consumers.  That strategy is based upon three continuing objectives:

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

Our performance against these key performance indicators is presented and discussed throughout this management’s discussion and analysis.  For further disclosure of reportable segments, see Note 8 to our condensed consolidated financial statements contained elsewhere in this report.

As of September 30, 2006, our store portfolio consisted of 1,848 domestic franchised locations, 347 international franchised locations and 156 licensed locations.  Our franchisees’ and licensees’ concept locations by brand are distributed as follows:

	Domestic	International	Licensed
	Franchised	Franchised	Locations	Total
Mrs. Fields	364	93	45	502
Great American	279	1	—	280
Original Cookie	—	—	1	1
Cookie subtotal	643	94	46	783
Pretzel Time	189	5	6	200
Pretzelmaker	145	50	1	196
Hot Sam	—	—	3	3
Pretzel subtotal	334	55	10	399
Bakery brands subtotal	977	149	56	1,182
TCBY - traditional stores	397	—	—	397
TCBY - non-traditional stores	464	198	99	761
Yovana - test stores	2	—	1	3
Beriyo by TCBY - test stores	8	—	—	8
Dairy brands subtotal	871	198	100	1,169
Total	1,848	347	156	2,351

The previous table counts each concept location individually.  For example, if a physical location had a Mrs. Fields store and a Pretzel Time store together, it would be counted as two concept locations in the table above.  If actual physical stores were counted rather than concept locations, total store counts would be reduced by 246 locations to 2,105.

Mrs. Fields’ Original Cookies, Inc. (“MFOC”) and certain of its subsidiaries owned three franchised and licensed retail concept locations as of September 30, 2006, representing 0.1 percent of the total retail concept locations.  During the 13 and 39 weeks ended September 30, 2006, we recognized $24,000 and $110,000, respectively, of franchise royalties and $57,000 and $190,000, respectively, of product sales relating to the retail concept locations owned by MFOC.  MFOC expects that these remaining retail concept locations will be sold to other franchisees or will be closed during fiscal 2006.

During the 39 weeks from December 31, 2005 to September 30, 2006, our store portfolio declined from 2,479 concept locations to 2,351 concept locations, as follows:

	Total Company
	Domestic	International	Licensed
	Franchised	Franchised	Locations	Total
Balance December 31, 2005	1,978	328	173	2,479
New development openings	50	47	—	97
Permanent closings	(180)	(28)	(17)	(225)
Balance September 30, 2006	1,848	347	156	2,351

The following tables provide additional detail of new development openings and permanent closings of our concept locations during the 39 weeks from December 31, 2005 to September 30, 2006:

	Domestic Franchised
			Non-
		Traditional	Traditional
	Bakery	Dairy	Dairy	Total
Balance December 31, 2005	1,006	424	548	1,978
New development openings	39	8	3	50
Permanent closings	(67)	(29)	(84)	(180)
Other openings, net	(1)	4	(3)	—
Balance September 30, 2006	977	407	464	1,848

	International Franchised
		Non-
		Traditional
	Bakery	Dairy	Total
Balance December 31, 2005	142	186	328
New development openings	24	23	47
Permanent closings	(17)	(11)	(28)
Balance September 30, 2006	149	198	347

	Licensed Locations
		Non-
		Traditional
	Bakery	Dairy	Total
Balance December 31, 2005	64	109	173
Permanent closings	(8)	(9)	(17)
Balance September 30, 2006	56	100	156

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

Recent Developments

Blue Line Distributing

TCBY Systems, LLC (“TCBY”), our wholly-owned subsidiary, and Blue Line Distributing (“Blue Line”), TCBY’s principal distributor of TCBY products to our franchisees, entered into an Extension to Distribution Agreement (the “Extension Agreement”) effective February 2, 2006.  Under the Extension Agreement, Blue Line agreed to continue to perform under the Food and Packaging Distribution Agreement (the “Distribution Agreement”) dated November 14, 2002, until the earlier to occur of (a) 30 days following the date when we notify Blue Line in writing that we have obtained a new distributor and (b) 30 days following the date, if any, when Blue Line notifies us in writing that Blue Line reasonably determines that we are no longer making best efforts and progress to obtain a new distributor.  Under the terms of the Extension Agreement, we agreed to make certain payments directly to Blue Line in order to delay distribution cost increases to franchisees and agreed to guarantee certain amounts during the extension period.  We have entered into supply agreements with six regional distributors who will provide service to certain regions of the United States.  We believe we will be able to identify distributors for the remaining regions of the United States before Blue Line ceases its services under the Extension Agreement.  We anticipate the distribution costs to most of our franchisees will not substantially increase under the new regional agreements.

Shadewell Grove IP, LLC

As reported in our Form 8-K filed with the SEC on May 12, 2006, on May 8, 2006, the Court of Chancery of the State of Delaware ruled in our favor on all issues in the litigation filed against Mrs. Fields Franchising, LLC (“MFF”), a wholly-owned subsidiary of the Company, by Shadewell Grove IP, LLC (“Shadewell”), related to MFF’s termination of certain license agreements between MFF and Shadewell.  Until June 27, 2006, Shadewell continued to operate under the terminated license agreements.  On June 27, 2006, MFF and Shadewell entered into a consulting agreement (the “Shadewell Consulting Agreement”) whereby Shadewell employees would provide consulting and training services to our employees through August 28, 2006 to assist us in establishing our own business selling products through designated retail distribution channels.  The Shadewell Consulting Agreement was extended through October 28, 2006.  Shadewell received for its services a fee of $395,000 which was paid during the third quarter.

On July 5, 2006, MFF began running its new branded retail business, including selling products to retail customers directly or through brokers, purchasing inventory from contract manufacturers and arranging for distribution of product to these customers.  As a result, management anticipates the use of significant cash to operate the business while it identifies a new licensee or develops another strategy for the operation of the type of business formerly operated by Shadewell.

On June 1, 2006, Shadewell’s first quarter royalty payment to MFF under the terminated license agreements became past due.  At that time, Shadewell notified us that its bank had called its note due and exercised its right to sweep Shadewell’s cash deposits to recover the amount of its note.  As a result, management determined that the collectibility of Shadewell’s first quarter royalty was doubtful and established a bad debt reserve of approximately $345,000, which was subsequently written off as of September 30, 2006.  In addition, we earned $268,000 in royalty revenues from Shadewell during the 13 weeks ended July 1, 2006; however, due to the uncertainty of its collectibility, we did not recognize any royalty revenues under the terminated license agreements in the second quarter of 2006.  There were no royalty revenues earned from Shadewell under the terminated license agreement during the 13 weeks ended September 30, 2006.

We anticipate that the income realized by us from MFF’s new branded retail business activities will not immediately replace or exceed the royalties that may have been generated by the terminated license agreements.

Americana Foods Limited Partnership

As reported in our Form 8-K filed with the SEC on October 17, 2006, TCBY, our wholly-owned subsidiary, was notified that on October 11, 2006, CB Americana LLC, the general partner of Americana Foods Limited Partnership (“Americana”), filed an involuntary petition with the United States Bankruptcy Court for the Northern District of Texas, naming Americana as a debtor under chapter 7 of the Bankruptcy Code (the “Involuntary Petition”).

Americana is the principal supplier of our frozen yogurt products under an Exclusive Supply Agreement between Americana and TCBY dated November 19, 2002 (the “Supply Agreement”).  The Supply Agreement is attached as Exhibit 10.50 to Mrs. Fields’ Registration Statement on Form S-4 (File No. 333-115046), as amended, filed with the SEC on April 30, 2004.  Production of TCBY products at Americana has ceased in connection with the Involuntary Petition.

We have identified potential replacement suppliers for our proprietary products and are in the process of working with these potential suppliers to accelerate short-term production.  We have also purchased most of the inventory that remained at Americana and removed it to an off-site storage facility. We are managing this inventory, as well as inventory at our distributors and our franchisees’ stores.  While we believe we can avoid material shortages or immediate interruption in the supply of our principal products to our TCBY franchisees, shortages of some products may occur before replacement suppliers can begin full production.  Further, there can be no guarantee that we will be able to negotiate long-term supply agreements on terms that are similar to or as favorable as those in the Supply Agreement.  Any significant interruption in the supply of TCBY products to franchisees or a material increase in the cost of TCBY products may have a material adverse effect on our TCBY franchise system and our consolidated financial performance.

In addition, Americana owed us approximately $585,000 for amounts collected by Americana on our behalf for product sold and for decreases in the price of commodities that we were entitled to receive from Americana under the Supply Agreement.  During the 13 weeks ended September 30, 2006, we recorded bad debt expense of approximately $585,000 and have written off this receivable.

Results of Operations

The following table sets forth, for the periods indicated, certain information relating to our operations and percentage changes from period to period (in thousands):

	13 Weeks Ended			39 Weeks Ended
	September 30,	October 1,	%	September 30,	October 1,	%
	2006	2005	Change	2006	2005	Change
REVENUES:
Franchising	$13,386	$13,332	0.4	$39,310	$39,655	(0.9)
Gifts	3,915	3,917	(0.1)	13,980	14,266	(2.0)
Branded retail	6,906	65	NM	6,985	184	NM
Licensing	311	877	(64.5)	1,378	2,854	(51.7)
Total revenues	24,518	18,191	34.8	61,653	56,959	8.2
OPERATING COSTS AND EXPENSES:
Franchising	6,138	5,214	17.7	18,105	16,028	13.0
Gifts	5,547	4,372	26.9	17,697	14,950	18.4
Branded retail	6,692	53	NM	6,750	134	NM
Licensing	466	157	196.8	1,375	512	168.6
General and administrative	2,259	2,357	(4.2)	7,699	6,659	15.6
Depreciation	551	286	92.7	1,910	839	127.7
Amortization	517	704	(26.6)	1,593	2,114	(24.6)
Impairment of goodwill	—	—	NM	14,568	—	NM
Total operating costs and expenses	22,170	13,143	68.7	69,697	41,236	69.0
Income (loss) from operations	2,348	5,048	(53.5)	(8,044)	15,723	NM
Interest expense, net	(5,270)	(5,289)	(0.4)	(15,741)	(15,988)	(1.5)
Other loss	—	—	NM	(28)	—	NM
Loss before benefit for income taxes	(2,922)	(241)	NM	(23,813)	(265)	NM
Benefit for income taxes	460	92	400.0	1,250	102	NM
Net loss	$(2,462)	$(149)	NM	$(22,563)	$(163)	NM

Cash flows from operating activities	$(3,607)	$(4,842)	25.5	$(11,296)	$(4,114)	(174.6)
Cash flows from investing activities	$(2,691)	$(515)	(422.5)	$(4,372)	$(1,084)	(303.3)
Cash flows from financing activities	$(26)	$(30)	13.3	$(77)	$(47)	(63.8)

13 Weeks Ended September 30, 2006
Compared to the 13 Weeks Ended October 1, 2005

Income (Loss) From Operations—Overview.  Income from operations was $2.3 million for the 13 weeks ended September 30, 2006, a decrease of $2.7 million or 53.5 percent from $5.0 million for the 13 weeks ended October 1, 2005.  This decrease was primarily attributable to a decrease in contribution from our business segments of $2.7 million and an increase in depreciation and amortization expense of $100,000 partially offset by a decrease in general and administrative expenses of $100,000.  The decrease in contribution from our business segments of $2.7 million was comprised of decreases in our gifting segment contribution of $1.2 million, our franchising segment contribution of $800,000 and our licensing segment contribution of $900,000 partially offset by an increase in our new branded retail segment of $200,000.

Segment Contribution.   Franchising contribution is comprised of sales of new franchises and royalties from existing franchises less direct operating expenses.  Gifts contribution is comprised of sales of products through our catalog and website less direct operating expenses.  Branded retail contribution is comprised of net sales of our branded products through retail channels by us and through food brokers less related cost of sales and direct selling and operating expenses.  Licensing contribution is comprised of licensing fees received from third parties for the sale of products bearing our brand names less direct operating expenses.  The following table sets forth the contribution from each of our reporting segments (in thousands).

	For the 13 Weeks Ended
	September 30,	October 1,	%
Reporting Segment	2006	2005	Change
Franchising	$7,248	$8,118	(10.7)
Gifts	(1,632)	(455)	(258.7)
Branded retail	214	12	NM
Licensing	(155)	720	NM
Total segment contribution	$5,675	$8,395	(32.4)

Franchising

The following table details the revenues and operating expenses of the franchising segment for the 13 weeks ended September 30, 2006 and October 1, 2005 (in thousands):

	For the 13 Weeks Ended
	September 30,	October 1,	%
	2006	2005	Change
Bakery revenues	$9,557	$9,152	4.4
Dairy revenues	3,829	4,180	(8.4)
Total franchising revenues	13,386	13,332	0.4
Bakery operating expenses	4,393	4,109	6.9
Dairy operating expenses	1,745	1,105	57.9
Total franchising operating expenses	6,138	5,214	17.7
Total franchising contribution	$7,248	$8,118	(10.7)

The following table details the year-over-year (“YOY”) percentage increase (decrease) in same store sales for the 13 weeks ended September 30, 2006 and October 1, 2005:

	For the 13 Weeks Ended
	September 30,	October 1,
	2006	2005
Mrs. Fields	(0.8)	(1.1)
Great American Cookies	4.2	4.0
Pretzel Time	10.5	(0.1)
Pretzelmaker	11.9	10.3
Total Bakery	4.5	2.0
TCBY	(2.8)	(0.6)
Total Company	2.5	1.2

Year-Over-Year Same Store Sales.  Year-over-year same store sales increased for all of our concepts other than our Mrs. Fields and TCBY concepts during the 13 weeks ended September 30, 2006. Our bakery concepts’ year-over-year same store sales increased 4.5 percent for the 13 weeks ended September 30, 2006.

Our Great American Cookies concept increased year-over-year same store sales during this period primarily due to launching its new Disney® program, including cookies and cookie cakes decorated with Disney characters and themes, along with merchandising and gifting items such as Kids Cups and Mini-Buckets, sold in accordance with our licensing agreement with Disney.  Additionally, the brand re-launched its Breezer™ smoothie line and introduced a new Peanut Butter Chocolate Brownie.

Our Pretzel Time and Pretzelmaker concepts increased in year-over-year same store sales primarily due to the introduction and promotion of our new pretzel dough.  Consumer feedback suggests the new pretzel and pretzel bites products have more flavor, a softer bite and a fresher taste.  All of our stores were certified and retrained when we introduced the new pretzel dough in July 2006.  Freshly squeezed lemonade and Breezer™ smoothie beverages also continued to provide strong year-over-year growth.

Our Mrs. Fields concept’s year-over-year same store sales decreased 0.8 percent for the 13 weeks ended September 30, 2006.  The decrease in year-over-year same store sales was a result of decreased customer counts at the stores.  Performance improved for this quarter over last quarter due to the introduction of a summer long kids promotion and a focus on beverages and cookie cakes.

Our TCBY concept’s year-over-year same store sales decreased 2.8 percent for the 13 weeks ended September 30, 2006.  We believe that the decrease in year-over-year same store sales may be a result of increases in advertising and market penetration from competitive brands.  Our new product introductions, hand scooped frozen yogurt and iced coffee Frappes, have continued to build momentum; however, this was not sufficient to stem the system-wide volume declines due to decreased customer counts at the stores.

Franchising Revenues.  Franchising revenues were $13.4 million for the 13 weeks ended September 30, 2006, an increase of $100,000 or 0.4 percent from $13.3 million for the 13 weeks ended October 1, 2005.  This increase was due to an increase in revenues from our bakery franchise system of $400,000 partially offset by a decrease in revenues from the dairy franchise system of $300,000.

Revenues from our bakery franchise system for the 13 weeks ended September 30, 2006 were $9.6 million, an increase of $400,000 or 4.4 percent from $9.2 million for the 13 weeks ended October 1, 2005.  This increase was due to increases in sales of products by our Great American Cookies manufacturing facility to our franchisees of $400,000 and royalties of $200,000, partially offset by decreases in initial franchise fees of $100,000 and product formulation revenues of $100,000.  The increase in sales by our Great American Cookies manufacturing facility was primarily due to increases in batter purchases by our Great American Cookies franchisees as a result of continued positive year-over-year same store sales by our franchisees.  The increase in royalties was principally due to increases in year-over-year same store sales by our franchisees.  The reduction in product formulation revenues was the result of lower product formulation revenues earned through our Mrs. Fields bakery franchise system.

Revenues from our dairy franchise system were $3.8 million for the 13 weeks ended September 30, 2006, a decrease of $300,000 or 8.4 percent from $4.1 million for the 13 weeks ended October 1, 2005.  The decrease in revenues from our dairy franchise system was due to decreases in product formulation revenues generated by purchases of TCBY products by franchisees of $200,000 and initial franchise fees of $100,000.  The decrease in product formulation revenues is principally attributable to approximately 900 or 11.7 percent fewer unit weeks and the decrease in year-over-year same store sales.  We anticipate that our dairy unit weeks will continue to decline in the near future, at least until our reconcepting tests for Beriyo by TCBY and Yovana and remodeling tests for TCBY traditional stores are completed and we have developed a plan to implement the reconcepting and/or remodeling in qualified TCBY traditional stores.  We anticipate our reconcepting and remodeling tests will continue into 2007.  We continue to be encouraged by consumer data we have collected.  However, there can be no assurances that our reconcepting and remodeling tests or implementation will be successful, or that a reconcepting and remodeling will slow or reverse the declining TCBY store count or contribution, which may adversely affect our consolidated results of operations.

Franchising Expenses.  Franchising expenses are comprised of operation and supervision expenses wherein we provide support, direction and supervision to the franchisees; development and support expenses including product development costs, expenses relating to new franchise development, marketing and advertising, bad debt expense and other direct franchising expenses; and cost of product sales associated with our Great American Cookies manufacturing facility, including raw ingredients, labor and other manufacturing costs.  Franchising expenses were $6.1 million for the 13 weeks ended September 30, 2006, an increase of $900,000 or 17.7 percent from $5.2 million for the 13 weeks ended October 1, 2005.  This increase was attributable to increases in bad debt expense of $300,000 related to Americana, our dairy product manufacturer for our dairy franchise system, distribution costs of $100,000 associated with the distribution of our dairy products to our dairy franchise system resulting from the Blue Line Extension Agreement, product cost of sales associated with our Great American Cookies manufacturing facility of $200,000 and franchise development and support expenses of $400,000 partially offset by reductions in franchise operations and supervision expenses of $100,000.

Gifts

Gifts Revenues.  Gifts revenues were $3.9 million for the 13 weeks ended September 30, 2006 and for the 13 weeks ended October 1, 2005.  Gifts revenues consist of sales through our catalog and website as well as affiliations with other websites and sales to large corporate accounts for gifting purposes and commercial airlines.  This consistency in revenues for the 13 weeks ended September 30, 2006 and October 1, 2005 was due to increases in national accounts of $300,000 and sales through Internet search engines of $100,000 offset by a decrease in sales through our catalog and website of $400,000.

Gifts Expenses.  Gifts expenses are comprised of cost of sales for products sold, selling and promotional expenses and direct operating expenses of this segment.  Gifts expenses were $5.5 million for the 13 weeks ended September 30, 2006, an increase of $1.1 million or 26.9 percent from $4.4 million for the 13 weeks ended October 1, 2005.  This increase in expenses was due to increases in cost of goods sold of $500,000 due to increases in raw materials, production costs and freight expenses, facility expenses of $500,000 primarily due to accrued rents on the former gifting facility and other direct operating expenses of $100,000 due to costs associated with moving to the new gifting facility.

Branded Retail

Branded Retail Revenues.  As discussed in “Recent Developments” contained elsewhere in this report, following termination of our license agreements with Shadewell, in July 2006, we commenced selling Mrs. Fields branded shelf stable cookies directly through retail channels. Prior to this time, our branded retail revenues consisted of sales of Mrs. Fields branded cookie dough directly through retail channels. Branded retail net sales were $6.9 million for the 13 weeks ended September 30, 2006, an increase of $6.8 million from $100,000 for the 13 weeks ended October 1, 2005.

Branded Retail Expenses.  Branded retail expenses are comprised of cost of sales for product sold, selling and promotional expenses and other direct operating expenses of this segment.  Branded retail expenses were $6.7 million for the 13 weeks ended September 30, 2006, an increase of $6.6 million from $100,000 for the 13 weeks ended October 1, 2005.  This increase was primarily due to the operating costs associated with the new branded retail activities which commenced in July 2006.

Licensing

Licensing Revenues.  Licensing revenues were $300,000 for the 13 weeks ended September 30, 2006, a decrease of $600,000 or 64.5 percent from $900,000 for the 13 weeks ended October 1, 2005.  This decrease was due to decreases in licensing royalties earned under our licensing agreement for the sale of Mrs. Fields branded shelf stable cookies of $500,000 and royalties earned under our licensing agreement for the sale of TCBY frozen food specialty products through retail channels of $100,000.  As discussed in “Recent Developments” contained elsewhere in this report, we have not recognized any royalty revenues earned under the terminated license agreements during the 13 weeks ended September 30, 2006. We do not anticipate earning any royalties under the terminated license agreements for the remainder of the year.

Licensing Expenses.  Licensing expenses are comprised of selling and promotional expenses, bad debt and other direct operating expenses of this segment.  Licensing expenses were $500,000 for the 13 weeks ended September 30, 2006, an increase of $300,000 or 196.8 percent from $200,000 for the 13 weeks ended October 1, 2005.  This increase was due to increases in bad debt expense of $300,000 related to Americana, our former manufacturer and distributor of TCBY branded frozen products.

Other

General and Administrative Expenses.  General and administrative expenses were $2.3 million for the 13 weeks ended September 30, 2006, a decrease of $100,000 or 4.2 percent from $2.4 million for the 13 weeks ended October 1, 2005.  This decrease was primarily due to decreases in recruiting and relocation costs of $200,000, incentive compensation of $200,000, salaries and related costs of $100,000, professional fees of $100,000 and other administrative costs of $200,000, partially offset by a reduction in the reimbursement amount we received for management services provided to our parent company, MFOC, of $700,000 as a result of the decrease in the number of stores owned and operated by MFOC.

Depreciation and Amortization Expense.  Total depreciation and amortization expense was $1.1 million for the 13 weeks ended September 30, 2006, an increase of $100,000 or 7.9 percent from $1.0 million for the 13 weeks ended October 1, 2005.  Depreciation expense was $600,000 for the 13 weeks ended September 30, 2006, an increase of $300,000 or 92.7 percent from $300,000 for the 13 weeks ended October 1, 2005.  This increase was principally due to additional depreciation expense of approximately $200,000 associated with leasehold improvements of our former gifting facility as a result of relocating from that facility into a new facility in August 2006, which shortened the useful lives of these leasehold improvements.  Amortization expense for the 13 weeks ended September 30, 2006 was $500,000, a decrease of $200,000 or 26.6 percent from $700,000 for the 13 weeks ended October 1, 2005.  This decrease was principally due to the impairment of certain intangible assets of TCBY in 2005 which resulted in a lower carrying value of the intangible assets and lower amortization expense in periods subsequent to the impairment.

39 Weeks Ended September 30, 2006

Compared to the 39 Weeks Ended October 1, 2005

Income (Loss) From Operations—Overview.  Loss from operations was $8.0 million for the 39 weeks ended September 30, 2006, a decrease of $23.7 million from income from operations of $15.7 million for the 39 weeks ended October 1, 2005.  This decrease was primarily attributable to the impairment of goodwill associated with the dairy franchise reporting unit of $14.6 million, a decrease in contribution from our business segments of $7.6 million, an increase in general and administrative expenses of $1.0 million and an increase in depreciation and amortization expense of $500,000.  Decreases in contribution from our business segments of $7.6 million was comprised of decreases in our gifting segment contribution of $3.0 million, our franchising segment contribution of $2.4 million and our licensing segment contribution of $2.4 million partially offset by an increase in our new branded retail segment contribution of $200,000.

Segment Contribution.  Franchising contribution is comprised of sales of new franchises and royalties from existing franchises less direct operating expenses.  Gifts contribution is comprised of sales of products through our catalog and website less direct operating expenses.  Branded retail contribution is comprised of net sales of our branded products through retail channels by us and through food brokers, less related cost of sales and direct selling and operating expenses.  Licensing contribution is comprised of licensing fees received from third parties for the sale of products bearing our brand names less direct operating expenses.  The following table sets forth the contribution from each of our reporting segments (in thousands).

	For the 39 Weeks Ended
	September 30,	October 1,	%
Reporting Segment	2006	2005	Change
Franchising	$21,205	$23,627	(10.3)
Gifts	(3,717)	(684)	(443.4)
Branded retail	235	50	370.0
Licensing	3	2,342	(99.9)
Total segment contribution	$17,726	$25,335	(30.0)

Franchising

The following table details the revenues and operating expenses of the franchising segment for the 39 weeks ended September 30, 2006 and October 1, 2005 (in thousands):

	For the 39 Weeks Ended
	September 30,	October 1,	%
	2006	2005	Change
Bakery revenues	$28,574	$27,761	2.9
Dairy revenues	10,736	11,894	(9.7)
Total franchising revenues	39,310	39,655	(0.9)
Bakery operating expenses	13,173	11,852	11.1
Dairy operating expenses	4,932	4,176	18.1
Total franchising operating expenses	18,105	16,028	13.0
Total franchising contribution	$21,205	$23,627	(10.3)

The following table details the YOY percentage increase (decrease) in same store sales for the 39 weeks ended September 30, 2006 and October 1, 2005:

	For the 39 Weeks Ended
	September 30,	October 1,
	2006	2005
Mrs. Fields	(1.4)	0.2
Great American Cookies	3.9	4.3
Pretzel Time	7.3	2.2
Pretzelmaker	11.6	9.7
Total Bakery	3.5	2.9
TCBY	(1.4)	(0.8)
Total Company	2.2	1.8

Year-Over-Year Same Store Sales.  Year-over-year same store sales increased for all of our concepts other than our Mrs. Fields and TCBY concepts during the 39 weeks ended September 30, 2006.

Our bakery concepts’ year-over-year same store sales increased 3.5 percent for the 39 weeks ended September 30, 2006.  Our Great American Cookies concept increased year-over-year same store sales during this period primarily due to continued emphasis on Cookie Cakes and Cookie Express Grab & Go decorating tables, along with the launching of the new Disney program, the re-launching of the Breezer™ smoothie line and a retail price increase.  Our Pretzel Time and Pretzelmaker concepts increased year-over-year same store sales due to the introduction and promotion of our new pretzel dough and the continued focus on Breezer™ smoothies and the “Great Tastes Collide” campaign pairing pretzel bites and Breezer™ smoothies together.  Our Mrs. Fields concept’s year-over-year same store sales decreased 1.4 percent for the 39 weeks ended September 30, 2006.  The decrease in year-over-year same store sales was a result of lower sales on key holiday weeks this year compared to last year and decreased customer counts at the stores.

Our TCBY concept’s year-over-year same store sales decreased 1.4 percent for the 39 weeks ended September 30, 2006 due to decreased customer counts at the stores.  We continue to focus and emphasize store level operations and standards enforcement to improve operations and the consumer experience in the store.  This work is being executed in parallel to various reconcepting tests, as more fully discussed in our Annual Report on Form 10-K filed with the SEC on March 21, 2006.  This reconcepting work is designed to leverage consumer trends, provide a new platform for sales growth, build an improved franchisee business model and strengthen our new store development initiatives.

Franchising Revenues.  Franchising revenues were $39.3 million for the 39 weeks ended September 30, 2006, a decrease of $400,000 or 0.9 percent from $39.7 million for the 39 weeks ended October 1, 2005.  The decreased revenues were due to a decrease in revenues from our dairy franchise system of $1.2 million or 9.7 percent, partially offset by increased revenues from our bakery franchise system of $800,000 or 2.9 percent.

The increase in revenues from our bakery franchise system was principally attributable to increases in sales of products by our Great American Cookies manufacturing facility to our franchisees of $1.3 million or 10.7 percent and royalties of $500,000 or 4.3 percent, partially offset by reductions of product formulation revenues generated by purchases of certain bakery products by franchisees of $300,000 or 15.6 percent, allowances earned from our beverage vendors of $400,000 or 29.3 percent and initial franchise fees of $300,000 or 23.2 percent.  The increase in sales by our Great American Cookies manufacturing facility was primarily due to increases in batter purchases by our Great American Cookies franchisees as a result of continued positive year-over-year same store sales by our franchisees and a price increase to our franchisees of 8.3 percent effective April 2005.  The increase in royalties was principally due to increases in year-over-year same store sales by our franchisees.  The reduction in product formulation revenues was the result of lower product formulation revenues earned through our Mrs. Fields bakery franchise system.  The decrease in initial franchise fees was due to initial franchise fees earned in Canada from our Mrs. Fields and Pretzelmaker concepts in 2005 that were not repeated in 2006.

The decrease in revenues from our dairy franchise system was principally comprised of decreases in product formulation revenues generated by purchases of TCBY products by franchisees of $600,000 or 8.0 percent, royalties of $400,000 or 8.7 percent and initial franchise fees of $200,000 or 47.7 percent.  The decrease in royalties and product formulation revenues is principally attributable to approximately 2,900 or 11.2 percent fewer unit weeks and continued negative year-over-year same store sales.  We anticipate that our dairy unit weeks will continue to decline in the near future, at least until our reconcepting tests for Beriyo by TCBY and Yovana and remodeling tests for TCBY traditional stores are completed and we have developed a plan to implement the reconcepting and/or remodeling in qualified TCBY traditional stores.  We anticipate our reconcepting and remodeling tests will continue into 2007.  We continue to be encouraged by consumer data we have collected.  However, there can be no assurances that our reconcepting and remodeling tests or implementation will be successful, or that a reconcepting and remodeling will slow or reverse the declining TCBY store count or contribution, which may adversely affect our consolidated results of operations.

Franchising Expenses.  Franchising expenses were $18.1 million for the 39 weeks ended September 30, 2006, an increase of $2.1 million or 13.0 percent from $16.0 million for the 39 weeks ended October 1, 2005.  This increase was attributable to increases in product cost of sales associated with our Great American Cookies manufacturing facility of $700,000, distribution costs of $600,000 associated with the distribution of our dairy products to our dairy franchise system resulting from the Blue Line Extension Agreement, bad debt expense of $300,000 related to Americana, our dairy product manufacturer for our dairy franchise system, and franchise development and support expenses of $1.3 million partially offset by a reduction in expenses associated with our brand initiatives of $700,000 and operations and supervision expenses of $100,000.

The increase in franchise development and support expenses of $1.3 million was due to increases in salaries and related employee costs of $800,000, severance costs of $200,000, professional and legal fees of $200,000, bad debt expense of $100,000 and other franchise development costs of $200,000 partially offset by a reduction in costs associated with our royalty assurance program of $200,000.

Gifts

Gifts Revenues.  Gifts revenues were $14.0 million for the 39 weeks ended September 30, 2006, a decrease of $300,000 or 2.0 percent from $14.3 million for the 39 weeks ended October 1, 2005.  The decrease in revenues for the 39 weeks ended September 30, 2006 was due to decreases in sales through our catalog and website.

Gifts Expenses.  Gifts expenses were $17.7 million for the 39 weeks ended September 30, 2006, an increase of $2.7 million or 18.4 percent from $15.0 million for the 39 weeks ended October 1, 2005.  This increase in expenses was due to increases in cost of goods sold of $1.3 million due to increases in raw materials, production costs and freight expenses, facility expenses of $700,000 primarily due to accrued rents on the former gifting facility and selling expenses of $600,000 principally for increased paper and creative costs of our catalogs partially offset by decreased circulation. Other direct operating expenses increased $100,000 due to increases in compensation and related costs of $500,000, professional IT services of $200,000, moving costs to our new facility of $200,000 and severance costs of $200,000 partially offset by a decrease in professional fees of $700,000 for consultants in 2005 for the assistance and development of our gifting business strategy, recruiting and relocation costs of $200,000 and bad debt expense of $100,000.

Branded Retail

Branded Retail Revenues.  As discussed in “Recent Developments” contained elsewhere in this report, following termination of our license agreements with Shadewell, in July 2006, we commenced selling Mrs. Fields branded shelf stable cookies directly through retail channels. Prior to this time, our branded retail revenues consisted of sales of Mrs. Fields branded cookie dough directly through retail channels. Branded retail net sales were $7.0 million for the 39 weeks ended September 30, 2006, an increase of $6.8 million from $200,000 for the 39 weeks ended October 1, 2005.

Branded Retail Expenses.  Branded retail expenses were $6.7 million for the 39 weeks ended September 30, 2006, an increase of $6.6 million from $100,000 for the 39 weeks ended October 1, 2005.  This increase was primarily due to the operating costs associated with the new branded retail activities which commenced in July 2006.

Licensing

Licensing Revenues.  Licensing revenues were $1.4 million for the 39 weeks ended September 30, 2006, a decrease of $1.5 million or 51.7 percent from $2.9 million for the 39 weeks ended October 1, 2005.  This decrease was due to decreases in licensing royalties earned under our licensing agreement for the sale of Mrs. Fields branded shelf stable cookies of $1.4 million and licensing royalties earned under an agreement for the sale of Mrs. Fields branded premium hot cocoa that was terminated in early 2005 of $100,000.  As discussed in “Recent Developments” contained elsewhere in this report, we do not anticipate earning any royalties under the terminated license agreements for the sale of Mrs. Fields branded shelf stable cookies for the remainder of the year.

Licensing Expenses.  Licensing expenses were $1.4 million for the 39 weeks ended September 30, 2006, an increase of $900,000 or 168.6 percent from $500,000 for the 39 weeks ended October 1, 2005.  This increase was due principally to bad debt expense as a result of the termination of our license agreements for the sale of Mrs. Fields branded shelf stable cookies of $400,000, bad debt expense related to Americana, our former manufacturer and distributor of TCBY branded frozen products of $300,000 and an increase in costs associated with the sale of TCBY branded frozen products of $200,000.

Other

General and Administrative Expenses.  General and administrative expenses were $7.7 million for the 39 weeks ended September 30, 2006, an increase of $1.0 million or 15.6 percent from $6.7 million for the 39 weeks ended October 1, 2005.  This increase was primarily due to a reduction in the reimbursement amount we received for management services provided to our parent company, MFOC, of $1.6 million as a result of the decrease in the number of stores owned and operated by MFOC and increases in severance costs of $200,000, salaries and related benefits of $100,000 and health insurance expense of $100,000 partially offset by reductions in incentive compensation of $300,000, recruiting and relocation of $300,000, professional fees of $200,000 and other general and administrative costs of $200,000.

Depreciation and Amortization Expense.  Total depreciation and amortization expense was $3.5 million for the 39 weeks ended September 30, 2006, an increase of $600,000 or 18.6 percent from $2.9 million for the 39 weeks ended October 1, 2005.  Depreciation expense was $1.9 million for the 39 weeks ended September 30, 2006, an increase of $1.1 million or 127.7 percent from $800,000 for the 39 weeks ended October 1, 2005.  This increase was principally due to a $400,000 write-down of leasehold improvements and equipment associated with a Yovana test store and additional depreciation expense of approximately $500,000 associated with leasehold improvements of our former gifting facility as a result of relocating from that facility into a new facility in August 2006, which shortened the useful lives of these leasehold improvements.  Amortization expense for the 39 weeks ended September 30, 2006 was $1.6 million, a decrease of $500,000 or 24.6 percent from $2.1 million for the 39 weeks ended October 1, 2005.  This decrease was principally due to the impairment of certain intangible assets of TCBY in 2005, which resulted in a lower carrying value of the intangible assets and lower amortization expense in future periods.

Impairment of Goodwill.  During the 39 weeks ended September 30, 2006, we recorded a charge of $14.6 million to reduce the carrying value of the goodwill associated with our dairy franchising reporting unit.  This impairment was principally the result of an eroding dairy franchise system due to fewer locations, consistent negative year-over-year same store sales by our dairy franchisees and our inability to locate and open a significant number of new or additional franchise locations.  These factors have resulted in continued decreases in franchise royalties and yogurt formulation revenues from our dairy franchise system.  See Note 5 to our condensed consolidated financial statements contained elsewhere in this report.

Interest Expense, Net.  Interest expense, net was $15.7 million for the 39 weeks ended September 30, 2006, a decrease of $300,000 or 1.5 percent from $16.0 million for the 39 weeks ended October 1, 2005.  The decrease in interest expense, net was the result of a reduction in amortization of deferred loan costs and an increase in interest income earned on our cash balances.

Consolidated Financial Condition

Total assets at September 30, 2006 were $114.5 million, a decrease of $25.4 million or 18.2 percent from $139.9 million at December 31, 2005.  This decrease was primarily attributable to decreases in goodwill of $14.6 million, cash and cash equivalents of $15.7 million, trademarks and intangibles of $1.5 million and deferred loan costs of $800,000 partially offset by increases in property and equipment, net of $3.8 million, accounts receivables of $1.4 million, inventories of $1.0 million, deferred tax assets of $600,000 and prepaid expenses and other assets of $400,000.

Total liabilities at September 30, 2006 were $219.1 million, a decrease of $2.2 million or 1.0 percent from $221.3 million at December 31, 2005.  This decrease was primarily due to decreases in accrued liabilities of $4.4 million and capital lease obligations of $100,000 partially offset by increases in other liabilities of $1.3 million, accounts payable of $100,000 and amounts due to affiliates of $900,000.

Consolidated Cash Flows for the 39 Weeks Ended September 30, 2006 Compared to October 1, 2005

Net cash flows used in operating activities were $11.3 million for the 39 weeks ended September 30, 2006, an increase of $7.2 million from net cash flows used in operating activities of $4.1 million for the 39 weeks ended October 1, 2005.  This increase in cash used in operations was principally due to a decrease in contribution by our operating segments of $7.6 million and an increase in general and administrative expenses of $1.0 million partially offset by an increase in cash provided from working capital assets and liabilities of $1.4 million.

Net cash flows used in investing activities were $4.4 million for the 39 weeks ended September 30, 2006, an increase of $3.3 million from cash used in investing activities of $1.1 million for the 39 weeks ended October 1, 2005.  This increase was attributable to increases in purchases of property and equipment of $3.4 million principally associated with our new gifts facility partially offset by proceeds from the sale of equity warrants in Nonni’s Food Company of $100,000.

Net cash flows used in financing activities were negligible for the 39 weeks ended September 30, 2006 and for the 39 weeks ended October 1, 2005.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand and cash flows from operating activities.  At September 30, 2006, we had $7.9 million of cash on hand.  During the next 12 months, we expect that our principal uses of cash will be for working capital, capital expenditures and semi-annual interest payments of $20.5 million on our 9 percent senior secured notes and our 11½ percent senior secured notes (the “Senior Secured Notes”), of which $10.25 million will be due on March 15, 2007 and September 15, 2007.  In addition, to the extent we have cash available and it is permitted by the indenture governing the Senior Secured Notes, we may pay dividends to our parent companies for uses such as acquisitions, debt repayments and dividends.  During the next 12 months, we do not expect to be required, but we may offer, to repurchase a portion of the Senior Secured Notes as described below.

We are highly leveraged.  At September 30, 2006, we had $195.7 million of long-term debt represented by the Senior Secured Notes.  The Senior Secured Notes mature on March 15, 2011, with interest payable semi-annually on March 15 and September 15.  Due to borrowing restrictions under the indenture governing the Senior Secured Notes, our ability to obtain additional debt financing is significantly limited.  The Senior Secured Notes require us to offer to repurchase a portion of the notes at 100 percent of the principal amount, plus accrued and unpaid interest thereon to the date of purchase, with 50 percent of our “excess cash flow,” as defined in the indenture agreement, when the ratio of our net indebtedness to consolidated EBITDA is above 3.75 to 1.0 and the cumulative unpaid excess cash flow offer amount exceeds $10.0 million.  For a more detailed description of the material terms of the Senior Secured Notes, see Note 3 to our consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC on March 21, 2006.

Due to the seasonal nature of our bakery franchising and gifting businesses, we historically generate a significant amount of cash during the fourth quarter.  While we believe, based on historical results and current projections, that the cash currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next 12 months, there can be no assurance that actual results will meet or exceed our projections or that our future operating activities will generate sufficient cash to meet our cash requirements for the next 12 months.

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

Revenue Recognition.   We recognize revenues from our initial franchising fees and licensing fees when all material services or conditions relating to the franchising or licensing have been substantially performed or satisfied, which is generally upon the opening of a store by a franchisee or licensee.  We recognize franchise and license royalties, which are based on a percentage of gross store sales, as earned, which is generally upon sale of product by franchisees or licensees.  Minimum royalty payments under certain licensing agreements are deferred and recognized on a straight-line basis over the term of the agreement.  We recognize revenues from the sale of cookie dough that we produce and sell to certain franchisees at the time of shipment and classify them in franchising revenues.  We recognize revenues, net of sales discounts and allowances, from the sale of branded retail products such as cookie dough and shelf stable cookies to grocery stores and wholesale clubs upon shipment and include them in branded retail revenues.  We recognize revenues from gift sales at the time of shipment.

We receive cash payments for product formulation fees and allowances from suppliers based on the amount of product purchased directly by our distributors and franchisees.  These product formulation fees and allowances represent cash payments to us for the right to use our proprietary formulations and recipes to manufacture the frozen dough, dough mixes and TCBY products these suppliers sell to our franchisees.  Formulation fees and allowances are recorded as franchising revenues upon shipment of product to our distributors or franchisees.  Included in franchising revenues was $3.1 million and $9.2 million for the 13 and 39 weeks ended September 30, 2006, respectively, and $3.5 million and $10.4 million for the 13 and 39 weeks ended October 1, 2005, respectively, for such formulation fees and allowances.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We have not yet determined the impact, if any, of adopting the provisions of SFAS 157 on our consolidated financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement.  Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet.  Misstatements that would be material under one approach could be viewed as immaterial under another approach and not be corrected.  SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach.  We are currently evaluating the effect, if any, that the adoption of SAB 108 will have on our consolidated financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Income Tax Uncertainties.”  FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  FIN 48 provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.  FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We have not yet determined the impact, if any, of adopting the provisions of FIN 48 on our consolidated financial position or results of operations.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”  EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed.  The provisions of EITF 06-03 become effective as of December 31, 2006.  The adoption the ETIF 06-03 is not expected to have a material impact on our consolidated financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risks since the end of the Company’s fiscal year ended December 31, 2005.  For more information, please read Item 7A and the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K filed with the SEC on March 21, 2006.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our initial focus includes the “repositioning” of our TCBY brand by targeting today’s health conscious consumers and the “reconcepting” of our TCBY brand by redesigning its trademarks, décor and updating its menus. We have begun the process of reviewing how best to develop and implement the reconcepting, including the testing of our Beriyo by TCBY and Yovana concepts.  However, we do not know how successful we will be in developing or implementing a reconcepting plan or the extent to which the capital investment required to implement such a reconcepting plan will be available when needed.  If we are unable to successfully implement this or any other aspect of our business strategy, our business operations and our financial condition could be adversely affected.

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

We believe that the amount and proximity of pedestrian traffic near our bakery brand stores strongly influence sales of our products, which we believe are frequently impulse purchases.  In recent years, we believe visits to major shopping malls, where at September 30, 2006 the majority of our bakery franchisees’ stores are located, have experienced periods of decline.  This trend has had a negative impact on our revenues.  We cannot be sure that this trend will not continue or that this trend can be offset by increased sales per customer.  A prolonged decline in mall traffic could adversely affect our financial condition and results of operations.

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

Sixteen of our franchisees or licensees own ten or more retail concept locations.  In total, these franchisees own 337 retail concept locations and contributed approximately $4.5 million or 8.4 percent of our franchise revenues for the year ended December 31, 2005.  For the same period, franchise revenues made up 60.9 percent of our total revenues.  The termination of these key franchise or retail license agreements or lower than anticipated sales may have an adverse affect on our financial condition and results of operations.  We cannot be sure that our relations with franchisees and licensees will not change or that our licensees will continue to perform as they have in the past, which could result in franchise or license agreements being terminated by us or by our franchisees or licensees.

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

We depend on one primary supplier, Countryside, which supplies products for our Mrs. Fields brand. As discussed in the “Recent Development” section of “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” contained elsewhere in this report, TCBY, our wholly-owned subsidiary, was notified that on October 11, 2006, CB Americana LLC, the general partner of Americana Foods Limited Partnership (“Americana”), filed an involuntary petition with the United States Bankruptcy Court for the Northern District of Texas, naming Americana as a debtor under chapter 7 of the Bankruptcy Code (the “Involuntary Petition”).

Americana was the principal supplier of our frozen yogurt products under an Exclusive Supply Agreement between Americana and TCBY dated November 19, 2002 (the “Supply Agreement”).  The Supply Agreement is attached as Exhibit 10.50 to Mrs. Fields’ Registration Statement on Form S-4 (File No. 333-115046), as amended, filed with the Securities and Exchange Commission (“SEC”) on April 30, 2004.  Production of TCBY products at Americana has ceased in connection with the Involuntary Petition.

We have identified potential replacement suppliers for our proprietary products and are in the process of working with these potential suppliers to accelerate short-term production.  We have also purchased most of the inventory that remained at Americana and removed it to an off-site storage facility. We are managing this inventory, as well as inventory at our distributors and our franchisees’ stores.  While we believe we can avoid material shortages or immediate interruption in the supply of our principal products to our TCBY franchisees, shortages of some products may occur before replacement suppliers can begin full production.  Further, there can be no guarantee that we will be able to negotiate long-term supply agreements on terms that are similar to or as favorable as those in the Supply Agreement.  Any significant interruption in the supply of TCBY products to franchisees or a material increase in the cost of TCBY products may have a material adverse effect on our TCBY franchise system and our financial performance.

We also depend on our primary distributors for distribution of perishable and non-perishable items to our franchisees.  As described in “Business—Ingredients, Supplies and Distribution,” contained in our Annual Report on Form 10-K filed with the SEC on March 21, 2006, our primary distributor to our TCBY system has exercised its right to terminate our distribution agreement with them.  We have entered into an Extension to Distribution Agreement (the “Extension Agreement”) effective February 2, 2006.  Under the Extension Agreement, Blue Line agreed to continue to perform under the Food and Packaging Distribution Agreement (the “Distribution Agreement”) dated November 14, 2002, until the earlier to occur of (a) 30 days following the date when we notify Blue Line in writing that we have obtained a new distributor and (b) 30 days following the date, if any, when Blue Line notifies us in writing that Blue Line reasonably determines that we are no longer making best efforts and progress to obtain a new distributor.  Under the terms of the Extension Agreement, we agreed to make certain payments directly to Blue Line in order to delay distribution cost increases to franchisees and agreed to guarantee certain amounts during the extension period.  We have entered into supply agreements with six regional distributors who will provide service to certain regions of the United States.  We believe we will be able to identify distributors for the remaining regions of the United States before Blue Line ceases its services under the Extension Agreement.  We anticipate the distribution costs to most of our franchisees will not substantially increase under the new regional agreements.

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

Our branded retail business is in its start-up phase and we are only beginning to establish relationships with brokers, vendors and customers.

The sale of snack products to grocery, club stores and similar distribution channels is highly competitive and subject to ongoing expenses related to slotting fees, advertising credits and discounts.  Similarly, the business relies on relationships with vendors, brokers and customers.  Since we commenced this business in July 2006, there can be no certainty that we will successfully maintain the level of business or relationships established by Shadewell, who operated a similar business under a license agreement with us.  We do not believe that the income for this new business will immediately replace or exceed the royalties that may have been generated by the terminated license agreements.

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

We have franchised and licensed retail stores in numerous foreign countries.  While most of our operations are in the United States, through our franchised retail store locations and our branded retail activities, we also have operations in numerous other regions, including operations in Canada, Mexico, Australia, South America, the Caribbean, the Middle East and Asia, representing approximately 3.2 percent of our total revenue during the 39 weeks ended September 30, 2006.  We expect to expand into additional regions in the future.  Our international operations are subject to many additional risks, including:

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

Since the end of fiscal 2003, 61 retail concept locations were closed by MFOC and 1,086 retail concept locations were closed by other franchisees.  These closures represent 37.9 percent of the total number of stores open at the beginning of 2004.  In comparison, 442 retail concept locations have opened since the end of fiscal 2003.  Since the end of fiscal 2003, the number of Mrs. Fields brand locations has decreased by 6.0 percent, the number of Great American Cookies Company brand locations has decreased by 1.1 percent, the number of TCBY brand traditional locations has decreased by 20.9 percent, the number of TCBY brand non-traditional locations has decreased by 37.9 percent, the number of Pretzel Time brand locations has decreased by 15.3 percent and the number of Pretzelmaker brand locations has decreased by 7.5 percent.  There can be no assurances that store closures will not occur in the future or that we will be able to successfully open additional stores in the future.  If this trend continues, our financial condition and results of operations could be adversely affected.

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

Risks Related to Our Substantial Indebtedness

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

We expect to obtain the money to pay our expenses and to pay the amounts due under the Senior Secured Notes and our other debt primarily from our operations.  Our ability to meet our expenses and make these payments thus depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control.  Our business may not generate sufficient cash flow from operations in the future and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness, including the 9 percent senior secured notes and the 11½ percent senior secured notes (“Senior Secured Notes”), or to fund other liquidity needs.  If we do not have enough money, we may be required to refinance all or part of our then existing debt (including the Senior Secured Notes), sell assets or borrow more money.  However, there can be no assurance that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all.  In addition, the terms of existing or future debt agreements, including the Indenture, may restrict us from adopting any of these alternatives.  The failure to generate sufficient cash flow or to achieve any of these alternatives could have a material adverse effect on our business and our ability to pay the amounts due under the Senior Secured Notes.

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

Item 6.  Exhibits

10.71†	Distribution Services Agreement, dated March 1, 2006, between TCBY Systems, LLC and Kaleel Brothers Inc.

10.72†	Distribution Services Agreement, dated July 17, 2006, between TCBY Systems, LLC and Cheney Brothers, Inc.

10.73†	Distribution Services Agreement, dated August 1, 2006, between TCBY Systems, LLC and Pate Dawson Company.

10.74†	Distribution Services Agreement, dated September 7, 2006, between TCBY Systems, LLC and The Merchants Company.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

MRS. FIELDS FAMOUS BRANDS, LLC

/s/ Stephen Russo	November 10, 2006
Stephen Russo	Date
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark C. McBride	November 10, 2006
Mark C. McBride	Date
Chief Accounting Officer
(Principal Financial and Accounting Officer)