Form 10-K
period 2006-12-30
MRS FIELDS FAMOUS BRANDS LLC
filed 2007-03-21
CIK 1288407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

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

On March 1, 2007, none of the registrant’s voting or non-voting equity was held by non-affiliates.  There is no established trading market for registrant’s common interests.

On March 1, 2007, 100 common interests of registrant were outstanding.

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

This report includes references to trade names and trademarks owned or registered by third parties, such as “Nabisco,” “Keebler” and “Dove.”  We have not identified the owners of such marks, who are unrelated to the Company.

PART I

Item 1. Business

Overview

We are one of the largest franchisors in the premium snack food industry, featuring Mrs. Fields®, Great American Cookies®, TCBY®, Pretzel Time® and Pretzelmaker® as our core brands.  Through our franchisees’ retail stores, we are the largest retailer in the United States of America (the “United States”) of freshly baked, on-premises specialty cookies and brownies and soft-serve frozen yogurt; and the second largest retailer of baked on-premises pretzels in the United States.  In addition, we operate a gifts and new branded retail business and have entered into licensing arrangements that attempt to leverage awareness of some of our core brands among our retail customer base.  We operate through a network of 2,313 retail concept locations, which are located throughout the United States and in approximately 24 foreign countries.

Our History

We were formed in March 2004 in connection with the reorganization of certain entities and segments that are under the common control of Mrs. Fields’ Companies, Inc. (“MFC”), formerly known as Mrs. Fields Famous Brands, Inc.  We are a wholly owned subsidiary of Mrs. Fields’ Original Cookies, Inc. (“MFOC”).  MFOC is a wholly owned subsidiary of Mrs. Fields’ Holding Company, Inc. (“MFH”) and MFH is a wholly owned subsidiary of MFC.  The majority shareholders of MFC are two affiliated private investment management firms: Capricorn Investors II, L.P. (“Capricorn II”) and Capricorn Investors III, L.P. (“Capricorn III,” together with Capricorn II, “Capricorn”).

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

We are highly leveraged.  As of December 30, 2006, our outstanding long-term debt consists of $80.7 million of 9 percent senior secured notes (the “9 percent Senior Secured Notes”) and $115.0 million of 11½ percent senior secured notes (the “11½ percent Senior Secured Notes” together with the 9 percent Senior Secured Notes, the “Senior Secured Notes”).

Business Strategy

We believe our business strategy aligns the interests of our company with the interests of our retail franchisees and focuses our joint efforts on strengthening and broadening the appeal of our brands through satisfying the wants and needs of consumers.  During fiscal 2006, our strategy focused on three objectives:

•                  build profitable year-over-year franchise sales;

•                  accelerate growth of new franchised store development; and

•                  grow licensing and gifts operations.

We used the following key performance indicators to measure our success and progress:

•                  year-over-year same store franchise sales;

•                  net change in number of retail concept locations; and

•                  year-over-year gifts and licensing revenues.

In December 2006, we decided to restructure our personnel, effective January 2007, to further focus our efforts and refine our strategy around one key objective:

•                  we intend to focus on the growth of each of our brands by increasing the number of retail units and profitable sales.

To accomplish this objective, we have reorganized all of our resources to focus primarily on those key areas we have identified as vital to the future growth of our brands.  We believe our new organization provides us with the structure necessary to maintain that focus.

As we work towards accomplishing our key objective for fiscal 2007, we will use similar performance indicators to those we utilized in fiscal 2006 to measure our progress:

•                  year-over-year same store franchise sales;

•                  net change in number of retail concept locations; and

•                  growth in branded retail, licensing and gifts revenues.

As part of our new organization, we have appointed presidents for each of our brand groups, including Mrs. Fields, TCBY and the combined group of Great American Cookies, Pretzel Time and Pretzelmaker.  While their respective responsibilities differ somewhat, these presidents will focus solely on their brands and will be accountable for their future growth and development.  They also have responsibility for each of the support functions necessary for brand success.

Mrs. Fields

Our Mrs. Fields brand is headed by a president responsible for overseeing each of the sales channels through which we approach customers under the Mrs. Fields name.  These channels include our franchised retail stores, our branded retail business, licensing and Mrs. Fields Gifts.

With all of the sales channels under the Mrs. Fields brand name now folded into a single organization, we believe we will be better able to strengthen the brand’s identity and present it more consistently to consumers.

The President of Mrs. Fields is also responsible for overseeing functions in support of the brand, including operations, development, real estate and marketing.

Great American Cookies, Pretzel Time and Pretzelmaker

 The Company’s Great American Cookies, Pretzel Time and Pretzelmaker brands are headed by a president responsible for the operations, development, real estate and marketing functions that support these brands.  The president also oversees the Great American Cookies batter facility.

Among our brands, Great American Cookies, Pretzel Time and Pretzelmaker share a number of challenges and opportunities.  Great American Cookies is beginning to see very solid increases in new store openings and each of these brands has enjoyed year-over-year same store sales growth for the last two fiscal years.

Because they share a similar spot on the development curve, we believe these brands can be managed most effectively within the same organization.

TCBY

While we have invested significantly in the TCBY brand and worked to develop a vehicle for growing the TCBY business, the Company is still in the process of exploring ways to build profitable sales and address store closures.

We continue to believe, however, that the TCBY brand has great potential with consumers.   As a result, the President and CEO of Mrs. Fields Famous Brands also serves as President of TCBY, assuming a direct role in the day-to-day work necessary to turn around that business.  The President of TCBY oversees operations, development, real estate and marketing, as well as the further testing and development of a new dairy concept, Yovana™ Yogurt Café (“Yovana”) and our new line of Beriyo™ smoothies.

Administration

In the new organization, the Company’s Executive Vice President & Chief Legal Officer continues to oversee the legal, human resources, training, purchasing and distribution and internal audit departments and also assumes responsibility for International Operations and Development.

Finance, Accounting and Strategy Development

The Company’s Executive Vice President & Chief Financial Officer has responsibility for finance, accounting, information technology, mergers and acquisitions and strategic analysis.

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

Great American Cookies.  Great American Cookies became a retail success in 1977 when the first store opened in Atlanta, Georgia’s Perimeter Mall.  Founded on the strength of a generations-old family chocolate chip cookie recipe, Great American Cookies has grown throughout malls and shopping centers nationwide.  All of the cookies and brownies at Great American Cookies begin with carefully tested recipes, highly controlled production and the finest premium ingredients from our batter production facility in Atlanta, Georgia.

Pretzel Time.  Pretzel Time introduced its famous soft pretzel in 1991 and established itself in regional shopping centers across the country.  From the number-one-selling traditional salted and buttered pretzel, to the development of the popular fresh Pretzel Bites, Pretzel Time’s menu provides many tasty choices for customers.  Products also include a variety of refreshing beverage options, including sweet, quenching lemonade and the new, popular Breezer Smoothies® frozen beverage.  These delicious beverages are an excellent complement to freshly baked Pretzel Time pretzels.

Pretzelmaker.  The first Pretzelmaker pretzel was rolled, twisted and baked in 1991.  Today, Pretzelmaker stores are found in a variety of venues.  Pretzelmaker pretzels are a great low-calorie, convenient snack.  Customers can enjoy a freshly prepared pretzel topped with a variety of flavors and sauces and complemented with beverages like the new Breezer Smoothies frozen beverage.

Our Dairy Brands

TCBY.  TCBY has been a frozen treats product innovator since its first opening in Little Rock, Arkansas in 1981.  The great tasting, low-fat frozen yogurt concept received an enthusiastic response from an increasingly health conscious public and was the first in a line of ground breaking menu items.  TCBY product milestones include (i) developing non-fat and no-sugar added frozen treats; (ii) launching a line of frozen yogurt and sorbet novelties; and (iii) introducing frozen yogurt to airports and travel plazas through its joint venture agreement with HMS Host, as successor-in-interest to Host International, Inc., Host Marriott Services USA, Inc., and Host Marriott Tollroads Inc.,  (collectively “HMS Host”).  In fiscal 2007, we will continue to explore ways to revitalize and reposition TCBY to take advantage of yogurt’s increasing appeal to today’s health conscious consumer.

New Yogurt Tests - Yovana and Beriyo.   To explore further how we can use yogurt’s continuing growth as a market category to benefit franchisees and enhance our brands, TCBY is testing an additional yogurt-focused concept — Yovana — and a smoothie focused product line — Beriyo® beverages — to be sold in various iterations of TCBY stores.  These new tests focus on different menu offerings, attempt to meet a specific set of consumer needs and appeal to consumers at different times of the day.  For example, Beriyo attempts to take advantage of consumers’ demand for smoothies, as a complement to TCBY frozen yogurt treats.  The Yovana test concept introduces a menu that attempts to appeal to multiple day-parts and is built around premium yogurt prepared fresh daily in the store, including fresh yogurt, drinkable fruit and yogurt, smoothies and frozen yogurt treats.  During fiscal 2007 we plan on limiting the Yovana test to a small number of stores in a few markets and captive locations.   Beriyo, which has been tested as a stand-alone concept as well as a co-brand and menu offering, will be rolled out as a new line of smoothie products to TCBY traditional stores in fiscal 2007.  We may continue to test Beriyo products in different ways as we explore options for new development and a revitalization of the TCBY brand.  We have concluded our test of Beriyo as a conversion option for existing TCBY stores and do not currently plan on offering a Beriyo conversion program in the near future.  We plan on paying certain costs and expenses in fiscal 2007 in connection with the conclusion of this phase of the Beriyo test.  We currently estimate these costs to be approximately $200,000.

Our Products

Cookies, Brownies, Cookie Cakes and Other Bakery Products.  The franchised cookie retail stores continuously bake and serve numerous varieties of freshly baked cookies, brownies, Cookie Cakes and other bakery products.  Although cookie and brownie sales are generally impulse purchases, Cookie Cakes can be decorated with customized messages and designs for any special occasion and provide an opportunity for the cookie stores to become destination locations.  Our bakery products are made using high quality ingredients and all dough is centrally manufactured and frozen or refrigerated to maintain product quality and consistency.  All products pass strict quality assurance and control steps at both the manufacturing plants and the stores.  Mrs. Fields and Great American Cookies continuously work on and test new products and promotions to give their customers a satisfying experience.

Pretzels.  Pretzel Time’s primary product is a hand-rolled soft pretzel, freshly baked from our proprietary dry mix at each store location.  Pretzel Time stores prepare pretzels with a variety of flavors and specialty toppings, including cheddar cheese and cinnamon and sugar.  Pretzelmaker sells hand-rolled soft pretzels freshly baked at each store location, using proprietary dough shipped frozen to each location.  Both brands are now using innovative new dough that improves freshness, quality and taste.  The stores also offer lemonade, soft drinks and the very popular Breezer frozen beverages.  A selected number of Pretzel Time and Pretzelmaker locations are currently participating in tests that focus on changes in trade dress, merchandising and product mix.  The purpose of these tests is to identify best attributes for a store of the future that emphasizes our hot, fresh pretzels and cold refreshing beverages.

Frozen Soft-Serve and Hand-Dipped Yogurt and Smoothies.  We believe our premium soft-serve frozen yogurt has more types of live, active cultures than any other brand of frozen yogurt sold in the United States.  Our yogurt contains seven different types of live, active yogurt cultures, including Lactobacillus bulgaricus and Streptococcus thermophilus, which convert pasteurized milk to yogurt during fermentation and which are required by U.S. Food and Drug Administration (“FDA”) standards for a product to be called yogurt.  One benefit of these yogurt cultures is that they act as friendly bacteria that “pre-digest” or break down the lactose so that yogurt may be tolerated by many individuals with lactose intolerance.  In addition, our yogurts provide a healthy dose of calcium, protein and vitamin D.  Studies suggest that live, active cultures may help strengthen the immune system and provide other benefits such as improved digestion and better absorption of nutrients.  Studies also show that calcium may help promote weight loss and plays a role in strengthening bones.

Our TCBY franchised retail stores are focused on providing our premium frozen yogurt to our customers in many different forms.  TCBY offers our original 96% fat free soft-serve frozen yogurt, nonfat frozen yogurt, no-sugar added/nonfat frozen yogurt and nonfat/nondairy sorbets.  Additionally, to capitalize on yogurt’s continued strong consumer appeal, we launched a line of TCBY hand-dipped products in the second quarter of fiscal 2006.  Franchised locations serve a variety of menu items based on these products, including waffle cones, parfaits, shakes and sundaes.  They also offer a premium line of frozen yogurt cakes and deep-dish pies and our own TCBY Shiver® and Cappuccino Chiller® products. TCBY yogurt is available in a variety of flavors.  Beriyo by TCBY was also tested in fiscal 2006 and provided a range of products, including smoothies and TCBY frozen yogurt treats.  Beriyo smoothies formulas will be rolled out into the TCBY system in fiscal 2007 based upon the results of this test.

Yogurt Test Concept Products.  Our Yovana test concept is the first concept of its kind to sell premium yogurt prepared fresh daily in the store.  This fresh yogurt is combined with fresh fruits and organic granolas to provide consumers with a convenient source for healthy and nutritious foods in a relaxed and upscale setting.  These items are also combined with our premium frozen yogurt to provide consumers with a healthy treat alternative to ice cream.

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

Branded Retail Products.  In addition to products sold in our franchised retail stores, we sell Mrs. Fields branded ready-to-eat shelf stable cookies and novelty frozen food items wholesale to the retail grocery trade.

Ingredients, Suppliers and Distributors

We rely primarily on outside suppliers and distributors for the ingredients used in our products and other items used in our franchisees’ stores.

Cookies, Brownies, Muffins and Other Bakery Products.  Countryside Baking, Inc., a Dawn Food Products Company (“Countryside”) manufactures the majority of Mrs. Fields brand frozen cookie dough and bakery products, which are made according to our proprietary recipes, for our domestic and international franchised stores and our gifts segment.  Countryside manufactures our products strictly in accordance with the standards, procedures, specifications, formulations and recipes established by us, as well as all applicable federal, state and local laws or regulations to which it is subject.

Our supply agreement with Countryside gives us the right to oversee the quality of the products, but also requires Countryside to exercise its own quality control to ensure that it meets all applicable standards, including those established by the United States Food, Drug and Cosmetic Act and Title 21 of the Code of Federal Regulations of the United States relating to Food Manufacturing Practices.  In December 2006, we signed a new agreement with Countryside for making frozen products for us with an initial term of 5 years, which replaces a supply agreement previously entered into with Countryside.

Our products manufactured by Countryside are then sold to our approved distributors, currently Dawn Food Products and Kaleel Brothers, Inc. (“Kaleel Brothers”) for sale and distribution to Mrs. Fields Cookie stores.  The initial term of the supply and distribution agreement with Dawn Food Products expired on August 8, 2003, when it automatically renewed for an additional one-year term.  The supply and distribution agreement continues to renew automatically each year unless either party gives 180 days notice of nonrenewal prior to the anniversary date and is otherwise terminable at will by either party upon 180 days notice.  We do not have a supply and distribution agreement with Kaleel Brothers.

Great American Cookies stores receive “ready to bake” refrigerated batter from our manufacturing facility in Atlanta, Georgia. The batter, which has a shelf life of approximately 90 days, is stored at the manufacturing facility for an average of one to three weeks, depending on demand, before being shipped to our franchisees’ stores.  Paper products for Great American Cookies stores are distributed by Network Services Company.

Our shelf stable cookies sold in various distribution channels by our branded retail group are manufactured by Oak State Products, Inc. (“Oak State”).  We are currently negotiating a new supply agreement with Oak State.

Pretzels.  Our Pretzel Time brand stores buy proprietary dry mix from our approved supplier, Pizza Blends, or current authorized distributors, Dawn Food Products and Kaleel Brothers.  Pretzels are mixed and baked at individual stores.   Our Pretzelmaker brand stores purchase our proprietary frozen dough from our approved supplier, Layton Bakery, or current authorized distributor, Dawn Food Products.  Individual stores then thaw, shape and bake the pretzels on site.

Frozen Soft-Serve and Hand-Dipped Yogurt.   In December 2006, we entered into two new Product Supply Agreements (each, a “Supply Agreement”), both dated effective as of December 5, 2006.  The first Supply Agreement, between us and Scott Brothers Dairy, Inc. (“Scott Brothers”), provides for manufacturing of our soft-serve frozen yogurt.  The second Supply Agreement, between us and Yarnell Ice Cream Company, Inc. (“Yarnell”), provides for manufacturing of our hand-scooped frozen yogurt products.   Under the Supply Agreements, Scott Brothers and Yarnell will make the frozen yogurt products available to TCBY’s designated distributors, who will purchase the products for resale to TCBY franchisees.  Each Supply Agreement has an initial term of three years and includes provisions related to licensing of TCBY’s marks for purposes of production; pricing, payment, invoicing and collection; inventory controls; quality standards and assurance; indemnification and confidentiality.

These new Supply Agreements replace our former relationship with Americana Foods LP (“Americana”), the company that previously manufactured TCBY’s proprietary yogurt products.  As disclosed in our Current Report on Form 8-K filed on October 17, 2006, Americana ceased production under its supply agreement with us when its general partner filed an involuntary petition with the United States Bankruptcy Court for the Northern District of Texas, naming Americana as a debtor under Chapter 7 of the Bankruptcy Code.

Our yogurt products manufactured by our new suppliers are then sold to our approved distributors for sale and distribution to TCBY and Yovana stores.  During fiscal 2006, we entered into new supply agreements with eight regional distributors, including Southwest Traders and the Merchants Group, who will service our dairy stores in various regions throughout the United States.  These eight new distributors replace our former primary TCBY distributor, Blue Line Distributing (“Blue Line”).  Blue Line will continue to deliver products to a small number of franchisees served by one of its distribution centers under an extension of its former contract through March 2007.  Under the terms of this extension agreement, we agreed to make certain payments directly to Blue Line in order to delay distribution cost increases to franchisees and agreed to guarantee certain amounts during the extension period.

All of the products, supplies and equipment purchased for sale or use by our franchisees must meet our specifications and standards for quality, design, appearance, function and performance.  We have the right to designate certain suppliers and distributors for any of these items.

Our Business Segments

During fiscal 2006, our business was divided into four primary business segments for financial reporting purposes: franchising, gifts, branded retail and licensing, which represented 54.9 percent, 31.8 percent, 11.4 percent and 1.9 percent of total revenues, respectively, for the year ended December 30, 2006.  The franchising segment consists of revenues received either directly or indirectly from cookie, yogurt and pretzel stores, which are owned and operated by third parties.  These revenues include initial franchise or license fees, monthly royalties based on a percentage of a franchisee’s gross sales, sales of cookie dough that we produce and certain product formulation fees and supplier allowances which are based upon sales to franchisees.  The gifts segment consists of sales generated from our mail order gift catalog and website. The branded retail segment consists of sales generated directly from the sale of Mrs. Fields products through various retail channels.  As a result of terminating certain licensing agreements, we began operating a new branded retail business in July 2006, as more fully described in the “Licensing” section included in Item 1 Business, contained elsewhere in this report.  We determined that with these new business activities, the branded retail segment constituted a reportable segment under SFAS No. 131 (“SFAS 131”), “Disclosures About Segments of an Enterprise and Related Information” and have restated the corresponding items of segment information for prior periods to conform to the current period presentation.  Prior to the third quarter 2006, our revenues and operating expenses associated with branded retail activities did not meet the quantitative thresholds of SFAS 131 and were included in other revenues and other operating expenses.  The licensing segment consists of other licensing activity from third parties for the sale of products bearing our brand names.  For further disclosure of reportable segments, see Note 9, Reportable Segments, to our consolidated financial statements contained elsewhere in this report.

Franchising

We operate through a network of franchised stores, which are located throughout the United States and in approximately 24 foreign countries.  We actively recruit new franchisees and enter into a number of franchise agreements each year.  We believe we will continue to recruit new franchisees who will provide cash flow to our franchising segment by:

•                  emphasizing the use of proprietary dough, fresh and frozen yogurt and dessert products, minimizing product quality issues and promoting a consistent product across all outlets;

•                  requiring quality, service and cleanliness evaluations of franchised stores by trained operations support staff; and

•                  providing initial and continuing training of franchisees and operational tools to help improve their financial and retail sales skills.

However, there can be no guarantee that we will be able to successfully recruit a significant number of new franchisees.

As of December 30, 2006, our store portfolio consisted of 1,804 domestic franchised locations, 356 international franchised locations and 153 licensed locations, which are described in more detail below.  Our franchisees’ and licensees’ concept locations by concept are distributed as follows:

	Domestic	International	Licensed
	Franchised	Franchised	Locations	Total
Mrs. Fields	360	97	43	500
Great American	291	1	—	292
Original Cookie	—	—	1	1
Cookie subtotal	651	98	44	793
Pretzel Time	188	4	6	198
Pretzelmaker	143	50	1	194
Hot Sam	—	—	3	3
Pretzel subtotal	331	54	10	395
Bakery brands subtotal	982	152	54	1,188
TCBY - traditional stores	365	—	—	365
TCBY - non-traditional stores	446	204	98	748
Yovana - test stores (1)	2	—	1	3
Beriyo by TCBY - test stores	9	—	—	9
Dairy brands subtotal	822	204	99	1,125
Total	1,804	356	153	2,313

(1) Included in the domestic franchised Yovana test stores is one store currently owned and operated by us, which may be refranchised, relocated or closed in fiscal 2007.  We assumed operations from a franchisee in an effort to more closely monitor the results of the test.

The previous table counts each concept location individually.  For example, if a physical location had a Mrs. Fields store and a Pretzel Time store together, this would be counted as two concept locations in the table above.  If actual physical stores were counted rather than concept locations, total store counts would be reduced by 239 locations to 2,074.

MFOC and certain of its subsidiaries own two franchised retail concept locations as of December 30, 2006, representing 0.1 percent of the total retail concept locations.  During the year ended December 30, 2006, we recognized $120,000 of franchise royalties and $119,000 of product sales relating to retail concept locations owned by MFOC.  MFOC expects that these remaining retail concept locations will be sold to other franchisees or will be closed during fiscal 2007.

Store Location and Configuration.

Possibilities for franchised locations include high pedestrian traffic areas, including malls, airport concourses, office building lobbies and shopping and lifestyle centers.  We have developed a number of retail configurations designed to adapt to a variety of retail environments.  In addition to the stores that have been designed for prime mall locations, we have developed other formats, such as kiosks, in-line retail and carts intended to extend our brands’ presence within and beyond mall locations.

Cookies.  Mrs. Fields and Great American Cookies stores are primarily located in “A” and “B” grade malls in the United States.  These stores are uniformly designed in accordance with the Mrs. Fields or Great American Cookies Company prototype, intended to create an upscale, open and inviting look.  Individual store sizes typically range from 500 to 800 square feet, while kiosks tend to be somewhat smaller.

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

Dairy.  Generally, traditional TCBY domestic franchised stores are located in shopping centers, freestanding locations and shopping malls.  TCBY non-traditional locations include TCBY stores operated in conjunction with other concepts, such as Subway, Exxon and other convenience stores and petroleum outlets.  TCBY non-traditional locations also include “captive” outlets such as airports, toll road travel plazas, hospitals, office buildings and sports arenas.  A traditional TCBY store usually occupies 800 to 1,600 square feet and accommodates both carryout and in-store business.  Our traditional TCBY stores are designed as a “destination experience” and generally include some customer seating as well as a display case for yogurt cakes and pies.  TCBY non-traditional domestic franchised stores are generally much smaller, offer a limited menu as compared to a traditional TCBY store and often serve TCBY products through kiosks, soft-serve vending carts and counter top units located within other branded premises or captive locations.  Yovana stores are in the early stages of testing and we anticipate that their locations and configuration will evolve during the test period.  In addition, TCBY is currently testing a new store design that may be available as a remodel package for existing stores, as well as for new development.

Franchise Agreements

Our franchises are typically granted for a specific site selected by the franchisee and approved by us.  Franchisees must offer the products and services that we designate.  We provide franchisees with suggested retail pricing for products and services, but franchisees are generally free to set the retail prices at their stores.

Cookies.  Each Mrs. Fields brand franchisee typically pays an initial franchise fee of $30,000 per Mrs. Fields brand store location and is responsible for funding the build-out of the new store and purchasing initial dough inventory and supplies.  Existing and prospective franchisees may qualify for certain incentives when they purchase franchises.  The cost of opening a new store or purchasing an existing store can vary widely based on individual operating and location costs.  After a store is established, a franchisee pays weekly royalty fees of six percent of the franchised store’s gross sales for the prior week and a weekly advertising fee of from one to three percent (currently one percent) of such gross sales.  Mrs. Fields franchisees are required to purchase proprietary dough from our authorized distributors or suppliers, which may pay us an amount based on total franchisee purchases.  Franchises are typically granted for a period of seven years.  Franchisees in good standing have an option to renew for an additional seven years at terms set forth in the then-current form of the franchise agreement.

Each new Great American Cookies franchisee typically pays an initial franchise fee of $30,000 per store and is responsible for funding the build-out of the new store and purchasing initial batter inventory and supplies.  Existing franchisees may qualify for certain incentives when they purchase additional franchises.  The cost of opening a new store or purchasing an existing store can vary widely based on individual operating and location costs.  After a store is established, a Great American Cookies franchisee pays monthly royalty fees to us of six percent of the franchised store’s gross sales for the prior month and a monthly advertising fee of one percent of such gross sales.  Great American Cookies Company franchisees are required to purchase batter from our manufacturing facility, which recognizes a profit on batter sales.  The term of the franchise typically runs concurrently with the term of the Great American Cookies store lease and may be subject to an option to renew.

Pretzels.  Each new Pretzel Time or Pretzelmaker franchisee typically pays an initial franchise fee of $25,000 per new Pretzel Time or Pretzelmaker store and is responsible for funding the development of the new store.  Existing and prospective franchisees may qualify for certain incentives when they purchase franchises.  The initial investment can vary based on individual operating and location costs.  After a store is established, a Pretzel Time franchisee pays weekly royalty fees to Pretzel Time of seven percent of the franchised store’s gross sales for the prior week and a marketing fee of from one to three percent (currently one percent, but may be increased to one and one-half percent during fiscal 2007) of such gross sales.  Franchisees are required to purchase proprietary dough or dough mix from our authorized suppliers and distributors, which may pay us an amount based on total franchisee purchases.  New Pretzelmaker franchisees pay weekly royalty fees to Pretzelmaker of seven percent of the franchised store’s gross sales for the prior week and a marketing fee of from one to three percent (currently one and one-half percent) of such gross sales.  However, the majority of the Pretzelmaker system operates under a franchise agreement that provides for payment of a six percent royalty fee, which will remain in effect until the current franchise agreement is transferred, renewed or otherwise modified to change the rate.  Franchises are typically granted for an initial term of seven years and franchisees in good standing have an option to renew for an additional seven years upon terms set forth in the then-current form of franchise agreement.

Dairy.  Each new TCBY franchisee typically pays an initial franchise fee of $25,000 per traditional store and from $2,500 to $15,000 per non-traditional location and is responsible for funding the build-out of the new store and purchasing initial yogurt inventory and supplies.  Existing and prospective franchisees may qualify for certain incentives when they purchase franchises.  The cost for opening a new store varies widely depending upon the size and location of the store.  TCBY franchisees purchase TCBY products only from authorized distributors.  TCBY receives a formulation fee on purchases of yogurt products by franchisees.  As part of a new program to encourage franchisees to remodel or relocate their existing stores and to support a stronger business model for new development, some or all of this formulation fee that we collect on purchases by participating TCBY franchisees will be returned to them in the form of a rebate.  Since we do not yet know the number of existing franchisees that will participate in the program or the number of new TCBY stores that will open and take advantage of this rebate, we cannot estimate the impact this may have on the aggregate amount of formulation fees we collect in 2007 and beyond.

Franchises for traditional TCBY stores are usually granted for a period of ten years.  Typically, franchisees in good standing have an option to renew for an additional ten years at then-current terms (for non-traditional stores, the initial term is usually five years with a renewal term of five years).  Currently, most TCBY franchisees pay an ongoing royalty fee of four percent of its net revenues and an ongoing advertising fee of three percent of its net revenues, though some newer franchise agreements give TCBY the right to charge a five percent royalty and up to a five percent advertising fee.  As part of the revitalization program described above, participating franchisees will sign a new form of franchise agreement that will change their royalty rate to six percent of net revenues and will temporarily lower their advertising fee rate.  The advertising fee rate will eventually increase in increments until it is restored to a total of three percent of net revenues.  Franchisees currently pay the royalty and advertising fees by way of a surcharge on TCBY products, either collected by our authorized distributor and remitted to us, or collected directly by us.  We anticipated last year that we would begin transitioning TCBY to a different method of royalty and advertising fee collection for its traditional store franchisees.  However, that transition has been postponed pending TCBY’s analysis of its new product, store design and concept tests.  These changes may occur during fiscal 2007.

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

International.  Generally, we adopt a master franchise agreement form of relationship for international distribution of our products.  A master franchisee is granted the right to develop a minimum number of locations in the defined territory within a certain time period.  We determine, on a country-by-country basis, whether we will export proprietary products from the United States to that country or license the production of products locally or regionally (possibly to the master franchisee).  In addition, we may grant to the master franchisee the distribution rights of certain products in the defined country.  The master franchisee generally receives sub-franchising rights within the country that is the subject of the master franchise agreement if it maintains a specified level of its own locations.  International locations are generally smaller than domestic locations and produce less sales and royalties per location.  Revenues from any single country (other than the United States) were not material.  In the aggregate, revenues from international locations, generated by our franchise and branded retail segments, for fiscal 2006, 2005 and 2004 were $3.6 million, $1.5 million and $1.0 million, respectively, and represented 3.7 percent, 1.7 percent and 1.1 percent of total revenues, respectively.

Franchisee Training

We believe training our franchisees is a critical component of creating an effective retail environment, and accordingly, each of our brand concepts require new franchisees to complete a training program conducted by our training specialists at our training facility in Salt Lake City.  The initial training programs last from 7-9 days, depending on the concept.  We also make ongoing training programs available to franchisees to improve their quality and effectiveness and may require certain franchisees to attend refresher training as part of operational compliance programs.  The training programs provide instruction to franchisees regarding equipment use, food preparation and safety, customer service, employee scheduling, methods of controlling operating costs, management, the job function of hourly employees and other aspects of retail store operations.  Ongoing training courses in new products, standards and procedures are available at our training facilities or regional meetings throughout the year to all franchisee personnel.  We have the right to charge a reasonable fee for refresher or additional training.  Franchisees pay their own costs, such as living expenses and travel costs, to attend training.

Franchise Concept Licensing

We have developed a concept licensing program for certain non-mall retail outlets that enables us to enter difficult-to-reach markets and facilitate brand exposure through “presence” and “prestige” marketing.  Our licensees duplicate our franchisee store concept and purchase our products from our various approved distributors.  Our licensees are generally food service corporations or contract management companies that manage and operate food service in “captive” locations.  Our licensees include HMS Host or its successor, which currently has an exclusive license to sell TCBY products in airports and travel plazas under a joint venture agreement with TCBY and a test license for Yovana stores within certain captive locations; and Marriott Management Services Corp. and Sodexho U.S.A., Inc. or their successors, which have non-exclusive licenses to sell certain Mrs. Fields products in licensed stores that they develop and operate in specified locations where they provide food services, such as commercial buildings or complexes, under a month-to-month extension of trademark license agreements with a predecessor of MFOC.  Because these arrangements entail the operation of an actual concept location, these licensed locations are included in our franchising business segment rather than in our licensing business segment, which encompasses our brand licensing activities.

Gifting

We market a variety of freshly baked cookies, brownies, candies and other gift items under our Mrs. Fields brand name on the Internet and through gift catalogs.  We began our gifts business with just two product offerings.  In fiscal 2006, we generated revenues of approximately $30.7 million and carried more than 375 gifting items that represent 100 product groupings ranging from customized cookie tins with company logos to birthday towers filled with cookies, brownies and jellybeans.  Our gifts business segment is run through Mrs. Fields Gifts, Inc., our separate, wholly owned subsidiary for gifts operations.  The gifts segment has four direct sales channels: Internet, telephone, online affiliate programs and strategic partnerships/corporate accounts.

Internet.  We launched our Mrs. Fields website in 1997 and during fiscal 2006 approximately 42.2 percent of all sales in the gifts segment where placed on-line.  Our website allows each customer to establish an account and track each order. Our principal URL is at www.mrsfields.com.

Telephone.  Customers also may place orders using a toll-free telephone number “1-800-COOKIES.”  While sales from telephone orders continue to be a significant portion of our gifts segment’s revenues, as a percentage of total sales in the gifts segment, they have decreased as customers have migrated to the Internet.

Online Affiliate Programs.  In July 2001, we launched an online affiliate program with one of the largest pay-for-performance affiliate marketing networks on the Internet.  We now have over 500 affiliates who have a text link or banner on their website to www.mrsfields.com.  We compensate online affiliates on a commission basis for each sale that originates from their website.

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

New Facility for Our Gifting Operations

Effective as of March 1, 2006, we entered into an Industrial Net Lease with Natomas Meadows Two, LLC, for the lease of approximately 159,000 square feet of space in Salt Lake City.  We developed this newly leased space to accommodate our new state-of-the-art gifting operations.  This new space replaced approximately 107,000 square feet of space we leased in areas throughout Salt Lake City.   We moved into this new facility in August 2006 and are attempting to terminate the leases for the former space or sublet it.

Branded Retail

In July 2006, we began operating a branded retail business to sell certain shelf stable Mrs. Fields products in various retail distribution channels, directly or through brokers, purchasing inventory from contract manufacturers and arranging for distribution of products to these customers.  We started this business in connection with our termination of certain trademark licenses held by Shadewell Grove IP, LLC (“Shadewell”), as described in “Licensing,” We believe that the revenue generated by this business will not replace in the near future revenues formerly generated by the Shadewell licenses that were terminated.

Licensing

Over the past few years, we have pursued a “branding” strategy, using the registered trademarks of the Mrs. Fields and TCBY brands to reinforce the brands with consumers and improve market share.  Branded products target traditional mass market and retail locations, complementing our existing businesses.  Examples of licenses granted to third parties include those for Mrs. Fields chocolate chips, boxed chocolates, gourmet glazed popcorn and baking mixes.  Additionally, TCBY has entered into a license agreement for the distribution of high quality, yogurt covered pretzel products utilizing certain TCBY trademarks and directly wholesales certain frozen yogurt novelty items to the supermarket, drugstore and mass merchandise distribution markets.

During fiscal 2006, our largest licensee of Mrs. Fields branded products was Shadewell.  Shadewell currently has a license to market and distribute high quality, pre-packaged chocolate chips utilizing the Mrs. Fields trademarks, service marks and trade names through designated retail distribution channels.  During fiscal 2006, royalties earned from this license totaled approximately $67,000.

Shadewell also had a license to market and distribute pre-packaged, ready-to-eat shelf stable brownies and ready-to-eat shelf stable dessert toppings and syrups, each utilizing the Mrs. Fields trademarks, service marks and trade names through designated retail distribution channels.  Shadewell never commenced distribution of these products and the license agreement terminated in accordance with its provisions.

Prior to August 13, 2005, Shadewell and Mrs. Fields Franchising, LLC (“MFF”) were parties to two additional license agreements that granted Shadewell a license to develop, manufacture, distribute and sell ready-to-eat shelf stable cookie products and high quality, pre-packaged, ready-to-eat, pre-baked cookie products (the “License Agreements”) using certain Mrs. Fields trademarks, service marks and trade names in designated distribution channels.  MFF terminated the License Agreements effective August 13, 2005 for Shadewell’s failure to make certain payments to MFF in a timely manner.

On October 5, 2005, Shadewell filed a Verified Complaint, Motion for Restraining Order and related documents (the “Action”) in the Court of Chancery of the State of Delaware (“the Court”) against MFF.   In the Action, Shadewell alleged that they did not materially breach the shelf stable and ready-to-eat, pre-baked cookie licenses, and that the License Agreements were improperly terminated by MFF.  Shadewell also sought unspecified damages related to its claims that MFF breached certain obligations under the License Agreements.  A trial on the Action was held on November 29, 2005.  On May 8, 2006, the Court ruled in MFF’s favor on all issues.

Until June 27, 2006, Shadewell continued to operate under the terminated license agreements.  On July 5, 2006, MFF began operating its new branded retail business.  As a result, management anticipates the use of cash for working capital and any operating losses to operate the business while it identifies a new licensee or develops another strategy for the operations of the type of business formerly operated by Shadewell.  During fiscal 2006, we recognized royalties of $353,000 from the License Agreements prior to their termination.

On December 19, 2005, MFF entered into an Option Agreement and Amendment to License Agreement (the “Option”) with Maxfield Candy Company (“Maxfield”).  Maxfield is one of our licensees, producing and selling Mrs. Fields branded premium candy products in certain distribution channels under a Trademark License Agreement dated January 3, 2000 (the “License”).  The Option grants MFF an option to repurchase the License, exercisable during a period from the second to the fifth anniversary of the date of the Option.  The Option purchase price is $1.0 million, one-half of which was paid by MFF when the Option was signed by the parties and one-half of which was paid to Maxfield on the first anniversary of that date.  The repurchase price for the License is due only if MFF exercises the Option and ranges from $4.5 million to $7.0 million, depending on when the Option is exercised.  One-half of the Option purchase price will be credited to the License repurchase price in a manner described in the Option if MFF exercises the Option.  The parties agreed to certain modifications of the License as part of the Option.

During fiscal 2006, our licensing segment received $600,000 under a license agreement with Americana for its production and sale of TCBY branded frozen novelties. As a result of Americana’s bankruptcy, they have ceased performance and payments under the license agreement.

Geographic Information

Revenues from franchisees, customers and licensees within the United States were approximately $93.0 million, $86.5 million and $86.1 million for fiscal 2006, 2005 and 2004, respectively, and represented 96.3 percent, 98.3 percent and 98.9 percent of total revenues for fiscal 2006, 2005 and 2004, respectively.  Revenues from international franchisees, customers and licensees were approximately $3.6 million, $1.5 million and $1.0 million for fiscal 2006, 2005 and 2004, respectively, and represented 3.7 percent, 1.7 percent and 1.1 percent of total revenues for fiscal 2006, 2005 and 2004, respectively.  Revenues from any single foreign country were not material.  Providing geographical information regarding long-lived assets is impracticable.

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

As of December 30, 2006, we held 89 federal trademark registrations in the United States and 491 trademark registrations in approximately 90 countries and other jurisdictions outside the United States.  The trademarks consist of various brand and product names and logos.  We have also registered numerous domain names which correspond to our brand and product names.  Trademarks are registered under United States laws for initial periods of 6 to 10 years and in other countries for initial periods of 7 to 20 years, and at any time, we may have trademarks whose registration will soon expire and must be renewed.  Under some of our license agreements, our licensees receive the rights to use our recipes, proprietary products and/or our registered trademarks.  We view our trademarks, and the ability to license them to third parties, as some of our most valuable assets.

We have pending, or are in the process of filing, applications for trademark registrations in a number of foreign countries.  In some of these countries it may not be possible to register the name TCBY where the laws do not permit the registration of acronyms.  Similarly, registering offices in some limited jurisdictions may refuse to register marks such as FRESHNESS WITH A TWIST® by taking the position that it is merely descriptive of the product.  In a few foreign countries, unrelated third parties have filed applications for registration of one or more of our trademarks.  Upon discovery of such filings, we routinely contest such applications to preserve our ability to register our trademarks in those countries or to protect our existing registrations.

Employees

As of December 30, 2006, we had approximately 796 employees, including approximately 470 temporary seasonal employees whose positions are largely on-call or part-time.  We typically employ seasonal labor in connection with our gifts operations in the fourth quarter in response to increased demand around the holidays.   None of our employees are covered by collective bargaining agreements and very few employees, other than some employees engaged in our gifts and manufacturing operations, are paid minimum wage.

As of December 30, 2006, a number of our employees provided certain management functions to MFOC in return for a fee in accordance with the provisions of a management agreement with MFOC.  The number of our employees providing these services may decrease as MFOC continues to reduce its store operations.  The initial term of the Management Agreement will run until December 31, 2008, when it will automatically renew for 5 more years unless either party notifies the other of its intention not to renew it.

Seasonality

Our sales and contribution from franchisees’ store operations are highly seasonal, but our various brands experience counteracting seasonal effects.  Our cookie and pretzel stores, primarily located in malls, tend to mirror customer traffic flow trends in malls, which increase significantly during the fourth quarter, primarily between Thanksgiving and the end of the calendar year.  Holiday gift purchases also are a significant factor in increased sales in the fourth quarter.  However, TCBY stores experience their strongest sales periods during the warmer months from late Spring through early Fall, which helps to balance the impact of seasonality on our operations.  Franchising segment revenues for each quarter as a percentage of total franchising segment revenues for the fiscal year ended December 30, 2006 were 23.3 percent for the first quarter, 25.6 percent for the second quarter, 25.2 percent for the third quarter and 25.9 percent for the fourth quarter.

Our sales and contribution from our gifts segment are highly seasonal, primarily due to holiday gift purchases that increase sales in the fourth quarter.  Sales in the fourth quarter of fiscal 2006 were $16.7 million, which represents 54.5 percent of total sales of the gifts segment for the year ended December 30, 2006.

Customers

Our franchising segment is not dependent upon any single franchisee.

Our gifts segment has one customer that accounted for $4.0 million, $3.6 million and $4.2 million, or 13.0 percent, 11.8 percent and 16.2 percent of revenues of the gifts segment for fiscal 2006, 2005 and 2004, respectively.

Our branded retail segment is not dependent upon any single customer.

For fiscal 2006, 2005 and 2004, respectively, our licensing segment has one licensee that accounted for approximately $600,000, $700,000 and $900,000 or 33.1 percent, 17.7 percent and 18.8 percent of the revenues of the licensing segment; one licensee that accounted for approximately $600,000, $700,000 and $700,000 or 30.7 percent, 17.0 percent and 14.3 percent of the revenues of the licensing segment and; one licensee that accounted for approximately $400,000, $2.3 million and $3.1 million or 22.9 percent, 57.6 percent and 62.7 percent of the revenues of the licensing segment.  A majority of these revenues were attributable to licenses that have been terminated.

Competition

In our franchising segment, we compete for customers with other cookie, pretzel, yogurt and ice cream retailers, as well as other confectionery, sweet snack and specialty food retailers, including cinnamon rolls, baked goods and candy shops.  The specialty retail food and snack industry is highly competitive with respect to price, service, location and food quality and there are many well-established competitors with greater resources than ours.  We compete with these retailers on the basis of price, quality, location and service.  We face competition from a wide variety of sources, including such companies as Cinnabon, Auntie Anne’s Soft Pretzels, Haagen-Dazs, Baskin-Robbins 31 Flavors and Cold Stone Creamery.  Our franchising segment also competes for franchisees with a broad segment of other franchise companies, both within and beyond the food service industry.  These franchisors may have greater resources or more favorable business models than ours with which to attract new investors.

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

Our gifting segment competes for customers primarily with other food gifting and mail order companies.  The food gifting and mail order industry is highly competitive with respect to quality, freshness, selection, uniqueness, customer service and to a lesser extent, price.  There are many well-established competitors with greater resources than ours.  Our competitors include such companies as Cheryl and Company (acquired by 1-800-FLOWERS), Harry and David, Omaha Steaks, Popcorn Factory and Mrs. Beasley’s.

Our branded retail segment competes for customers primarily with other cookie companies within the major retail channels.  The cookie category is highly competitive with respect to price, quality, packaging, selection, uniqueness and customer service.  There are many well-established competitors with greater resources than ours pursuing aggressive promotional and pricing strategies.  Our direct competitors include such companies as Pepperidge Farms, Nabisco, Keebler, Hershey’s and Dove.

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures.  However, we cannot predict the effect on our operations of possible future environmental legislation or regulations.  During fiscal 2006, we did not incur any material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Additional information

We are subject to the informational requirements of the Securities Exchange Act of 1934.  Accordingly, we file periodic reports and other information with the Securities and Exchange Commission (“SEC”).  We make our annual report on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports available through our Internet site, www.mrsfields.com as soon as reasonably practicable after electronically filing such materials with the SEC.  They may also be obtained by writing to Mrs. Fields Famous Brands at 2855 East Cottonwood Parkway, Suite 400, Salt Lake City, UT 84121-1050.  In addition, copies of these reports may be obtained through the SEC website at www.sec.gov or by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 800-SEC-0330.

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

We believe that the implementation of our business strategy is key to enabling us to grow our revenues and profitability and, ultimately, our future success.  Our business strategy in 2007 is focused on the growth of each of our brands by increasing the number of retail units and profitable sales.

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

Our ability to attract new franchisees, retain existing franchisees, and locate and procure favorable store locations is critical to the success of our business.

We compete with a broad segment of other business opportunities and franchise companies for franchisees.  There is also aggressive competition from many sources for favorable sites for new stores, both within and outside the mall environment.  Many of our competitors have greater resources or more favorable business models than ours with which to attract new investors and procure sites.  If we are unable to attract new or existing franchisees to purchase new franchises, or represent a competitive opportunity for leaseholders, it will limit our ability to develop new franchised locations.

A decline in mall traffic could cause our bakery brand franchise income to decrease materially.

We believe that the amount and proximity of pedestrian traffic near our bakery brand stores strongly influence sales of our products, which we believe are frequently impulse purchases.  In recent years, we believe visits to major shopping malls, where at December 30, 2006 the majority of our bakery franchisees’ stores are located, have experienced periods of decline.  This trend has had a negative impact on our revenues.  We cannot be sure that this trend will not continue or that this trend can be offset by increased sales per customer.  A prolonged decline in mall traffic could adversely affect our financial condition and results of operations.

We have experienced a number of franchise store closures since 2003.  If this trend continues, our financial position and results of operations could be adversely affected.

Since the end of fiscal 2003, 63 retail concept locations were closed by MFOC and 1,159 retail concept locations were closed by other franchisees.  These closures represent 40.4 percent of the total number of stores open at the beginning of fiscal 2004.  In comparison, 508 retail concept locations have opened since the end of fiscal 2003.  Since the end of fiscal 2003, the number of Great American Cookies brand locations has increased by 3.2 percent, the number of Mrs. Fields brand locations has decreased by 6.4 percent, the number of TCBY brand traditional locations has decreased by 27.3 percent, the number of TCBY brand non-traditional locations has decreased by 39.0 percent, the number of Pretzel Time brand locations has decreased by 16.1 percent and the number of Pretzelmaker brand locations has decreased by 8.5 percent.  Additional store closures could occur in the future and we may be unable to successfully open additional new stores in the future.  If this trend continues, our financial condition and results of operations may be adversely affected.

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

We depend heavily on our suppliers and distributors.

We depend on several primary suppliers, including Countryside and Oak State, which supply products for our Mrs. Fields franchise system and branded retail business.  We also depend on two main suppliers for production of our TCBY branded yogurt products under two new Supply Agreements with Scott Brothers and Yarnell.  The transition of business from Americana, our former supplier, to Scott Brothers and Yarnell is well underway and has not resulted in material product shortages to the system; however, as with any new supplier relationship, unforeseeable events may occur that could cause some disruption to the TCBY supply chain.

We also depend on our primary distributors for distribution of perishable and non-perishable items to our franchisees.  As described in “Business—Ingredients, Supplies and Distribution,” contained elsewhere in this report, Blue Line, our primary distributor to our TCBY system, exercised its right to terminate our distribution agreement with them.  We entered into an extension agreement with them, under which Blue Line agreed to continue to perform under the distribution agreement during our transition to new distributors.  Under the terms of the extension agreement, we agreed to make certain payments directly to Blue Line in order to delay distribution cost increases to franchisees and agreed to guarantee certain amounts during the extension period.  We have now entered into supply agreements with eight regional distributors who will provide service to our TCBY franchisees throughout the United States.  Blue Line will continue to deliver products to a small number of franchisees served by one of its distribution centers under the extension agreement until March 26, 2007, when services commence under the final replacement distribution agreement.  The distribution costs to most of our franchisees have not substantially increased under the new regional agreements.

Our reliance on our suppliers and distributors, particularly newly-established ones, subjects us to a number of risks, including possible delays or interruptions in supplies, diminished control over quality and a potential lack of adequate raw material capacity.  Any disruption in the supply of or degradation in the quality of the raw materials provided by our suppliers could have a material adverse effect on our business, operating results and financial condition.  In addition, such disruptions in supply or degradations in quality could have a long-term detrimental impact on our efforts to develop a strong brand identity and a loyal consumer base.  If any supplier or distributor fails to perform as anticipated, or if there is a termination or any disruption in any of these relationships for any reason, it could have a material adverse effect on our results of operations.

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

18 of our franchisees or licensees own ten or more retail concept locations.  In total, these franchisees own 359 retail concept locations and contributed approximately $4.8 million or 9.1 percent of our franchise revenues for the year ended December 30, 2006.  For the same period, franchise revenues made up 54.9 percent of our total revenues.  The termination of these key franchise or retail license agreements or lower than anticipated sales may have an adverse affect on our financial condition and results of operations.  We cannot be sure that our relations with franchisees and licensees will not change or that our licensees will continue to perform as they have in the past, which could result in franchise or license agreements being terminated by us or by our franchisees or licensees.

Generally, we believe our relationship with our franchisees and our licensees is a critical component in the success of our business.  As an example, as required by state and federal franchise disclosure rules, we must provide all prospective franchisees with the name and contact information for each of the concept’s existing franchisees.  Prospects often contact existing franchisees as part of their due diligence before making a franchise purchase decision.  If our relationship with existing franchisees is strained, it may slow or suspend franchise development with new franchisees, as well as curtail additional development with existing franchisees.  Strained relationships with existing franchisees can also contribute to additional or accelerated closure of existing stores, particularly upon transfer or expiration of franchise agreements and leases.

We may be harmed by actions taken by our franchisees or licensees that are beyond our control.

Our franchisees and licensees generally are independent contractors and are not our employees.  We require our franchisees and licensees to adhere to strict production, display, storage and marketing specifications and procedures and we provide training and support to franchisees, but the quality of franchised store operations or licensed products may be diminished by any number of factors beyond our control.  Consequently, franchisees may not operate stores or licensees may not produce or market licensed products in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other store personnel.  If they do not, our image, reputation and brand may suffer and our franchise and license revenues as well as our ability to attract prospective franchisees may be adversely affected.

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

The sale of snack products to grocery, club stores and similar distribution channels is highly competitive and subject to ongoing expenses related to slotting fees, advertising credits and discounts.  Similarly, the business relies on relationships with vendors, brokers and customers.  Since we commenced this business very recently in July 2006, there can be no certainty that we will successfully maintain the level of business or relationships established by Shadewell, who operated a similar business under a license agreement with us.  As with any new business, we may be unable to predict with any certainty the costs associated with operating the branded retail group or the revenues we expect to generate.  We do not believe that the income for this new business will immediately replace or exceed the royalties that may have been generated by the terminated license agreements.

If we lose key management personnel, we may have difficulty in implementing the business strategy that current management has developed and may fail to achieve expected profits as a result.

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

As an example, we believe our TCBY brand has struggled to stay relevant and differentiated from its competitors.  We believe it is important to the brand’s growth to reposition it in a way that capitalizes on yogurt’s current popularity and revitalize it through new store design and venues.  We are in the process of exploring ways to accomplish this repositioning and revitalization, including the testing of our Yovana concept, Beriyo products and new store design.  However, we do not know how successful we will be in developing or implementing this plan or the extent to which the capital investment required to implement such a reconcepting plan will be available when needed.  If we are unable to successfully implement this or any other aspect of our business strategy, our business operations and our financial condition could be adversely affected.

There is intense competition in the specialty food retailers industry.

The specialty retail food and snack food industry is highly competitive with respect to price, service, location and food quality and within the industry we compete with cookie, pretzel, frozen yogurt and ice cream retailers, as well as other confectionary, sweet snack and specialty foods retailers, many of which have greater resources than we do.  Consequently, we cannot be certain that we can compete successfully with these other food retailers.

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

We have franchised and licensed retail stores in numerous foreign countries.  While most of our operations are in the United States, through our franchised retail store locations and our branded retail activities, we also have operations in numerous other regions, including operations in Canada, Mexico, Australia, South America, the Caribbean, the Middle East and Asia, representing approximately 3.7 percent of our total revenue during fiscal 2006.  We expect to expand into additional regions in the future.  Our international operations are subject to many additional risks, including:

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

Any one of these factors could have a material adverse affect on our sales of products or services to our international customers and curtail our expansion strategy.

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

Litigation, including product liability litigation, could reduce our results of operations or increase our losses because of the cost of paying on successful claims and we may not be able to continue to obtain adequate insurance.

We are involved in routine litigation in the ordinary course of business, including franchise disputes.  Although we have not been significantly adversely affected in the past by litigation, there can be no assurance as to the effect of any future disputes.

Although we currently are not subject to any product liability litigation, we could experience product liability litigation in the future involving our products.  Our quality control program is designed to maintain high standards for the food and materials and food preparation procedures used by franchised stores.  Products are periodically inspected by our personnel at both the point of sale locations and the manufacturing facilities to ensure that they conform to our standards.  In addition to insurance held by our suppliers, we maintain insurance relating to personal injury and product liability in amounts that we consider adequate for the retail food industry.  While we have been able to obtain insurance in the past, there can be no assurance that we will be able to maintain these insurance policies in the future.  Consequently, any successful claim against us, in an amount materially exceeding our coverage, could adversely affect our operating results.

Quarterly fluctuations and seasonality.

Our operating results are subject to quarterly and seasonal fluctuations.  Our sales and income from franchisees’ store operations are seasonal given the significant impact of the high number of mall based locations.  At these locations, sales tend to mirror customer traffic flow trends in malls, which increase significantly during the fourth quarter, primarily between Thanksgiving and the end of the calendar year.  Holiday gift purchases also are a significant factor in increased sales in the fourth quarter.  However, our TCBY franchised stores tend to have their strongest sales periods during the warmer months from late Spring through early Fall, which helps to balance the impact of seasonality on our operations.  In addition, by marketing our cookie brands around holidays that occur in late Winter and early Spring, such as Valentine’s Day and Easter as well as holidays in the late Fall, such as Halloween, we hope to continue to decrease the impact of seasonality on our cash flow.  However, we may not be successful in decreasing the impact of seasonality on our cash flow.  If we are unable to manage seasonal fluctuations of cash flow, our financial condition and results of operations may be adversely affected.

Risks Related to Our Substantial Indebtedness

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our Senior Secured Notes.

We have substantial indebtedness represented by our Senior Secured Notes.  In addition, subject to restrictions in the Indenture governing the Senior Secured Notes, we may incur additional indebtedness.

Our high level of indebtedness could have important consequences, including the following:

•                  our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be limited;

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

We expect to obtain the money to pay our expenses and to pay the amounts due under the Senior Secured Notes and our other debt primarily from our operations.  Our ability to meet our expenses and make these payments thus depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control.  Our available cash has decreased since 2004 and our business may not generate sufficient cash flow from operations in the future and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness, including the Senior Secured Notes or to fund other liquidity needs.  If we do not have enough money, we may be required to attempt to refinance all or part of our then existing debt (including the Senior Secured Notes), sell assets or borrow more money.  However, we may not be able to accomplish any of these alternatives on terms acceptable to us, or at all.  In addition, the terms of existing or future debt agreements, including the Indenture, may restrict us from adopting any of these alternatives.  The failure to generate sufficient cash flow or to achieve any of these alternatives could have a material adverse effect on our business and our ability to pay the amounts due under the Senior Secured Notes.

The Indenture imposes significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.

The Indenture imposes significant operating and financial restrictions on us.  These restrictions limit, among other things, our ability to:

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

To the extent that we wish to conduct these restricted activities, we must do so in strict accordance with the provisions of the Indenture.  These restrictions could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities.  A breach of any of these restrictions could result in a default in respect of the related indebtedness.  If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and fees, to be immediately due and payable and proceed against any collateral securing that indebtedness, which includes substantially all of our assets.  Acceleration of our other indebtedness could result in a default under the terms of the Indenture and our assets may not be sufficient to satisfy our obligations under our indebtedness, including the Senior Secured Notes.

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

Item 2.  Properties

We currently lease approximately 43,000 square feet of office space in Salt Lake City, which is used as our company headquarters and franchisee support center.  MFOC uses undivided portions of this space as corporate headquarters pursuant to a sublease between MFOC and us.  We also currently lease approximately 13,000 square feet of space in multiple other locations in Salt Lake City for product development and training associated with our franchise reporting segment and 54,000 square feet of space formerly used for our gifts reporting segment.  We currently own the Great American Cookies manufacturing facility, located in a building of approximately 32,000 square feet in Atlanta, Georgia.  In addition, we lease approximately 5,200 square feet of warehouse space in Atlanta, Georgia, which we use for raw material and supply dry storage.  We own substantially all of the equipment used in these facilities.

In addition to the 54,000 square feet of leased space for our former gifts facility described above, we entered into an Industrial Net Lease, effective as of March 1, 2006, for the lease of approximately 159,000 square feet of space in Salt Lake City.  We developed this newly leased space to accommodate our new state-of-the-art gifting operations, which opened during the third quarter of fiscal 2006.  This new space replaced approximately 107,000 square feet of space we previously leased in areas throughout Salt Lake City for our gifting operations.  The leases on approximately 53,000 square feet of space formerly used for our gifts segment expired during fiscal 2006.  We are attempting to terminate the leases on the remaining 54,000 square feet of space formerly used by our gifts reporting segment or sublet it.

Item 3.  Legal Proceedings

We and our products are subject to regulation by numerous governmental authorities, including, without limitation, federal, state and local laws and regulations governing franchising, health, sanitation, environmental protection, safety and hiring and employment practices.

In the ordinary course of business, the Company is involved in routine litigation, including franchise disputes and trademark disputes.  We are not a party to any legal proceedings that, in the opinion of management, after consultation with legal counsel, is material to its business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information and Number of Stockholders

We are a wholly owned subsidiary of Mrs. Fields’ Original Cookies, Inc. (“MFOC”).  There is no established trading market for MFOC’s or our common equity.

Dividends

For each of the three fiscal years in the period ended December 30, 2006, we did not declare or pay cash dividends; however, we did pay Mrs. Fields’ Companies, Inc. (“ MFC”) $1.5 million during fiscal 2004 for income taxes under a prior tax sharing agreement.  Our ability to declare or pay cash dividends is restricted by the indenture pertaining to our 9 percent senior secured notes (the “9 percent Senior Secured Notes”) and our 11½ percent senior secured notes (the “11½ percent Senior Secured Notes” together with the 9 percent Senior Secured Notes, the “Senior Secured Notes”).  For a description of these restrictions, see Note 3 to our consolidated financial statements contained elsewhere in this report.

Item 6.  Selected Financial Data

The following table presents our historical financial data as of the dates and for the periods indicated.  We operate using a 52/53-week year ending on the Saturday closest to December 31.  Fiscal 2003 includes 53 weeks; whereas, all other fiscal years include 52 weeks.  The selected historical financial data at December 30, 2006, December 31, 2005, January 1, 2005, January 3, 2004 and December 28, 2002 and for fiscal 2006, 2005, 2004, 2003 and 2002 have been derived from our audited consolidated financial statements.  The selected historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended
	December 30,	December 31,	January 1,	January 3,	December 28,
	2006	2005	2005	2004	2002
	(Dollars in thousands)
Income Statement Data:
Total revenues	$96,588	$87,952	$87,060	$81,988	$95,392
Income (loss) from continuing operations before provision (benefit) for income taxes	(24,341)	(40,716)	4,816	6,916	10,881
Balance Sheet Data (at end of period):
Total assets	$121,720	$139,897	$181,781	$162,602	$170,656
Total debt (including capital lease obligations)	196,251	196,336	196,210	185,762	187,776

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Mrs. Fields Famous Brands, LLC (“we,” “us,” the “Company” or similar terms) is one of the largest franchisors in the premium snack food industry, featuring Mrs. Fields®, Great American Cookies®, TCBY®, Pretzel Time® and Pretzelmaker® as our core brands.  Through our franchisees’ retail stores, we are the largest retailer of freshly baked on-premises specialty cookies and brownies in the United States of America (the “United States”); the largest retailer of soft-serve frozen yogurt in the United States; and the second largest retailer of baked on-premises pretzels in the United States.  In addition, we operate a gifts and new branded retail business and have entered into licensing arrangements that attempt to leverage awareness of our core brands among our retail customer base.  We operate through a network of 2,313 retail concept locations, which are located throughout the United States and in approximately 24 foreign countries.

Our business is divided into four primary business segments for financial reporting purposes: franchising, gifts, branded retail and licensing, which represented 54.9 percent, 31.8 percent, 11.4 percent and 1.9 percent of total revenues, respectively, for the year ended December 30, 2006.

We believe our business strategy aligns the interests of our company with the interests of our retail franchisees and focuses our joint efforts on strengthening and broadening the appeal of our brands through satisfying the wants and needs of consumers.  During fiscal 2006, our strategy focused on three objectives:

•                  build profitable year-over-year franchise sales;

•                  accelerate growth of new franchised store development; and

•                  grow licensing and gifts operations.

We used the following key performance indicators in fiscal 2006 to measure our success and progress:

•                  year-over-year same store franchise sales;

•                  net change in number of retail concept locations; and

•                  year-over-year gifts and licensing revenues.

Our performance against these key performance indicators is presented and discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of December 30, 2006, our store portfolio consisted of 1,804 domestic franchised locations, 356 international franchised locations and 153 licensed locations. Our franchisees’ and licensees’ concept locations by brand are distributed as follows:

	Domestic	International	Licensed
	Franchised	Franchised	Locations	Total
Mrs. Fields	360	97	43	500
Great American	291	1	—	292
Original Cookie	—	—	1	1
Cookie subtotal	651	98	44	793

Pretzel Time	188	4	6	198
Pretzelmaker	143	50	1	194
Hot Sam	—	—	3	3
Pretzel subtotal	331	54	10	395
Bakery brands subtotal	982	152	54	1,188

TCBY - traditional stores	365	—	—	365
TCBY - non-traditional stores	446	204	98	748
Yovana - test stores (1)	2	—	1	3
Beriyo by TCBY - test stores	9	—	—	9
Dairy brands subtotal	822	204	99	1,125

Total	1,804	356	153	2,313

(1) Included in the domestic franchised Yovana test stores is one store currently owned and operated by us, which may be refranchised, relocated or closed in fiscal 2007.  We assumed operations from a franchisee in an effort to more closely monitor the results of the test.

The previous table counts each concept location individually.  For example, if a physical location had a Mrs. Fields store and a Pretzel Time store together, this would be counted as two concept locations in the table above.  If actual physical stores were counted rather than concept locations, total store counts would be reduced by 239 locations to 2,074.

MFOC and certain of its subsidiaries own two franchised retail concept locations as of December 30, 2006, representing 0.1 percent of the total retail concept locations.  During the year ended December 30, 2006, we recognized $120,000 of franchise royalties and $119,000 of product sales relating to the retail concept locations owned by MFOC.  MFOC expects that these retail concept locations will be sold to other franchisees or will be closed during fiscal 2007.

During the three-year period from January 3, 2004 to December 30, 2006, our store portfolio declined from 3,027 concept locations to 2,313 concept locations, as follows:

	Total Company
	Domestic	International	Licensed
	Franchised	Franchised	Locations	Total
Balance January 3, 2004	2,380	378	269	3,027

New development openings	147	57	2	206
Permanent closings	(397)	(97)	(62)	(556)
Other openings, net	15	—	(4)	11
Balance, January 1, 2005	2,145	338	205	2,688

New development openings	78	59	2	139
Permanent closings	(259)	(74)	(33)	(366)
Other openings, net	14	5	(1)	18
Balance, December 31, 2005	1,978	328	173	2,479

New development openings	79	61	—	140
Permanent closings	(249)	(32)	(19)	(300)
Other openings, net	(4)	(1)	(1)	(6)
Balance, December 30, 2006	1,804	356	153	2,313

The following tables provide additional detail of new development openings and permanent closings of our concept locations during the three-year period from January 3, 2004 to December 30, 2006:

	Domestic Franchised
			Non-
		Traditional	Traditional
	Bakery	Dairy	Dairy	Total
Balance January 3, 2004	1,069	502	809	2,380

New development openings	63	21	63	147
Permanent closings	(93)	(61)	(243)	(397)
Other openings, net	6	7	2	15
Balance, January 1, 2005	1,045	469	631	2,145

New development openings	49	15	14	78
Permanent closings	(93)	(61)	(105)	(259)
Other openings, net	5	1	8	14
Balance, December 31, 2005	1,006	424	548	1,978

New development openings	64	11	4	79
Permanent closings	(87)	(58)	(104)	(249)
Other openings, net	(1)	(1)	(2)	(4)
Balance, December 30, 2006	982	376	446	1,804

	International Franchised
		Non-
		Traditional
	Bakery	Dairy	Total
Balance January 3, 2004	126	252	378

New development openings	23	34	57
Permanent closings	(19)	(78)	(97)
Other openings, net	—	—	—
Balance, January 1, 2005	130	208	338

New development openings	30	29	59
Permanent closings	(19)	(55)	(74)
Other openings, net	1	4	5
Balance, December 31, 2005	142	186	328

New development openings	30	31	61
Permanent closings	(19)	(13)	(32)
Other openings, net	(1)	—	(1)
Balance, December 30, 2006	152	204	356

	Licensed Locations
		Non-
		Traditional
	Bakery	Dairy	Total
Balance January 3, 2004	103	166	269

New development openings	2	—	2
Permanent closings	(21)	(41)	(62)
Other openings, net	(4)	—	(4)
Balance, January 1, 2005	80	125	205

New development openings	1	1	2
Permanent closings	(16)	(17)	(33)
Other openings, net	(1)	—	(1)
Balance, December 31, 2005	64	109	173

New development openings	—	—	—
Permanent closings	(10)	(9)	(19)
Other openings, net	—	(1)	(1)
Balance, December 30, 2006	54	99	153

Numerous factors have contributed to this declining store count over the past three fiscal years.  Some of the more significant factors may include periods of declining mall traffic, several significant shifts in consumer tastes and preferences and challenges faced by some franchises in lower volume, non-traditional venues, primarily in the TCBY franchise system.  We believe our current business strategies, described in more detail in Item 1 of this annual report, will stabilize our store base and address many of these factors by (i) increasing the rate of new openings of franchised locations; (ii) developing new products and menu items designed to align our concepts with consumer preferences; (iii) creating incentives for qualified, existing franchisees to open new stores; and (iv) implementing initiatives to improve operations and customer service at existing locations.  However, our ability to stabilize our store base is uncertain and if stores continue to close, it could have a material adverse effect on our financial condition and results of operations.

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

Carve-Out Accounting

The historical consolidated financial statements for the year ended January 1, 2005 included in Item 8 of this report reflect the financial condition, results of operations and cash flows of the businesses transferred or contributed from MFOC and TCBY to us.  The consolidated financial statements for the year ended January 1, 2005 assume that the Company had existed as a separate legal entity with the following four business segments: franchising, gifts, branded retail and licensing.  The consolidated financial statements for the year ended January 1, 2005, which have been carved out from the consolidated financial statements of MFOC and TCBY using the historical results of operations and assets and liabilities of these businesses and activities and which exclude the company-owned stores segment of MFOC, reflect the accounting policies adopted by MFOC and TCBY in the preparation of their consolidated financial statements and thus do not necessarily reflect the accounting policies which we might have adopted had we been an independent company.  The historical consolidated financial statements for the year ended January 1, 2005 of the Company include those accounts specifically attributable to the Company and allocations of expenses relating to shared services and administrative functions incurred at MFOC.

Historically, MFOC has not allocated its various corporate overhead expenses and common general and administrative expenses to its operating business units.  However, an allocation of such expenses has been included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).  MFOC’s general and administrative expenses represent portions of MFOC’s corporate functions such as human resources, legal, accounting and finance, treasury and information technology systems, that have been allocated to us based on percentage of labor hours devoted by the functional department.  These allocated costs are not necessarily indicative of the costs that we would have incurred had we operated as an independent, stand-alone entity for all periods presented.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section is presented as if we had existed as a stand-alone company on a historical basis and should be read in conjunction with the consolidated financial statements and the accompanying notes to the consolidated financial statements included in Item 8 of this report.

Recent Developments

Impairment of Goodwill and Intangible Assets

On an annual basis (in the fourth quarter), or more frequently if circumstances indicate potential impairment, we perform an assessment of goodwill and long-lived assets associated with our reporting units defined as Bakery Franchising, Dairy Franchising, Gifts and Licensing.  To the extent that the fair value associated with goodwill and long-lived assets is determined to be less than the carrying value, we write down the value of the related goodwill and long-lived assets.  The estimated fair value of long-lived assets is affected by, among other things, our business plan for the future and the estimated cash flows to be generated by the long-lived assets.  Changes in the business plan, operating results or the planned use of the long-lived assets that are different than the projections used to develop the valuation of goodwill and the long-lived assets may have an impact on the valuation of goodwill and the long-lived assets.

In the second quarter of 2006, we determined that a triggering event had occurred under SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” for the Dairy Franchising reporting unit as a result of the eroding dairy franchise operations evidenced by fewer locations, consistent negative year-over-year same store sales and our inability to locate and open a significant number of new or additional franchise locations.  These factors have resulted in continued decreases in franchise royalties and yogurt formulation revenues from our dairy franchise system.  We performed the impairment test as required by SFAS 144 for the long-lived assets of the Dairy Franchising reporting unit in the second quarter of fiscal 2006 and determined that leasehold improvements and equipment associated with a Yovana test store were impaired as of July 1, 2006.  Therefore, an impairment charge of $400,000 for these long-lived assets was required.  We did not identify any triggering event in the third or fourth quarter of fiscal 2006.

In addition, we determined a triggering event had occurred under SFAS No. 142, “Goodwill and Other Intangible Assets” for the Dairy Franchising reporting unit and as such, tested the goodwill related to the Dairy Franchising reporting unit, by comparing its fair value with its carrying value.  To the extent that the carrying value of a reporting unit exceeds it fair value, goodwill is written down to its implied fair value.

As a result, we compared the implied fair value of the Dairy Franchising reporting unit’s goodwill with the carrying amount of the goodwill and determined that the Dairy Franchising reporting unit’s goodwill of $14.6 million was impaired and accordingly recorded an impairment charge of $14.6 million, which was recorded in the second quarter of fiscal 2006.  The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.”

In the fourth quarter of 2006, we assessed whether an impairment of goodwill existed in any of our other reporting units, specifically, Bakery Franchising, Gifts, and Licensing and determined that there was no impairment of their goodwill.  We also assessed the fair value of our long-lived assets for a certain asset group and determined that there was no impairment as of December 30, 2006.

Dairy Test Concepts

New Yogurt Tests — Yovana Yogurt Café (“Yovana”) and Beriyo.  To explore further how we can use yogurt’s continuing growth as a market category to benefit franchisees and enhance our brands, TCBY is testing an additional yogurt-focused concept — Yovana — and a smoothie focused product line — Beriyo beverages — to be sold in various iterations of TCBY stores.  These new tests focus on different menu offerings, attempt to meet a specific set of consumer needs and appeal to consumers at different times of the day.  For example, Beriyo attempts to take advantage of consumers’ demand for smoothies, as a complement to TCBY frozen yogurt treats.  The Yovana test concept introduces a menu that attempts to appeal to multiple day-parts and is built around premium yogurt prepared fresh daily in the store, including fresh yogurt, drinkable fruit and yogurt, smoothies and frozen yogurt treats.  During fiscal 2007 we plan on limiting the Yovana test to a small number of stores in a few markets and captive locations.   Beriyo, which has been tested as a stand-alone concept as well as a co-brand and menu offering, will be rolled out as a new line of smoothie products to TCBY traditional stores in fiscal 2007.  We may continue to test Beriyo products in different ways as we explore options for new development and a revitalization of the TCBY brand.  We have concluded our test of Beriyo as a conversion option for existing TCBY stores and do not currently plan on offering a Beriyo conversion program in the near future.  We plan on paying certain costs and expenses in fiscal 2007 in connection with the conclusion of this phase of the Beriyo test.  We currently estimate these costs to be approximately $200,000.

Shadewell Grove IP, LLC

Prior to August 13, 2005, Shadewell Grove IP, LLC (“Shadewell”) and Mrs. Fields Franchising, LLC (“MFF”) were parties to two license agreements (collectively, the “License Agreements”) that granted Shadewell a license to develop, manufacture, distribute and sell ready-to-eat shelf stable cookie products and high quality, pre-packaged, ready-to-eat pre-baked cookie products using the Mrs. Fields trademarks, service marks and trade names in distribution channels designated in the License Agreements.  MFF terminated the License Agreements effective August 31, 2005 for Shadewell’s failure to make certain payments to MFF in a timely manner.

On October 5, 2005, Shadewell filed a Verified Complaint, Motion for Restraining Order and related documents (the “Action”) in the Court of Chancery of the State of Delaware (the “Court”) against MFF.  In the Action, Shadewell alleged that they did not materially breach the shelf stable and ready-to-eat pre-baked cookie licenses, and that the License Agreements were improperly terminated by MFF.  Shadewell also sought unspecified damages related to its claims that MFF breached certain obligations under the License Agreements.  A trial on the Action was held on November 29, 2005.  On May 8, 2006, the Court ruled in our favor on all issues.

On June 1, 2006, Shadewell’s first quarter royalty payment to MFF under the terminated License Agreements became past due.  At that time, Shadewell notified us that its bank had called its note due and exercised its right to sweep Shadewell’s cash deposits to recover the amount of its note.  As a result, management determined that the collectibility of Shadewell’s first quarter royalty was doubtful and established a bad debt reserve of approximately $345,000, which was subsequently written off during the third quarter of fiscal 2006.  In addition, we earned $268,000 in royalty revenues from Shadewell during the second quarter of fiscal 2006; however, due to the uncertainty of its collectibility, we did not recognize any royalty revenues under the terminated License Agreements in the second quarter of fiscal 2006.  There were no royalty revenues earned from Shadewell under the terminated License Agreement during the third or fourth quarter of fiscal 2006.  During fiscal 2006, we recognized royalties of $353,000 from the License Agreements prior to their termination.

Until June 27, 2006, Shadewell continued to operate under the terminated License Agreements.  On June 27, 2006, MFF and Shadewell entered into a consulting agreement (the “Shadewell Consulting Agreement”) whereby Shadewell employees would provide consulting and training services to MFF employees through August 28, 2006 to assist MFF in establishing its own business selling products through designated retail distribution channels.  The Shadewell Consulting Agreement was extended through October 28, 2006.  Shadewell received for its services a fee of $395,000, which was paid during the third quarter 2006.

On July 5, 2006, MFF began operating its new branded retail business, including selling products to retail customers directly or through brokers, purchasing inventory from contract manufacturers and arranging for distribution of product to these customers.  As a result, management anticipates the use of significant cash to operate the business while it identifies a new licensee or develops another strategy for the operation of the type of business formerly operated by Shadewell.  We anticipate that the income realized by us from MFF’s new branded retail business activities will not immediately replace or exceed the royalties that may have been generated by the terminated license agreements.

Americana Foods Limited Partnership

In December 2006, we entered into two new Product Supply Agreements (each, a “Supply Agreement”), both dated effective as of December 5, 2006.  The first Supply Agreement, between us and Scott Brothers Dairy, Inc. (“Scott Brothers”), provides for manufacturing of our soft-serve frozen yogurt.  The second Supply Agreement, between us and Yarnell Ice Cream Company, Inc. (“Yarnell”), provides for manufacturing of our hand-scooped frozen yogurt products.  Under the Supply Agreements, Scott Brothers and Yarnell will make the frozen yogurt products available to our designated distributors, who will purchase the products for resale to our franchisees.  Each Supply Agreement has an initial term of three years and includes provisions related to licensing of TCBY’s marks for purposes of production; pricing, payment, invoicing and collection; inventory controls; quality standards and assurance; indemnification and confidentiality.

These new Supply Agreements replace our former relationship with Americana Foods LP (“Americana”), the company that previously manufactured our proprietary yogurt products.  As disclosed in our Current Report on Form 8-K filed on October 17, 2006, Americana ceased production under its supply agreement with us when its general partner filed an involuntary petition with the United States Bankruptcy Court for the Northern District of Texas, naming Americana as a debtor under Chapter 7 of the Bankruptcy Code.

Our yogurt products manufactured by our new suppliers are then sold to our approved distributors for sale and distribution to TCBY and Yovana stores.  During fiscal 2006, we entered into new supply agreements with eight regional distributors, including Southwest Traders and the Merchants Group, who will service our dairy stores in various regions throughout the United States.  These eight new distributors replace our former primary TCBY distributor, Blue Line Distributing (“Blue Line”).  Blue Line will continue to deliver products to a small number of franchisees served by one of its distribution centers under an extension of its former contract through March 2007.  Under the terms of the extension agreement, we agreed to make certain payments directly to Blue Line in order to delay distribution cost increases to franchisees and agreed to guarantee certain amounts during the extension period.

In addition, Americana owed us approximately $585,000 for amounts collected by Americana on our behalf for product sold and for decreases in the price of commodities that we were entitled to receive from Americana under TCBY’s Supply Agreement with Americana.  During the third quarter of fiscal 2006, we recorded bad debt expense of approximately $585,000 and have written off this receivable.

Countryside Baking, Inc.

In December 2006, MFF approved a fully executed copy of a Product Supply Agreement (the “Countryside Supply Agreement”) dated as of December 22, 2006 between MFF and Countryside Baking, Inc. (“Countryside”).  The Countryside Supply Agreement replaces a supply agreement previously entered into between Mrs. Fields and Countryside or their predecessors, which expired on December 31, 2006.  Countryside manufactures Mrs. Fields’ proprietary frozen dough for sale to designated distributors, who purchase the products for resale to Mrs. Fields franchisees.  The Countryside Supply Agreement has an initial term of 5 years and includes provisions related to licensing of Mrs. Fields’ marks for purposes of production; pricing, payment, invoicing and collection; inventory controls; quality standards and assurance; indemnification and confidentiality.  Countryside is owned by Dawn Food Products Company, a designated distributor of products for certain of our subsidiaries.

Results of Operations

The following table sets forth, for the periods indicated, certain information relating to our operations and percentage changes from period to period.  We operate using a 52/53-week year ending on the Saturday closest to December 31.  Fiscal 2006, 2005 and 2004 are all 52-week periods.

	Fiscal Year Ended
	December 30,	December 31,	%	January 1,	%
	2006	2005	Change	2005	Change
Statement of Operations Data:		(Dollars in thousands)
REVENUES:
Franchising	$53,053	$53,528	(0.9)	$55,913	(4.3)
Gifts	30,708	30,136	1.9	25,849	16.6
Branded retail	10,989	272	NM	353	(22.9)
Licensing	1,838	4,016	(54.2)	4,945	(18.8)
Total revenues	96,588	87,952	9.8	87,060	1.0
OPERATING COSTS AND EXPENSES:
Franchising	24,040	21,746	10.5	21,893	(0.7)
Gifts	32,379	28,418	13.9	20,733	37.1
Branded retail	11,397	219	NM	147	49.0
Licensing	1,411	1,132	24.6	1,516	(25.3)
General and administrative	11,661	8,527	36.8	9,727	(12.3)
Stock compensation expense	—	—	NM	75	NM
Costs associated with debt refinancing, net	—	—	NM	249	NM
Depreciation	2,442	1,145	113.3	1,221	(6.2)
Amortization	2,111	2,831	(25.4)	2,832	(0.0)
Impairment of goodwill and intangible assets	14,568	43,707	(66.7)	—	NM
Total operating costs and expenses	100,009	107,725	(7.2)	58,393	84.5
Income (loss) from operations	(3,421)	(19,773)	(82.7)	28,667	NM

Interest expense, net	(20,892)	(20,943)	(0.2)	(24,905)	(15.9)
Other (expense) income	(28)	—	NM	1,054	NM

Income (loss) from continuing operations before provision (benefit) for income taxes	(24,341)	(40,716)	(40.2)	4,816	NM
Provision (benefit) for income taxes	(2,413)	(2,808)	(14.1)	2,254	NM

Income (loss) from continuing operations	(21,928)	(37,908)	(42.2)	2,562	NM
Income from discontinued operations (net of income taxes of $0, $0 and $65, respectively)	—	—	NM	104	NM
Net income (loss)	$(21,928)	$(37,908)	(42.2)	$2,666	NM

Cash flows from operating activities	$(2,236)	$6,564	NM	$7,437	(11.7)
Cash flows from investing activities	$(5,359)	$(2,674)	100.4	$195	NM
Cash flows from financing activities	$(105)	$(72)	45.8	$10,918	NM

Fiscal Year Ended December 30, 2006 (Fiscal 2006)
Compared to the Fiscal Year Ended December 31, 2005 (Fiscal 2005)

Loss From Operations—Overview.  Loss from operations was $3.4 million for fiscal 2006, a decrease of $16.4 million from loss from operations of $19.8 million for fiscal 2005.  This decrease was attributable to a decrease in the impairment of goodwill and intangible assets of $29.1 million, partially offset by a decrease in contribution (as defined below) from our business segments of $9.1 million, an increase in general and administrative expenses of $3.1 million and an increase in depreciation and amortization of $500,000.  Decreases in contribution from our business segments of $9.1 million was comprised of decreases in our franchising segment contribution of $2.8 million, our gifting segment contribution of $3.4 million, our branded retail segment of $500,000 and our licensing segment contribution of $2.4 million.

The decrease in contribution from our franchising segment of $2.8 million was primarily due to a decrease in revenues from our franchising segment of $500,000 and an increase in franchising expense of $2.3 million.  The decrease in franchise revenues was comprised of lower product formulation revenues of $1.4 million, initial fees of $900,000 partially offset by increases in product sales to franchisees from our Great American Cookies manufacturing facility of $1.6 million and royalty revenues of $200,000.  The increase in franchising expense was due to increases in compensation and related benefits of $800,000, operating expenses at our Great American Cookies manufacturing facility of $700,000 as a result of its increased sales, severance compensation of $500,000 as a result of our management reorganization, advertising costs of $500,000, distribution costs associated with the dairy franchise system of $500,000, bad debt expense of $400,000 associated with Americana, our former dairy product manufacturer which declared bankruptcy in 2006, franchise development costs of $300,000, costs associated with Beriyo and Yovana new store designs and concept testing of $200,000 and bad debt expense of $200,000.  These increases were partially offset by reductions in brand investment initiatives of $1.5 million and costs associated with royalty assurance of $300,000.

The decrease in contribution from our gifting segment of $3.4 million was primarily due to increased sales of $600,000 offset by increases in costs of goods sold of $3.0 million partially related to the increase in sales, general and administrative costs of $1.0 million principally due to facility expenses of $1.0 million resulting from accrued rents on the former gifting facility, severance compensation related to this business segment of $400,000, compensation and related costs of $300,000 associated with our new gifting management team, utilities and occupancy costs of $200,000, insurance costs of $100,000, moving costs to our new facility of $100,000 and other costs of $100,000.  These increases were partially offset by a decrease in professional fees of $800,000, recruiting and relocation costs of $300,000 and bad debt expense of $100,000.  The decrease in professional fees reflects fees paid to consultants in fiscal 2005 for assistance in developing our gifting business strategy.  This project was competed in fiscal 2005.

The decrease in contribution from our branded retail segment of $500,000 was due to increases in severance costs of $400,000 associated with the management reorganization and professional fees paid to Shadewell of $400,000.  These increases were partially offset by the additional contribution from the sale of Mrs. Fields’ branded shelf stable cookies which we commenced selling in July 2006, as more fully discussed in “Recent Developments” contained elsewhere in this report.

The decrease in contribution from our licensing segment of $2.4 million was principally due to decreased royalties earned of $1.9 million, increased bad debt expense of $300,000 as a result of the termination of our license agreements for the sale of Mrs. Fields’ branded shelf stable cookies and ready-to-eat pre-baked cookie products and bad debt expense of $300,000 related to Americana, our former manufacturer and distributor of TCBY branded frozen products.  The decreased contribution was partially offset by a decrease in other costs of $100,000.

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

	For the Fiscal Year Ended
	December 30,	December 31,	%
Reporting Segment	2006	2005	Change
	(Dollars in thousands)
Franchising	$29,013	$31,782	(8.7)
Gifts	(1,671)	1,718	NM
Branded retail	(408)	53	NM
Licensing	427	2,884	(85.2)
Total segment contribution	$27,361	$36,437	(24.9)

Franchising

The following table details the revenues and operating expenses of the franchising segment for fiscal 2006 and 2005:

	Fiscal Year Ended
	December, 30	December, 31%
	2006	2005	Change
	(Dollars in thousands)
Bakery revenues	$40,326	$38,945	3.5
Dairy revenues	12,727	14,583	(12.7)
Total Franchising Revenues	53,053	53,528	(0.9)

Bakery operating expenses	17,984	17,129	5.0
Dairy operating expenses	6,056	4,617	31.2
Total Franchising Operating Expenses	24,040	21,746	10.5
Total Franchising Contribution	$29,013	$31,782	(8.7)

The following table details the year-over-year (“YOY”) percentage increase (decrease) in same store sales for fiscal 2006 and 2005:

	Fiscal Year Ended
	December 30,	December 31,
	2006	2005
Mrs. Fields	(1.7)%	(0.6)%
Great American Cookies	3.0%	4.8%
Pretzel Time	8.0%	2.7%
Pretzelmaker	10.5%	10.7%
Total Bakery	3.1%	3.0%
TCBY	(1.3)%	(0.8)%
Total Company	2.1%	1.9%

YOY Same Store Sales.  We had positive YOY same store sales in fiscal 2006 from all of our concepts except Mrs. Fields and TCBY.  YOY same store sales for all concepts were 2.1 percent for fiscal 2006 compared to 1.9 percent for fiscal 2005.  This positive YOY same store sales in fiscal 2006 was due to our bakery concepts while our TCBY concept continued with negative YOY sales.

Our Mrs. Fields concept YOY same store sales were a negative 1.7 percent for fiscal 2006 compared to a negative 0.6 percent for fiscal 2005.  Decreased YOY same store sales for our Mrs. Fields concept were a result of lower customer counts which led to a decrease in sales during the key holiday seasons.  However, we are testing some new initiatives that we believe will have a positive effect on sales during fiscal 2007.  We have seen successful results with a new store look and new products.

Our Great American Cookies concept experienced its third consecutive year of positive YOY same store sales growth.  Our Great American Cookies concept YOY same store sales were 3.0 percent for fiscal 2006 compared to 4.8 percent for fiscal 2005.  The three significant contributors to fiscal 2006 growth were; (i) continued growth in higher priced Cookie Cakes; (ii) new products, such as Disney’s Winnie the Pooh cookies and merchandise, Chocolate Peanut Butter Supreme Brownie, White Chunk Cranberry Cookie; and (iii) a cookie price increase.

Our pretzel concepts, Pretzel Time and Pretzelmaker, had positive YOY same store sales growth of 8.0 percent and 10.5 percent, respectively, for fiscal 2006 compared to 2.7 percent and 10.7 percent, respectively, for fiscal 2005.  This continued positive growth over the prior year was driven by new and fresher tasting dough and a continued focus on high margin pretzel bites and Breezer frozen beverages.

Our TCBY concept YOY same store sales were a negative 1.3 percent for fiscal 2006 compared to a negative 0.8 percent for fiscal 2005.  We continue to focus on and emphasize store level operation and standards enforcement to improve operations and the consumer experience in the store.  In addition we continue to focus our efforts around our yogurt products with the introduction of hand scooped frozen yogurt, replacing our ice cream products, as well as improving the quality of our yogurt by increasing the number of live, active cultures in our products.  This work is being executed in parallel to various reconcepting tests, as more fully discussed elsewhere in this report.  This reconcepting work is designed to leverage consumer trends, provide a new platform for sales growth, build an improved franchisee business model and strengthen our new store development initiatives.

Franchising Revenues.  Franchising revenues were $53.0 million for fiscal 2006, a decrease of $500,000 or 0.9 percent from $53.5 million for fiscal 2005.  This decrease was principally due to lower revenues from our dairy franchise system of $1.9 million or 12.7 percent offset by an increase in revenues from our bakery franchise system of $1.4 million or 3.5 percent.

The decrease in revenues in our dairy franchise system of $1.9 million was principally comprised of decreases in product formulation revenues generated by purchases of TCBY products by franchisees of $1.0 million or 10.7 percent, royalties of $500,000 or 9.2 percent and initial franchise fees of $400,000 or 64.2 percent.  The decrease in royalties and product formulation is principally attributable to approximately 3,800 or 11.3 percent fewer unit weeks and a decrease in our franchisees’ YOY same store sales of 1.3 percent.  We anticipate that our dairy unit weeks will continue to decline in the near future, at least until our reconcepting tests for Yovana and the rollout in fiscal 2007 of the Beriyo line of smoothie products to TCBY traditional stores are completed.  We have concluded our test of Beriyo as a conversion option for existing TCBY stores and do not currently plan on offering a Beriyo conversion program in the near future.  We plan on paying certain costs and expenses in fiscal 2007 in connection with the conclusion of this phase of the Beriyo test.  We currently estimate these costs to be approximately $200,000.

The increase in revenues in our bakery franchise system of $1.4 million was principally attributable to increases in sales of products by our Great American Cookies manufacturing facility to our franchisees of $1.6 million or 9.7 percent and royalties of $700,000 or 4.3 percent, partially offset by reductions of lower initial franchise fees of $500,000 or 24.7 percent, allowances earned from our beverage vendors of $300,000 or 19.7 percent and product formulation revenues generated by purchases of certain bakery products by franchisees of $100,000 or 5.5 percent.  The increase in sales by our Great American Cookies manufacturing facility was primarily due to increases in batter purchases by our Great American Cookies franchisees as a result of continued positive YOY same store sales by our franchisees and a price increase to our franchisees of 5.0 percent effective April 2006.  The increase in royalties was principally due to increases in YOY same store sales by our franchisees.  The reduction in product formulation revenues was the result of lower product formulation revenues earned through our Mrs. Fields bakery franchise system.  The decrease in initial franchise fees was due to initial franchise fees earned in Canada from our Mrs. Fields and Pretzelmaker concepts in fiscal 2005 of $200,000 that were not repeated in fiscal 2006 and lower average initial franchise fees earned for new store openings in fiscal 2006 compared to fiscal 2005.

Franchising Expenses.  Franchising expenses are comprised primarily of operation and supervision expenses wherein we provide support, direction and supervision to the franchisees; development and support expenses including product development costs, expenses relating to new franchise development, marketing and advertising, bad debt expense and other direct franchising expenses; and cost of product sales associated with our Great American Cookies manufacturing facility including raw ingredients, labor and other manufacturing costs.  Franchising expenses were $24.0 million for fiscal 2006, an increase of $2.3 million or 10.5 percent from $21.7 million for fiscal 2005.  This increase was due to increases in compensation and related benefits of $800,000, operating expenses at our Great American Cookies manufacturing facility of $700,000 as result of its increased sales, severance compensation of $500,000 as a result of the management reorganization, advertising costs of $500,000, distribution costs associated with the dairy franchise system of $500,000, bad debt expense of $400,000 associated with Americana, franchise development costs of $300,000, costs associated with Beriyo and Yovana new store designs and concept testing of $200,000 and bad debt expense of $200,000 associated with our franchisees.  These increases were partially offset by reductions in brand investment initiatives of $1.5 million and costs associated with royalty assurance of $300,000.

Gifts

Gifts Revenues.  Gifts revenues were $30.7 million for fiscal 2006, an increase of $600,000 or 1.9 percent from $30.1 million for fiscal 2005.  Gifts revenues consist of sales through our catalog and website as well as affiliations with other websites and sales to large corporate accounts for gifting purposes and commercial airlines.  The increase in revenues in fiscal 2006 was due to increases in sales through Internet search engines of $1.1 million, our partners and affiliates of $600,000 and national accounts of $400,000.  These increases were partially offset by reductions in sales through our catalog and website of $1.0 million and airline and other customers of $500,000.

Gifts Expenses.  Gifts expenses are comprised of cost of sales for products sold, selling and promotional expenses and direct operating costs of this segment.  Gifts expenses were $32.4 million for fiscal 2006, an increase of $4.0 million or 13.9 percent from $28.4 million for fiscal 2005.  This increase in expenses was due to increases in cost of goods sold of $3.0 million due to increases in raw materials, production costs and freight expenses, facility expenses of $1.0 million primarily due to accrued rents on the former gifting facility, severance compensation related to this business segment of $400,000, compensation and related costs of $300,000, utilities and occupancy costs of $200,000, insurance costs of $100,000, moving costs to our new facility of $100,000 and other costs of $100,000.  These increases were partially offset by a decrease in professional fees of $800,000 for consultants in fiscal 2005 for the assistance and development of our gifting business strategy, recruiting and relocation costs of $300,000 and bad debt expense of $100,000.

Branded Retail

Branded Retail Revenues.  Branded retail net sales were $11.0 million for fiscal 2006, an increase of $10.7 million from $300,000 for fiscal 2005.  As discussed in “Recent Developments” contained elsewhere in this report, following the termination of certain license agreements with Shadewell, in July 2006 we commenced selling Mrs. Fields branded shelf stable cookies directly through retail channels.  Prior to this time, our branded retail revenues consisted only of sales of Mrs. Fields branded cookie dough directly through retail channels.

Branded Retail Expenses.  Branded retail expenses are comprised of cost of sales for product sold, selling and promotional expenses and other direct operating expenses of this segment.  Branded retail expenses were $11.4 million for fiscal 2006, an increase of $11.2 million from $200,000 for fiscal 2005.  This increase was primarily due to the operating costs associated with the new branded retail activities which commenced in July 2006 and increases in severance costs of $400,000 associated with the management reorganization and professional fees paid to Shadewell of $400,000.

Licensing

Licensing Revenues.   Licensing revenues were $1.8 million for fiscal 2006, a decrease of $2.2 million or 54.2 percent, from $4.0 million for fiscal 2005.  This decrease was due primarily to decreases in licensing royalties earned under our licensing agreement with Shadewell for the sale of Mrs. Fields branded shelf stable cookies of $1.9 million and licensing royalties earned under an agreement for the sale of Mrs. Fields branded premium hot cocoa that was terminated in early fiscal 2005 of $100,000, licensing royalties earned under a license agreement with Americana of $100,000 and royalties earned under other licensed products of $100,000.  As discussed in “Recent Developments” contained elsewhere in this report, we do not anticipate earning any further royalties under the terminated license agreements for the sale of Mrs. Fields branded shelf stable cookies or for TCBY branded frozen products under a license agreement with Americana.

Licensing Expenses.  Licensing expenses are comprised of selling and promotional expenses, bad debt and other direct operating expenses of this segment.  Licensing expenses were $1.4 million for fiscal 2006, an increase of $300,000 or 24.6 percent, from $1.1 million for fiscal 2005.  This increase was due principally to bad debt expense as a result of the termination of our license agreements for the sale of Mrs. Fields branded shelf stable cookies of $300,000, bad debt expense related to Americana of $300,000 partially offset by a decrease in legal costs of $300,000 for the termination of license agreements for the sale of Mrs. Fields branded shelf stable cookies.

Other

General and Administrative Expense.  General and administrative expenses were $11.6 million for fiscal 2006, an increase of $3.1 million or 36.8 percent, from $8.5 million for fiscal 2005.  This increase was primarily due to a reduction in the amount we received for management services provided to our parent company, MFOC, of $1.7 million, rent reimbursement amount of $200,000 as a result of the decrease in the number of stores owned and operated by MFOC and increases in severance costs of $900,000 associated with our management reorganization, professional fees of $700,000 primarily associated with potential debt refinancing alternatives, salaries and related benefits of $200,000 and health insurance expense of $200,000 partially offset by reductions in recruiting and relocation of $600,000 and professional fees of $200,000 associated with IT services and internal controls.

Depreciation and Amortization Expense.  Total depreciation and amortization expense was $4.5 million for fiscal 2006, an increase of $500,000 or 14.5 percent, from $4.0 million for fiscal 2005.  Depreciation expense was $2.4 million for fiscal 2006, an increase of $1.3 million or 113.3 percent from $1.1 million for fiscal 2005.  This increase was primarily due to a $400,000 write-down of leasehold improvements and equipment associated with a Yovana test store and additional depreciation expense of approximately $500,000 associated with leasehold improvements of our former gifting facility as a result of relocating from that facility into a new facility in August 2006, which shortened the useful lives of these leasehold improvements.  Amortization expense for fiscal 2006 was $2.2 million, a decrease of $600,000 or 25.4 percent from $2.8 million for fiscal 2005.  This decrease was principally due to the impairment of certain intangible assets of TCBY in fiscal 2005, which resulted in a lower carrying value of the intangible assets and lower amortization expense in future periods.

Impairment of Goodwill and Intangible Assets.  For fiscal 2006, we recorded an impairment charge of $14.6 million compared to $43.7 million for fiscal 2005 to reduce the carrying value of goodwill associated with our Dairy Franchising reporting unit.  This impairment was principally the result of the eroding dairy franchise operations evidenced by fewer locations, consistent negative YOY same store sales by our dairy franchisees and our inability to locate and open a significant number of new or additional franchise locations.  These factors have resulted in continued decreases in franchise royalties and yogurt formulation revenues from our dairy franchise system.  See “Business — Impairment of Goodwill and Intangible Assets” contained elsewhere in this report.

Interest Expense, Net.  Interest expense, net was $20.9 million for each of fiscal 2006 and fiscal 2005.

Consolidated Financial Condition

Total assets at December 30, 2006 were $121.7 million, a decrease of $18.2 million or 13.0 percent, from $139.9 million at December 31, 2005.  This decrease was primarily attributable to decreases in goodwill of $14.6 million, cash of $7.7 million, net trademarks and other intangible assets of $2.0 million, net deferred loan costs of $800,000, prepaid expenses and other assets of $400,000 and deferred tax assets of $200,000.  These decreases were partially offset by increases in net property and equipment of $3.8 million, receivables, net of $2.6 million and inventories of $1.1 million.

Total liabilities at December 30, 2006 were $227.5 million, an increase of $6.2 million or 2.8 percent, from $221.3 million at December 31, 2005.  This increase was primarily due to increases in accounts payable of $3.1 million, accrued liabilities of $2.5 million and other liabilities of $1.3 million.  These increases were partially offset by decreases in deferred revenues of $400,000, amounts due to affiliates of $200,000 and capital lease obligations of $100,000.

Fiscal Year Ended December 31, 2005 (Fiscal 2005)

Compared to the Fiscal Year Ended January 1, 2005 (Fiscal 2004)

Income From Operations—Overview.  Loss from operations was $19.8 million for fiscal 2005, a decrease of $48.5 from income from operations of $28.7 million for fiscal 2004. This decrease was attributable to impairment of goodwill and intangible assets of $43.7 million and a decrease in contribution from our business segments of $6.2 million partially offset by reductions in general and administrative expenses of $1.2 million and costs associated with our debt refinancing in fiscal 2004 of $200,000.  Decreases in contribution from our business segments of $6.2 million was comprised of decreases in our franchising segment contribution of $2.2 million or 6.6 percent, our gifting segment contribution of $3.4 million or 66.4 percent and our licensing segment contribution of $600,000 or 15.9 percent.

The decrease in contribution from our franchising segment of $2.2 million was primarily due to lower product formulation revenues of $2.3 million and royalties of $1.5 million due to approximately 7,400 fewer unit weeks offset by an increase in product sales to franchisees from our Great American Cookies manufacturing facility of $1.6 million.

The decrease in contribution from our gifting segment of $3.4 million was due to increased sales of $4.3 million offset by increases in costs of goods sold of $2.0 million related to the increase in sales, selling and marketing costs of $2.8 million principally due to increased circulation of our catalogs and general and administrative costs of $2.9 million principally due to increased professional fees of $1.3 million, costs associated with our new gifting management team of $1.3 million including compensation, recruiting and relocation costs and other general and administrative costs of $300,000.

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

	Fiscal Year Ended
	December 31,	January 1,	%
Reporting Segment	2005	2005	Change
	(Dollars in thousands)
Franchising	$31,782	$34,020	(6.6)
Gifts	1,718	5,116	(66.4)
Licensing	2,884	3,429	(15.9)
Total segment contribution	$36,384	$42,565	(14.5)

Franchising

The following table details the revenues and operating expenses of the franchising segment for the years ended December 31, 2005 and January 1, 2005:

	For the Fiscal Year Ended
	December 31,	January 1,	%
	2005	2005	Change
	(Dollars in thousands)
Bakery revenues	$38,945	$37,809	3.0
Dairy revenues	14,583	18,104	(19.4)
Total Franchising Revenues	53,528	55,913	(4.3)

Bakery operating expenses	17,129	16,203	5.7
Dairy operating expenses	4,617	5,690	(18.9)
Total Franchising Operating Expenses	21,746	21,893	(0.7)
Total Franchising Contribution	$31,782	$34,020	(6.6)

The following table details the YOY percentage increase (decrease) in same store sales for the years ended December 31, 2005 and January 1, 2005:

	For the Fiscal Year Ended
	December 31,	January 1,
YOY % Change by Concept	2005	2005
Mrs. Fields	(0.6)%	(1.2)%
Great American Cookies	4.8%	7.2%
Pretzel Time	2.7%	(2.6)%
Pretzelmaker	10.7%	(1.0)%
Total Bakery	3.0%	1.3%
TCBY	(0.8)%	(2.6)%
Total company	1.9%	(0.1)%

YOY Same Store Sales.  We had significant improvement in our YOY same store sales in fiscal 2005 from all of our concepts except Great American Cookies.  YOY same store sales for all concepts were 1.9 percent for fiscal 2005 compared to a negative 0.1 percent for fiscal 2004.  This positive YOY same store sales in fiscal 2005 was due to our bakery concepts while our TCBY concept continued with negative YOY sales.

Our Mrs. Fields concept YOY same store sales were a negative 0.6 percent for fiscal 2005 compared to a negative 1.2 percent for fiscal 2004.  This improvement in the trend was due to new product introductions such as our ice blended drinks (Breezer Smoothies and Chillers) and renewed emphasis on decorated Big Cookie Cakes.  Our Great American Cookies concept YOY same store sales were 4.8 percent for fiscal 2005 compared to 7.2 percent for fiscal 2004.  The continued positive in YOY sales was due to continued focus on Cookie Cakes from fiscal 2004 and our stronger focus on our “Cookie Express” decorating table for key holidays.

Our pretzel concepts, Pretzel Time and Pretzelmaker had positive YOY sales of 2.7 percent and 10.7 percent for fiscal 2005 compared to a negative 2.6 percent and a negative 1.0 percent for fiscal 2004, respectively.  These improvements were due to the introduction of bite-sized pretzels by our Pretzelmaker franchisees in late fiscal 2004, and continued participation by our Pretzel Time franchisees and the launch of Breezer Smoothies.  We believe sales at our pretzel concepts also benefited from a decrease in popularity of “low carb” diets that appear to have peaked in fiscal 2003.

Our TCBY concept YOY same store sales were a negative 0.8 percent for fiscal 2005 compared to a negative 2.6 percent for fiscal 2004.  This improvement was due to the introduction of cakes and pies which tend to increase the average customer ticket and a renewed emphasis on local store marketing, including product sampling and coupons.

Franchising Revenues.  Franchising revenues were $53.5 million for fiscal 2005, a decrease of $2.4 million or 4.3 percent, from $55.9 million for fiscal 2004. This decrease was principally due to lower revenues from our dairy franchise system of $3.5 million or 19.4 percent offset by an increase in revenues from our bakery franchise system of $1.1 million or 3.0 percent.

The decrease in our dairy franchise system revenues of $3.5 million was principally comprised of decreases in product formulation revenues generated by purchases of TCBY products by franchisees of $1.8 million or 16.5 percent, royalties of $1.4 million or 22.3 percent and initial franchise fees of $300,000 or 32.5 percent.  The decrease in royalties and product formulation is principally attributable to approximately 4,700 or 12.2 percent fewer unit weeks and a decrease in our franchisees’ YOY same store sales of 0.8 percent. We anticipate that our dairy unit weeks will continue to decline in the near future, at least until our reconcepting tests are completed and we have developed a plan to implement the reconcepting in qualified TCBY traditional stores.  While we are encouraged by the consumer data we have collected, there can be no assurances that our reconcepting tests or implementation will be successful, or that a reconcepting will slow or reverse the declining TCBY store count or contribution, which may adversely affect our results of operations.

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

The decrease in operations and supervision expense of $800,000 was principally due to decreases in salaries and related employee costs of $600,000, travel costs of $100,000 and other supervisory costs of $100,000.  The decrease in franchise development and support costs of $100,000 was due to reductions in expenses for brand initiatives of $700,000, advertising of $600,000, recruiting and relocations costs of $300,000, bad debt expense of $200,000 and product development costs of $100,000 offset by increases in development salaries and related costs of $1.4 million, staffing and administrative costs of $300,000 relating to documentation of audits of franchisees and other direct franchising costs of $100,000. The increase in product cost of sales associated with our Great American Cookies manufacturing facility of $500,000 is principally due to increased raw ingredients costs of $400,000 or 5.6 percent and manufacturing labor of $100,000 or 10.0 percent.

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

Gifts Expenses.  Gifts expenses were $28.4 million for fiscal 2005, an increase of $7.7 million or 37.1 percent, from $20.7 million for fiscal 2004. This increase in expenses was due to increases in cost of goods sold of $2.0 million, selling expenses of $2.8 million comprised of $2.6 million for increased circulation of our catalogs and $200,000 for bank and credit card fees associated with the increased sales and general and administrative expenses of $2.9 million.  The increase in general and administrative expenses was due to increases in compensation and related costs of $700,000, recruiting and relocation costs of $600,000 associated with the hiring of the President, Vice President of Operations and the Director of Merchandising, professional fees of $800,000 due to consulting fees to assist us in preparing a five-year strategic plan, the write-off of certain software of $400,000, bad debt expense of $200,000 and other operating expenses of $200,000.

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

Licensing Expenses.  Licensing expenses were $1.1 million for fiscal 2005, a decrease of $400,000 or 25.3 percent, from $1.5 million for fiscal 2004. This decrease was due to an expense in fiscal 2004 for a termination fee of $1.1 million paid to Shadewell to terminate the frozen dough license partially offset by increases in fiscal 2005 of legal fees associated with litigation surrounding the termination of our license agreements for the sale of Mrs. Fields branded shelf stable cookies and ready-to-eat, pre-baked cookie products of $400,000 and costs associated with writing-off obsolete packaging for our TCBY frozen specialty products that did not comply with the new labeling requirements mandated by the U.S. Food and Drug Administration effective January 1, 2006 of $200,000.

Other

General and Administrative Expense.  General and administrative expenses were $8.5 million for fiscal 2005, a decrease of $1.2 million or 12.3 percent, from $9.7 million for fiscal 2004.  This decrease was primarily due to reductions in incentive compensation of $1.4 million, severance costs associated with termination of certain members of our executive management team in fiscal 2004 of $500,000, property, casualty and workers compensation` insurance of $100,000 and other operating costs of $100,000 partially offset by increases in professional fees of $300,000, health insurance costs of $200,000, compensation and related payroll costs of $200,000 and recruiting and relocation expense of $200,000.

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

Impairment of Goodwill and Intangible Assets.  For fiscal 2005, we recorded a charge of $43.7 million to reduce the carrying value of the goodwill and other intangible assets associated with our Dairy Franchising reporting unit.  This impairment was principally the result of an eroding Dairy franchise system due to fewer locations, consistent negative YOY same store sales by our Dairy franchisees and our inability to locate and open a significant number of new or additional franchise locations.  These factors have resulted in continued decreases in franchise royalties and yogurt formulation revenues from our Dairy franchise system.  See “Business — Impairment of Goodwill and Intangible Assets.”

Interest Expense, Net.  Interest expense, net was $20.9 million for fiscal 2005, a decrease of $4.0 million or 15.9 percent, from $24.9 million for fiscal 2004. This decrease was primarily due to the write-off of deferred loan costs of $2.8 million in the first quarter of fiscal 2004 associated with our previous debt.  These deferred loan costs were written off due to the completion of our debt refinancing on March 16, 2004.  Additionally, the decrease in interest expense, net was the result of a reduction in amortization of deferred loan costs of $1.0 million as a result of the lower deferred loan costs associated with new borrowings and a lower effective interest rate on the new borrowings and an increase of $300,000 in interest income earned on our cash balances offset by an increase in interest expense of $100,000 associated with our capital lease obligations.

Consolidated Financial Condition

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

Consolidated Cash Flows

Net cash flows used in operating activities were $2.2 million for fiscal 2006, a decrease of $8.8 million from net cash flows provided by operating activities of $6.6 million for fiscal 2005.  This decrease was principally due to decreases in contribution by our operating segments of $9.1 million and an increase in general and administrative expenses of $3.1 million funded through changes in our working capital of $3.4 million.

Net cash flows provided by operating activities were $6.6 million for fiscal 2005, a decrease of $800,000 from net cash flows provided by operating activities of $7.4 million for fiscal 2004.  This decrease was principally due to decreases in contribution by our operating segments partially offset by increases in cash provided from changes in working capital of $1.3 million and from discontinued operations of $300,000 and a decrease in general and administrative expenses of $1.2 million.

Net cash flows used in investing activities were $5.4 million for fiscal 2006, an increase of $2.7 million from net cash used in investing activities of $2.7 million for fiscal 2005.  This increase was attributable to increases in purchases of property and equipment of $2.8 million principally associated with our new gifts facility partially offset by proceeds from the sale of equity warrants in Nonni’s Food Company of $100,000.

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

Net cash flows used in financing activities were negligible for fiscal 2006 and fiscal 2005.

Net cash flows used in financing activities were $100,000 for fiscal 2005, a decrease of $11.0 million from cash provided by financing activities of $10.9 million for fiscal 2004.  This decrease was principally due to principal payments on our capital lease obligations of $100,000 and the completion of our debt refinancing on March 16, 2004 which resulted in $115.0 million in proceeds from the issuance of our 11 1/2 percent Senior Secured Notes and a capital contribution by MFOC of $17.5 million partially offset by payments to retire our previous debt of $101.5 million, payments of debt issuance costs of $12.0 million, other activity with parent of $8.0 million and payments to repurchase stock options of MFC of $100,000.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand and cash flows from operating activities.  At December 30, 2006, we had $16.0 million of cash on hand.  During the next 12 months, we expect that our principal uses of cash will be for working capital, capital expenditures and semi-annual interest payments of $20.5 million on our Senior Secured Notes, of which $10.25 million will be due on March 15, 2007 and September 15, 2007.  In addition, to the extent we have cash available and it is permitted by the indenture governing the Senior Secured Notes, we may pay dividends to our parent companies for uses such as acquisitions, debt repayments and dividends.  During the next 12 months, we do not expect to be required, but we may offer, to repurchase a portion of the Senior Secured Notes as described below.

We are highly leveraged. At December 30, 2006, we had $195.7 million of long-term debt represented by the Senior Secured Notes. The Senior Secured Notes mature on March 15, 2011, with interest payable semi-annually on March 15 and September 15.  Due to borrowing restrictions under the indenture governing the Senior Secured Notes, our ability to obtain additional debt financing is significantly limited.  The Senior Secured Notes require us to offer to repurchase a portion of the notes at 100 percent of the principal amount, plus accrued and unpaid interest thereon to the date of purchase, with 50 percent of our “excess cash flow,” as defined in the indenture agreement, when the ratio of our net indebtedness to consolidated EBITDA is above 3.75 to 1.0 and the cumulative unpaid excess cash flow offer amount exceeds $10.0 million.  We do not anticipate that our “excess cash flow” will exceed the levels that would require us to offer to repurchase a portion of the notes described above.

We have implemented plans to reduce operating costs, as evidenced by our management reorganization plan.  We believe, based on historical results and current projections, our reorganization and control of operating expenses, that the cash currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next 12 months.  We are also exploring potential equity contributions, permissible loans and other financing as additional sources of cash.  Failure to achieve the anticipated benefit from our management reorganization may result in our inability to continue operations in our current state and would have a material adverse impact on our operations.  Accordingly, there can be no assurance that actual results will meet or exceed our projections or that our future operating activities will generate sufficient cash to meet our cash requirements for the next 12 months.

The following table reflects our future contractual obligations as of December 30, 2006 (dollars in thousands):

	Payments Due by Fiscal Year
Contractual Obligations	Total	2007	2008 - 2009	2010 - 2011	After 2011
Senior Secured Notes	$195,747	$—	$—	$195,747	$—
Interest-Senior Secured Notes	92,214	20,492	40,984	30,738	—
Capital lease obligations (including interest)	666	166	216	170	114
Operating leases	16,999	2,529	5,055	4,274	5,141
Total Contractual Obligations	$305,626	$23,187	$46,255	$230,929	$5,255

We have entered into a supply agreement to buy frozen dough products, which stipulates minimum annual purchase commitments of not less than 12.5 million pounds of products, approximately $15.8 million based on weighted average prices in effect December 30, 2006, each year through the end of the contract, December 2011.  These annual purchase commitments are satisfied primarily through the direct purchase of frozen dough products by our franchisees.  Should we not meet the annual minimum commitment, the supplier’s sole remedy, at its option, is to negotiate with us in good faith on the conversion cost based on market prices in the industry.  Since these purchase commitments do not represent cash obligations to us, we have not included them in our contractual obligations table.

Certain Information Concerning Off-Balance Sheet Arrangements

As of December 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  We are, therefore, not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Seasonality

Our sales and contribution from franchisees’ store operations are highly seasonal, but our various brands experience counteracting seasonal effects.  Our cookie and pretzel stores, primarily located in malls, tend to mirror customer traffic flow trends in malls, which increase significantly during the fourth quarter, primarily between Thanksgiving and the end of the calendar year.  Holiday gift purchases also are a significant factor in increased sales in the fourth quarter. However, TCBY stores experience their strongest sales periods during the warmer months from late Spring through early Fall, which helps to balance the impact of seasonality on our operations.  Franchising segment revenues for each quarter as a percentage of total franchising segment revenues for the fiscal year ended December 30, 2006 were 23.3 percent for the first quarter, 25.6 percent of the second quarter, 25.2 percent in the third quarter and 25.9 percent for the fourth quarter.

Our sales and contribution from our gifts segment are highly seasonal primarily due to holiday gift purchases that increase sales in the fourth quarter.  Sales in the fourth quarter of fiscal 2006 were $16.7 million, which represents 54.5 percent of total sales and contribution of the gifts segment for the year ended December 30, 2006.

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

Revenue Recognition.  We recognize revenues from our initial franchising fees and licensing fees when all material services or conditions relating to the franchising or licensing have been substantially performed or satisfied, which is generally upon the opening of a store by a franchisee or licensee.  Franchise and license royalties, which are based on a percentage of gross store sales, are recognized as earned, which is generally upon sale of product by franchisees or licensees.  Minimum royalty payments under certain licensing agreements are deferred and recognized on a straight-line basis over the term of the agreement.  Revenues from the sale of cookie dough that we produce and sell to certain franchisees are recognized at the time of shipment and classified in franchising revenues.  Revenues, net of sales discounts and allowances, from the sale of branded retail products such as cookie dough and shelf stable cookies to grocery stores and wholesale clubs are recognized upon delivery and included in branded retail revenues.  Revenues, net of state and local sales taxes, from gift sales are recognized at the time of shipment.

We receive cash payments for product formulation fees and allowances from suppliers based on the amount of product purchased directly by our distributors and franchisees.  These product formulation fees and allowances include cash payments to us for the right to use our proprietary formulations and recipes to manufacture the frozen dough, dough mixes and TCBY products these suppliers sell to our franchisees.  Formulation fees and allowances are recorded as franchising revenues upon shipment of product to our distributors or franchisees.  Included in franchising revenues was $11.4 million, $12.8 million and $15.1 million for fiscal years 2006, 2005 and 2004, respectively, for such formulation fees and allowances.

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

On an annual basis (in the fourth quarter), or more frequently if circumstances indicate potential impairment we perform an assessment for impairment of our carrying value of goodwill associated with each of our reporting units, by comparing each reporting unit’s fair value with its carrying value.  The estimated fair value of goodwill is affected by, among other things, operating results, our business plan for the future, estimated results of future operations and the comparable companies and transactions that are used to estimate the fair value of our goodwill.  To the extent that the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value.  Changes in the business plan or operating results that are different than the projections used to develop the reporting unit’s fair value may have an impact on the valuation of goodwill.

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

Impairment of Long-lived and Certain Identifiable Intangible Assets.  We review our long-lived assets for impairment when circumstances indicate that the carrying value of an asset may not be fully recovered by the undiscounted net cash flow generated over the remaining life of the related asset or group of assets.  If the cash flows generated by the asset are not sufficient to recover the remaining carrying value of the asset, we are required to write down the value of the asset to its estimated fair value.  In evaluating whether the asset will generate sufficient cash flow to recover its carrying value, we estimate the amount of cash flow that will be generated by the asset and the remaining life of the asset.  In making our estimate, we consider the performance trends related to the asset, the likelihood that the trends will continue or change, at the asset grouping level for which there are identifiable independent cash flows.

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

Deferred Income Tax Assets.  Deferred income tax assets are assessed for recoverability and valuation allowances are provided as necessary to reduce deferred income tax assets to amounts expected to be realized.  Should expectations of taxable income change in future periods, it may become necessary to change the valuation allowance, which could affect our results of operations in the period such determination is made.  We record an income tax provision or benefit at a rate that is based on expected results for the fiscal year.  If future changes in market conditions cause actual results to be more or less favorable, adjustments to the effective income tax rate on a quarterly basis could be required.

Inventory.  In assessing the realizability of inventories, we make judgments as to future demand requirements and product expiration dates.  The inventory requirements change based on projected customer demand, which changes due to fluctuations in market conditions and product life cycles.

Legal and Regulatory.  We record liabilities for legal and regulatory matters when the contingency is both probable and reasonably estimable.  We are involved in several legal and regulatory matters.  After consultation with legal counsel, we believe that the ultimate dispositions of these matters will not have a material negative impact on our financial position, liquidity or results of operations.  However, there can be no assurance that we will be successful in our efforts to satisfactorily resolve these matters and the ultimate outcome could result in a material negative impact on our financial position, liquidity or results of operations.

New Accounting Pronouncements Not Yet Adopted

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Income Tax Uncertainties.”  FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  FIN 48 provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.  FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 is not expected to have a material impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We are currently evaluating the effect, if any, that the adoption of SFAS 157 will have on our consolidated financial position and results of operations.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates in the event of refinancing, including principal cash flows and related weighted average interest rates by year of expected maturity dates, based on the amount of indebtedness at December 30, 2006.

	Expected Maturity Date
Liabilities	2007	2008	2009	2010	2011	Total
	(Dollars in thousands)
Long-term debt, including current portion (fixed rate)	$—	$—	$—	$—	$195,747	$195,747
Weighted average interest rate	—	—	—	—	10.47%	10.47%

The weighted average interest rate is calculated by applying the respective stated interest rate against the outstanding balance of our 9 percent Senior Secured Notes and our 11½ percent Senior Secured Notes and calculating the average rate on the total outstanding balance of the Senior Secured Notes.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements and supplementary data are listed in the index appearing under Item 15A.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended December 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Managers and Executive Officers

The following table sets forth certain information regarding the managers, executive officers and certain other officers, of the Company as of March 1, 2007.  Each of the managers and executive officers serve for a one-year term and until their successors are elected and qualified.

Name	Age	Position
Stephen Russo	57	Manager, President and Chief Executive Officer
Gregory K. Barber	34	Chief Financial Officer, Executive Vice President and Treasurer
Michael R. Ward	48	Executive Vice President, Chief Legal Officer and Secretary
Greg Berglund	40	President, Mrs. Fields Gifts, Inc.
John Lauck	51	President of the Mrs. Fields Division of the Company
Dale Thompson	48	President of the Great American Cookies, Pretzel Time and Pretzelmaker Division of the Company
Jon M. Biotti	38	Manager
Alexander Coleman	40	Manager
John D. Collins	68	Manager
George N. Fugelsang	66	Manager
Peter W. Mullin	66	Manager
Don Rice	58	Manager
John D. Shafer	62	Manager
Christopher Wright	49	Manager

Mr. Russo has been President, Chief Executive Officer and Manager of the Company since March 2004, President of the TCBY Division of the Company since January 2007 and has been President, Chief Executive Officer and a Director of Mrs. Fields’ Original Cookies, Inc. (“MFOC”), Mrs. Fields’ Holding Company, Inc. (“MFH”) and Mrs. Fields’ Companies, Inc. (“MFC”) since May 2003. From July 1997 to April 2003, Mr. Russo was Retail Brands Operations Officer for Allied Domecq QSR, where he was responsible for 10,700 units and total system wide sales of $4.2 billion for brands such as Dunkin’ Donuts, Baskin Robbins and Togo’s.  From January 1978 to June 1997, Mr. Russo served in various capacities for Dunkin’ Donuts.  Mr. Russo also has experience serving as President of Mister Donut and a multi unit supervisor of a McDonald’s licensee.

Mr. Barber has been Chief Financial Officer, Executive Vice President and Treasurer of the Company, MFOC, MFH and MFC since January 2007.  Between May 2005 and January 2007, Mr. Barber served as the Company’s Vice President of Strategy and Business Development.  Mr. Barber was Director of Strategy at NCH Corporation from October of 2002 to May of 2005 and a Consultant at Bain and Company from August 2000 to September 2002.

Mr. Ward has been Chief Legal Officer of the Company since February 2006 and Executive Vice President, General Counsel and Secretary of the Company, MFOC, MFH and MFC since June 2004.  Since December 2004, Mr. Ward has been a Director of MFOC.  From March 2004 to June 2004, Mr. Ward was Senior Vice President, General Counsel and Secretary of the Company.  Mr. Ward was Senior Vice President, General Counsel and Secretary of MFOC from June 2000 to June 2004 and of MFC from its inception in September 2001 to June 2004. Mr. Ward was Vice President of Administration and the Legal Department of MFOC from September 1996 to May 2000 and Secretary of MFOC since April 1999.  Between 1991 and 1996, Mr. Ward’s responsibilities were overseeing the Legal Department and Human Resources Department for Mrs. Fields, Inc., a predecessor to MFOC.  Mr. Ward currently serves as a member of the Board of Directors of Prime Alliance Bank.  Mr. Ward is admitted to practice law in the State of Utah.

Mr. Berglund has been President of Mrs. Fields Gifts since August 2005.  From April 2001 to August 2005, Mr. Berglund was Senior Vice President and General Manager of Disney Direct Marketing Services, Inc. in charge of the Walt Disney Company’s product-based catalog and e-commerce business.  Mr. Berglund added global responsibilities his last two years at Disney, overseeing the company’s licensed direct marketing business in Japan.  From July 1997 to April 2001, Mr. Berglund was Vice President, Marketing for Cinmar, Inc., a Cornerstone Brands company.  There Mr. Berglund was a part of the Frontgate catalog and e-commerce business.

Mr. Lauck has been President of the Mrs. Fields Division of the Company since January 2007.  From February 2006 to January 2007, he was Chief Marketing Officer of the Company and served as Executive Vice President of Marketing of the Company from April 2004 to January 2007.  From September 2001 to April 2004, Mr. Lauck served as President and Chief Marketing Officer for Arby’s Franchise Association.  Prior to joining Arby’s, Mr. Lauck was on a one-year sabbatical.  From February 2000 to July 2001 Mr. Lauck was Senior Vice President and Chief Marketing Officer for Groceryworks.com, a home grocery delivery start-up.  Between November 1998 and January 2000 Mr. Lauck was the Senior Vice President and Chief Marketing Officer for Footaction and from November 1997 to November 1998 was the Vice President of Corporate Development for Blockbuster Video.  Prior to Blockbuster, Mr. Lauck served in various marketing positions at Pizza Hut and General Mills.  Mr. Lauck is a director of Shadewell Grove Holdings, LLC, which is a parent of Shadewell Grove IP, LLC, a licensee of the Company.

Mr. Thompson has been President of the Great American Cookies, Pretzel Time and Pretzelmaker Division of the Company since January 2007.  From August 2004 to January 2007, he served as Vice President of Marketing — Bakery Brands for the Company.  Mr. Thompson was a private consultant from August 2002 to August 2004.  From 1999 to 2002, Mr. Thompson was President of Kellogg’s Japan.  From 1997 to 1999, Mr. Thompson was Vice President of Marketing at Citibank, where he was part of a global team charged with positioning mutual funds to consumers.

Mr. Biotti has been a Manager of the Company and a Director of MFH and MFC since December 2006.  Mr. Biotti is a Managing Director of Charlesbank Capital Partners, LLC (“CCP”), which he joined in 1998.  CCP is the investment advisor to Charlesbank Equity Fund II, Limited Partnership (“Charlesbank”), which holds approximately 2.58% and 34% respectively of the common and 16.5% preferred stock of MFC.  Charlesbank is also a holder of notes issued by MFH.

Mr. Coleman has been a Manager of the Company and a Director of MFH and MFC since May 2004.  From May 2004 to December 2004, Mr. Coleman was a Director of MFOC.  Since 2007, Mr. Coleman has been Managing Partner of Citicorp Venture Capital, Citicorp’s leveraged buyout platform with targeted investments of between $100 million and $500 million.  From October 2004 to 2007, Mr. Coleman served as Managing Partner of Annex Capital Management LLC (“Annex Capital”), a private equity firm specializing in the purchase of direct investments in the secondary market. Annex Capital holds approximately 5.56 percent and 34 percent, respectively, of common and 16.5 percent preferred stock of MFC. Annex Capital is also a holder of notes and securities issued by MFH.  Prior to joining Annex Capital, Mr. Coleman served as Managing Investment Partner of Dresdner Kleinwort Capital from 1996 to 2004, and held various positions at Citibank, NA and its affiliates, including Citicorp Venture Capital, from 1989 to 1995.  Mr. Coleman serves as a Director of Wholesome and Hearty Foods, Inc. and Hypercube, Inc.

Mr. Collins has been a Manager of the Company and a Director of MFH and MFC since December 2004.  Since July 1999, Mr. Collins has worked as a consultant to non-public companies.  From June 1999 to June 2000, Mr. Collins was a consultant to KPMG LLP.  Prior to June 1999, Mr. Collins was a partner for KPMG LLP.  Mr. Collins currently serves as a member of the Board of Directors of Excelsior Funds.  Mr. Collins is also a member of the Board of Trustees and Chairman of the Finance Committee of LeMoyne College in Syracuse, New York and a supervisor/director of Suburban Propane, L.P.

Mr. Fugelsang has been a Manager of the Company and a Director of MFH and MFC since May 2004. From May 2004 to December 2004, Mr. Fugelsang was a Director of MFOC.  From 1994 through 2001, Mr. Fugelsang was Chief Executive Officer North America for the Dresdner Bank Group, based in New York City.  Mr. Fugelsang is a director of ART, Advanced Research Technologies.  Mr. Fugelsang is also a member of the international advisory board of the Monterey Institute of International Studies.

Mr. Mullin has been a Manager of the Company since March 2004 and has been a Director of MFH since September 1996 and of MFC since its inception in September 2001. From September 2001 to December 2004, Mr. Mullin was a Director of MFOC.  Mr. Mullin founded Mullin Consulting, Inc., an executive compensation, benefit planning and corporate insurance consulting firm, in 1969 and serves as its Chairman.  Mr. Mullin became Chairman of MullinTBG, a newly formed affiliate of Mullin Consulting, Inc.  Mr. Mullin is a Director of Avery Dennison Corporation.  Mr. Mullin is an investor in both Capricorn Investors II, L.P. (“Capricorn II”) and Capricorn Investors III, L.P. (“Capricorn III,” together with Capricorn II, “Capricorn”).

Mr. Rice has been a Manager of the Company and a Director of MFH and MFC since December 2006.  From January 1992, he has been the Managing Partner of RSTW, a private Equity and Mezzanine fund.  Since December 2005, he has served as Chairman and Chief Executive Officer of Ascend Acquisition Corp.  He is a member of the Board of Directors and Audit Committee of NationsHealth, Inc.

Mr. Shafer has been Manager of the Company and Director of MFH and MFC since April 2005.  Mr. Shafer has been retired since 2003.  Mr. Shafer served as Chief Executive Officer of Allied Domecq, QSR from 1998 through January 2003 and served as Chief Operating Officer from 1996 to 1998 of Allied Retailing.  Mr. Shafer served in various capacities of Dunkin’ Donuts, Inc from 1972 to 1996 including President from 1992 to 1996.  Mr. Shafer also serves on the Board of Directors for Papa Murphy’s take and bake pizza.

Mr. Wright has been a Manager of the Company since March 2004 and has been a Director of MFH and MFC since February 2002.  From February 2002 until December 2004, Mr. Wright was a Director of MFOC.  Since 2003, Mr. Wright has been an Advisory Director at Campbell Lutyens and Company, Ltd.  From 1995 to June 2002, Mr. Wright served as CEO of Dresdner Kleinwort Capital, LLC, the private equity business of Dresdner Bank Group and from 2002 to June 2003 as Managing Director of Dresdner Kleinwort Wasserstein LLC.  Mr. Wright is a Director and serves on the corporate governance and audit committees of the Board of Directors of Roper Industries, Inc.  Mr. Wright has also been a Director of Merifin Capital, a private investment group since 1989 and serves as director and advisory board member of several other privately-held companies in the United States and Europe, including Capricorn III.

Board Committees

Three functioning committees of the Board of Managers have been organized: an Executive Committee, a Compensation Committee and an Audit Committee. Following is a brief description of each of these committees.

Executive Committee.  The Executive Committee is composed of Messrs. Russo (Chairperson) and Fugelsang.  The purpose of this committee is to act on behalf of the entire Board of Managers between Board meetings.

Compensation Committee.  The Compensation Committee is composed of Messrs. Fugelsang (Chairperson), Mullin and Shafer.  The purpose of this committee is to ensure that the Company has a broad plan of executive compensation that is competitive and motivating to the degree that it will attract, retain and inspire performance of managerial and other key personnel of a quality and nature that will enhance the growth and profitability of the Company.

Audit Committee.  The Audit Committee is composed of Messrs. Collins (Chairperson), Wright, Rice and Biotti.  The purpose of the Audit Committee is to provide assistance to the Board of Managers in fulfilling their oversight responsibilities relating to the Company’s consolidated financial statements and financial reporting process and internal controls in consultation with the Company’s independent registered public accountants and internal auditors.  The committee also is responsible for ensuring that the independent registered public accountants submit a formal written statement to the Company regarding relationships and services which may affect the auditors’ objectivity and independence.

Audit Committee Financial Expert

The Board of Managers of the Company has determined that Mr. Collins is the Company’s audit committee financial expert, as defined by SEC rules and that he is “independent” as the term is used in Item 7(e)(3)(iv) of Schedule 14A of the proxy rules under the Securities Exchange Act of 1934.  Mr. Collins’ experience is described in his biographical information elsewhere in this Item 10.

Code of Ethics

The Company has adopted a Code of Ethical Conduct (the “Code”) that applies to all directors, officers and employees of the Company, MFOC and its subsidiaries.  The Code requires that all of our employees act ethically when conducting business.  The Code provides a summary of the conduct required from all employees of the Company and is a source for guidance, accountability for and enforcement of its provisions.  A complete copy of the Code has been posted on our website at www.mrsfields.com/privacy/ethics/. We will satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code with respect to our principal executive officer, principal financial officer, principal accounting officer and any persons performing similar functions by disclosing the nature of such amendments or waiver on our website.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

The following discussion and tables set forth information with regard to compensation for services rendered in all capacities to the Company and its subsidiaries during the Company’s fiscal year ended December 30, 2006, by the Chief Executive Officer (“CEO”), the Chief Accounting Officer (“CAO”), the three most highly compensated executive officers of the Company other than the CEO and CAO who were serving as executive officers at the end of the last completed fiscal year, and one additional individual who was not serving as an executive officer of the Company at the end of its last completed fiscal year  (collectively, the “Named Executive Officers”). The information discussed below reflects compensation earned by such individuals for services with MFC and its subsidiaries during the covered periods.

Company Compensation Objectives

The Company’s objective is to maintain a program of executive compensation that is competitive and motivating to the degree that it will attract, retain and inspire performance of executive officers who possess qualities, talents and abilities that will enhance the growth and profitability of the Company.  The Company believes that its compensation program must include both short-term and long-term compensation elements and that some opportunity for equity participation upon the occurrence of certain triggering events is appropriate and necessary to attract and retain key members of management who are aligned with the overall interests of the Company and its investors.  Our Board of Managers has organized a Compensation Committee to establish the Company’s program of executive compensation.  Because we are controlled by MFC, however, certain elements of our compensation program are established or administered by the Board of Directors of MFC or a committee thereof.

Elements Of Executive Compensation

The Company’s executive compensation program consists of two main elements of short-term compensation and several elements of long-term and deferred compensation, each of which are discussed below.

Short-Term Compensation

Base Salary.  The Company attempts to set base salaries for executives at approximately the 75th percentile compared to other companies in the Company’s peer group, but also considers other factors, such as survey data for other similarly situated companies, competitiveness in the market for persons with the necessary experience and abilities, and the candidate’s overall responsibilities, professional qualifications and experience and the role that he or she is expected to play in helping the Company achieve its goals and objectives.

Bonus Program.  Typically, the Company identifies whether an executive will participate in its bonus program at the time an offer of employment is extended.  Sometimes, however, participation is subsequently extended, or bonus levels are increased, to reward individual performance, recognize a promotion or retain key employees.  All of the Named Executive Officers are participants at various levels, from 50 percent to 100 percent of base salary, in the Company’s bonus program.  The Company is not required to maintain a bonus program, but if it chooses to do so, it has agreed to extend participation to certain employees, including the Named Executive Officers.

Historically, the bonus program has been funded at levels based on Company performance targets and any payments are shared pro rata calculated to account for performance levels and not allocated or adjusted based on any individual performance targets.  Individual performance or merit is considered when setting a participant’s level of participation in the program, expressed as a percentage of base salary.  The Company believes that targets based on Company performance, as opposed to individual performance, most appropriately rewards management for exceptional teamwork and best aligns individual executives with the Company’s goals.

For its fiscal year ended December 30, 2006, the Compensation Committee approved a bonus program similar to those it funded in the past; however, due to the fact that Company performance thresholds were not met, no program participants will receive bonuses or other payments under the fiscal 2006 bonus program.

The Company is currently finalizing the details of its fiscal 2007 bonus program, which will be subject to the approval of the Compensation Committee.  The Company currently anticipates that the program will be similar to the fiscal 2006 bonus program, but with different performance targets that will be consistent with the Company’s projected financial results.

Long-Term Compensation

Phantom Stock Plan.  Effective as of May 23, 2004, the Board of Directors of MFC approved adoption of the Phantom Stock Plan of Mrs. Fields’ Companies, Inc. (the “Phantom Plan”).  The purpose of the Phantom Plan is to provide long-term incentives to key employees of MFC or its subsidiaries (the “Participants”) as determined by the Compensation Committee of the Board of Directors (the “Committee”).  The Phantom Plan is unfunded and Participants do not receive any payment under the Phantom Plan until the completion of the first to occur of: (i) a sale of substantially all of the assets of MFC; (ii) a public offering of MFC’s Common Stock where MFC receives proceeds, net of any underwriter’s discounts and expenses, of not less than $50 million; or (iii) any stock sale, merger or other transaction where the owners of Common Stock immediately before the transaction do not own in excess of 50 percent of the common stock of the entity surviving such sale, merger or other transaction (a “Triggering Event”).

Under the Phantom Stock Plan, participants receive performance units in amounts recommended by our CEO and determined by the Committee.  Once issued, performance units may only be forfeited upon certain events, such as a participant’s voluntary termination or termination for cause.  Additionally, the Phantom Plan may be terminated by the Board of Directors at any time at its sole discretion.  Upon the completion of a Triggering Event, Participants receive payments reflecting the number and value of their performance units at the time of the completion of the Triggering Event.  Payments to Participants may be made in cash or through issuance of equity securities of MFC, as determined by the Committee, at which time compensation expense will be recognized.  The value of a performance unit at the completion of a Triggering Event is the value of one share of common stock of MFC as determined in good faith by the Board of Directors.  If the Board of Directors determines the need, it may seek the advice of an independent advisor.

The maximum number of performance units that may be granted under the Phantom Plan is one million units. Subdivisions, splits or combinations involving MFC’s Common Stock will proportionately affect the number of performance units that have been awarded under the Phantom Plan.  In May 2004, the Committee approved the grant of up to 392,418 performance units allocated among Participants as determined by the Committee.  In March 2006, the Committee approved the grant of up to 182,274 additional units to Participants identified by the Committee, resulting in total authorized grants of up to 574,692 performance units.  During fiscal 2006, the Committee granted 218,730 performance units to Participants.  Future grants, if any, shall also be determined by the Committee.  As of December 30, 2006, a total of 460,130 performance units were issued and outstanding.   Each of the Named Executive Officers currently employed by the Company are Participants and have received certain grants of units as more fully described elsewhere in this Item 11.

Prior to adoption of its Phantom Stock Plan in 2004, MFC, the Company’s parent, historically awarded stock options to certain of the Company’s employees to motivate and recognize performance.  As a result of certain changes in accounting rules, tax treatment and other considerations, MFC terminated its former employee stock option plan.  As of December 30, 2006, options to purchase 10,000 shares of MFC stock were issued and outstanding under this former plan and held by an employee of the Company.

401(k) Plan.  The Company also offers a voluntary 401(k) plan to all eligible employees, including the Named Executive Officers.  Under the terms of the 401(k) plan, the Company has the obligation to match 100 percent of the first three percent of salary and 50 percent of the next two percent of salary of each participant’s contribution.   The Company funded this match for plan participants in fiscal 2006 and currently plans to do so in fiscal 2007.

Severance Agreements.  In order to attract and retain highly qualified individuals, the Company may agree to make certain severance payments upon any termination of such individuals without cause.  The existence and amount of the severance depends on a number of factors, including whether an employee was required to relocate to accept the position and whether the individual is considered critical to achievement of the Company’s goals.  Each of the Named Executive Officers received severance agreements as part of their employment, as more fully described elsewhere in this Item 11.

Factors Considered; Evaluation Process

Under the leadership of the Compensation Committee, the Company annually reviews its compensation programs, making appropriate changes based on individual performance evaluations and responsibilities, operating results of the Company and current economic conditions, including the overall competitiveness of the labor pool from which the Company draws its executives.   The Company believes the Named Executive Officers’ overall compensation should be heavily influenced by Company performance, including achievement of long-term strategic objectives, profitable growth and increased stockholder value. The Compensation Committee reviews and approves the compensation of the Chief Executive Officer.  The base salaries of other Named Executive Officers are evaluated by the Chief Executive Officer, historically with the involvement of the Company’s Executive Committee and director of Human Resources, and recommendations reflecting the Company’s overall compensation strategies are considered and must be approved by the Compensation Committee.  Any changes to the bonus program recommended by management must also be approved by the Compensation Committee.

Employment Agreements

The Company does not typically enter into a detailed employment agreement with its officers and employees and prefers to maintain greater flexibility in employer/employee relationships.  The Company receives sufficient statutory protection against post termination disclosure or misuse of confidential and proprietary information and further generally supports free employment practices.  The Company’s approach to employment agreements evolves to respond to employment market conditions, its financial performance and other considerations.  The Company currently has employment agreements with two of the Named Executive Officers, Steve Russo and Michael Ward.  These agreements are described more fully elsewhere in this Item 11.

No other Named Executive Officer has an employment agreement with the Company, but each of the Named Executive Officers currently employed by the Company except Messrs. Russo and Ward have an arrangement with the Company granting them the right to participate in the Company’s bonus program and benefit plans and providing certain severance payments to them in the event of termination without cause.  More information about these arrangements is included elsewhere in this Item 11.

Summary Compensation Table

The following table sets forth information with regard to compensation for services rendered in all capacities to the Company and its subsidiaries by the Named Executive Officers.  The information set forth in the table reflects compensation earned by such individuals for services with MFC and its subsidiaries during the covered periods.  In accordance with the new rules of the Securities and Exchange Commission related to Executive Compensation disclosure, this table includes newly required information only for the Company’s fiscal year ended December 30, 2006.

SUMMARY COMPENSATION TABLE

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	(2) All Other Compensation	Total
Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)
Stephen Russo President and Chief Executive Officer	2006 2005 2004	445,000 440,625 430,000	— — 139,320	— — —	— — —	— — —	— — —	48,389 31,616 28,601	493,389 472,241 597,921
Mark C. McBride (3) Senior Vice President, Chief Accounting Officer and Treasurer	2006	215,000	—	—	—	—	—	251,361	466,361
Michael R. Ward Executive Vice President, Chief Legal Officer and Secretary	2006 2005 2004	310,000 276,499 270,667	— — 106,750	(1 — —)	— — —	— — —	— — —	21,460 18,184 120,546	331,460 294,683 497,963
John Lauck President, Mrs. Fields Division of the Company	2006 2005 2004	362,250 358,677 253,312	— — 175,000	(1 — —)	— — —	— — —	— — —	20,590 5,415 122,449	382,840 364,092 550,761
Greg Berglund President, Mrs. Fields Gifts, Inc.	2006 2005	350,000 139,854	94,000 134,000	(1 —)	— —	— —	— —	9,457 199,611	453,457 473,465
Former Officer Dara Dejbakhsh (4) Executive Vice President and Chief Operations Officer	2006 2005 2004	311,667 307,438 252,848	— — 158,000	(1 — —)	— — —	— — —	— — —	217,833 8,520 109,060	529,500 315,958 519,908

(1)          Each of Messrs. Ward, Lauck and Dejbakhsh received a Phantom Unit Grant Agreement for 60,758 performance units and Mr. Berglund received 36,456 performance units under the Phantom Plan during fiscal 2006.  These grants are considered “stock rights” because they may be settled, upon certain triggering events, by issuance of MFC’s common stock.  However, since the triggering events may never occur and are currently not probable under SFAS 123(R) and the plan is subject to termination by the Board at any time, no expense is recorded until the triggering event is probable under SFAS 123(R).

(2)          Includes the following elements of compensation over $10,000: (A) Mr. Russo: $20,000 car allowance and $17,115 cash received in lieu of accrued vacation (“vacation cashout”); (B) Mr. McBride: $242,079 for amount accrued in connection with post-termination severance; (C) Mr. Ward: $11,923 vacation cashout; (D) Mr. Lauck: $13,933 for vacation cashout; and (E) Mr. Dejbakhsh: $207,199 for amount paid or accrued in connection with post-termination severance.

(3)          It was determined in December 2006 that Mr. McBride’s employment would terminate effective January 10, 2007.

(4)          Mr. Dejbakhsh’s employment was terminated effective December 1, 2006.

Mr. Dejbakhsh’s post termination compensation was calculated in accordance with a termination and severance agreement entered into between him and the Company at the time of termination.  He received payments of $28,333 during fiscal 2006 under that agreement and the Company has accrued for the remaining payments due in 2007 of $178,866.

Mr. McBride’s post termination compensation was calculated based on an agreed-upon present value of amounts due under his 12-month severance arrangement with the Company and was paid in one lump sum in January 2007.

GRANTS OF PLAN-BASED AWARDS TABLE

The following table sets forth information concerning the grants of plan-based awards to Named Executive Officers during the Company’s last completed fiscal year.

								(1)
								All Other	All Other	(2)
								Stock Awards:	Option Awards:	Exercise or
		Estimated Future Payouts			Estimated Future Payouts			Number of	Number of	Base Price
		Under Non-Equity Incentive			Under Non-Equity Incentive			Shares of	Securities	of Option
		Plan Awards			Plan Awards			Stock or	Underlying	or Stock
Name and Principal	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards
Position	Date	($)	($)	($)	($)	($)	($)	(#)	(#)	($ / Sh)
Stephen Russo President and Chief Executive Officer	—	—	—	—	—	—	—	—	—	—
Mark C. McBride Senior Vice President, Chief Accounting Officer and Treasurer	—	—	—	—	—	—	—	—	—	—
Michael R. Ward Executive Vice President, Chief Legal Officer and Secretary	—	—	—	—	—	—	—	60,758	—	(2)
John Lauck President, Mrs. Fields Division of the Company	—	—	—	—	—	—	—	60,758	—	(2)
Greg Berglund President, Mrs. Fields Gifts, Inc.	—	—	—	—	—	—	—	36,456	—	(2)
Former Officer Dara Dejbakhsh (3) Executive Vice President and Chief Operations Officer	—	—	—	—	—	—	—	60,758	—	(2)

(1)          Each of Messrs. Ward, Lauck and Dejbakhsh received a Phantom Unit Grant Agreement for 60,758 performance units and Mr. Berglund received 36,456 performance units under the Phantom Plan during fiscal 2006.  These grants are considered “stock rights” because they may be settled, upon certain triggering events, by issuance of MFC’s common stock.

(2)          Payments for performance units are calculated based on the value of MFC stock at the time of any triggering event that may occur under the plan.  However, since the triggering events may never occur and are currently not probable under SFAS 123(R) and the plan is subject to termination by the Board at any time, no expense is recorded until the triggering event is probable under SFAS 123(R).

(3)          Mr. Dejbakhsh’s employment was terminated effective December 1, 2006.  Mr. Dejbakhsh’s performance units were forfeited effective as of the date he left the Company.

The Phantom Plan and performance units issued there under, including the grants disclosed in this table, are more fully described under “Long-term Compensation” elsewhere in this Item 11.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth information concerning equity incentive plan awards for each Named Executive Officer of the Company that was outstanding at the end of the Company’s last completed fiscal year.

Equity
								Equity	Incentive
			Equity					Incentive	Plan Awards:
			Incentive					Plan Awards:	Market or
			Plan Awards:				Market	Number of	Payout Value
	Number of	Number of	Number of			Number of	Value of	Unearned	of Unearned
	Securities	Securities	Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Underlying	Underlying	Underlying			Units of	Units of	or Other	or Other
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
Name and Principal	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Position	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Stephen Russo (1) President and Chief Executive Officer	—	—	—	—	—	—	—	137,346	(1)

Mark C. McBride Senior Vice President, Chief Accounting Officer and Treasurer	—	—	—	—	—	—	—	7,848	(1)

Michael R. Ward Executive Vice President, Chief Legal Officer and Secretary	—	—	—	—	—	—	—	100,000	(1)

John Lauck (2) President, Mrs. Fields Division of the Company	—	—	—	—	—	—	—	100,000	(1)

Greg Berglund (3) President, Mrs. Fields Gifts, Inc.	—	—	—	—	—	—	—	60,000	(1)

Former Officer

Dara Dejbakhsh Executive Vice President and Chief Operations Officer	—	—	—	—	—	—	—	—	—

(1) The Phantom Plan and performance units issued there under, including the outstanding performance units disclosed in the table above, are more fully described under “Long-term Compensation” elsewhere in this Item 11.  Since a triggering event that results in any payment to participants in the Phantom Plan may never occur, the units are included here as unvested even though the units themselves can only be forfeited in the event of termination for cause or the participants voluntary termination.  Additionally, since the triggering events may never occur and are currently not probable under SFAS 123(R) and the plan is subject to termination by the Board at any time, the Phantom Plan performance units cannot be valued until the triggering event occurs.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following table describes potential payments to the Named Executive Officers at, following or in connection with any termination, including without limitation resignation, severance, retirement or a change in control of the Company or material changes in the Named Executive Officer’s responsibilities or status at the Company.

		Before Change in	After Change in
		Control	Control

		Termination	Termination
Name and Principal		w/o Cause or	w/o Cause or	Voluntary			Change in
Position	Benefit	for Good Reason	for Good Reason	Termination	Death	Disability	Control
Stephen Russo President and Chief Executive Officer	24 months salary and discretionary bonus	Yes	Yes	No	No	No	Yes

Mark C. McBride (1) Senior Vice President, Chief Accounting Officer and Treasurer	12 months salary	—	—	—	—	—	—

Michael R. Ward Executive Vice President, Chief Legal Officer and Secretary	18 months salary and discretionary bonus	Yes	Yes	No	No	No	Yes

John Lauck President, Mrs. Fields Division of the Company	18 months salary	Yes	Yes	No	No	No	Yes

Greg Berglund President, Mrs. Fields Gifts, Inc.	18 months salary and projected bonus	Yes	Yes	No	No	No	Yes

Former Officer

Dara Dejbakhsh (2) Executive Vice President and Chief Operations	207,199	—	—	—	—	—	—

(1)          Mr. McBride’s post termination compensation was calculated based on an agreed-upon present value of amounts due under his 12-month severance arrangement with the Company and was paid in one lump sum in January 2007.

(2)          Paid or accrued upon Mr. Dejbakhsh’s termination effective December 1, 2006.

MFC’s Board of Directors named Stephen Russo as the President and CEO of MFC and its subsidiaries effective May 15, 2003.  Mr. Russo currently receives a base salary of $445,000 under his amended and restated employment agreement dated effective as of March 16, 2004.  His employment agreement provides for a period of employment of three years from the date of the agreement, subject to termination provisions and to automatic extension of the agreement.  The employment agreement permits Mr. Russo to participate in any incentive compensation plan adopted by the Company, in its benefit plans and in an equity-based plan or arrangement.  If the Company terminates employment for cause or if Mr. Russo terminates employment without good reason, the Company has no further obligation to pay him.  If the Company terminates his employment without cause or he terminates employment with good reason, Mr. Russo can receive severance pay of 24 months of his then-current salary, plus a portion of any discretionary bonus that would otherwise have been payable.  The severance would be paid in 12 equal monthly installments.  The employment agreement prohibits Mr. Russo, for a year from the date of termination of employment under the agreement, from becoming an employee, owner, officer, agent or director of a firm or person that directly competes with the Company in a line or lines of business of the Company that accounts for 10.0 percent or more of the Company’s gross sales, revenues or earnings before taxes.  An exception is made for investments of not more than 3.0 percent of the equity of a company listed or traded on a national securities exchange or an over-the-counter market.  The employment agreement has customary provisions for vacation, fringe benefits, payment of expenses and automobile allowances.

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

The Named Executive Officers other than Messrs. Russo and Ward do not have employment agreements with the Company, but the Company has agreed to grant them certain severance payments, as described in the table, if their employment is terminated without cause.

Compensation of Managers

The Board of Managers of the Company meets regularly on a quarterly basis and more often as required.  Board members, other than officers of the Company, are compensated for services rendered annually in the form of a payment of $15,000 in cash and the grant of options to purchase common stock of MFC under MFC’s Director Stock Option Plan, as more fully described immediately below.  Members of the Audit Committee and Compensation Committee of the Board of Managers of the Company also receive the following compensation for their service on such committees: (a) the chairperson of each committee receives an annual cash retainer fee of $5,000; and (b) each member who does not serve as chair receives a cash fee of $750 for each committee meeting that they attend.

Director Stock Option Plan

Members of the Company’s Board of Managers, other than officers of the Company, are qualified to participate in MFC’s Director Stock Option Plan.  Under MFC’s Director Stock Option Plan, a committee of the Board of MFC is authorized to administer the Plan and has the power, among other things, to grant awards of options for common stock of MFC to outside directors of MFC and its subsidiaries, including the Company.  MFC’s Director Stock Option Plan provides for the issuance of time vested options, which vest 25.0 percent per year on the anniversaries of the dates on which they are granted and vest in full upon a change of control of MFC or the Company.  A total of 100,000 shares of common stock of MFC are reserved for issuance under MFC’s Director Stock Option Plan and as of March 1, 2007 there were outstanding options providing for the issuance of up to 60,672 of those shares.  During fiscal 2006, the non-executive Managers received 11,930 stock option grants.  Common stock of MFC issued under the Director Stock Option Plan is subject to customary restrictions on transfer.

Changes to MFC’s Director Stock Option Plan currently are under consideration by the Compensation Committee and the Board of Directors of MFC. As of the date of this report, such changes have not been determined.

DIRECTOR/MANAGER COMPENSATION

The following table describes the compensation received by each of the non-executive Managers of the Company for service provided for the Company’s last completed fiscal year.

					Change in
					Pension
					Value and
	Fees				Nonqualified
	Earned		(4) (5)	Non-Equity	Deferred	All Other
	or Paid	Stock	Option	Incentive Plan	Compensation	Compen-
Name and Principal	in Cash	Awards	Awards	Compensation	Earnings	sation	Total
Position	($)	($)	($)	($)	($)	($)	($)

Capricorn II (1)	18,330	—	13,151	—	—	—	31,481
Capricorn III (1)	11,670	—	8,371	—	—	—	20,041
Jon M. Biotti (2)	—	—	—	—	—	—	—
Alexander Coleman	15,000	—	10,761	—	—	—	25,761
John D. Collins	18,000	—	10,761	—	—	—	28,761
George N. Fugelsang	20,000	—	10,761	—	—	—	30,761
Peter W. Mullin	15,000	—	10,761	—	—	—	25,761
Don Rice (2)	—	—	—	—	—	—	—
John D. Shafer	15,750	—	10,761	—	—	—	26,511
Christopher Wright	18,000	—	10,761	—	—	—	28,761

Former Managers (3):
Richard M. Ferry	16,250	—	10,761	—	—	—	27,011
Walker Lewis	12,000	—	10,761	—	—	—	22,761

(1)          The board fees payable and options granted to Herbert S. Winokur, Jr. as Chairman of the Board of MFC are paid and issued to Capricorn II and Capricorn III.

(2)          Messrs. Biotti and Rice joined the Board in December 2006 and did not receive compensation during the year ended December 30, 2006.

(3)          Messrs. Ferry and Lewis resigned from the Board effective December 1, 2006.

(4)          On May 15, 2006, each of the non-executive Managers of the Company received a grant of options to purchase 1,193 shares of common stock of MFC under MFC’s Director Stock Option Plan.  Capricorn II and Capricorn III received grants totaling options to purchase 2,386 shares of common stock of MFC that were issuable to Herbert S. Winokur, Jr.  Total options granted under the plan to each active director or director designee as of December 30, 2006 are: 8,182 for Mr. Mullin; 4,517 for Mr. Wright; 2,841 for each of Messrs. Coleman and Fugelsang; 2,234 for Mr. Collins; 2,061 for Mr. Shafer; 12,889 for Capricorn II; and 3,475 for Capricorn III.

(5)          The fair value of the options granted was $9.02 per share based on a Black Scholes pricing model. The number of options granted was determined based upon an option exercise price of $12.58 per share, which is management’s internal valuation of MFC’s common stock at the time of grant.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

As of December 30, 2006, the Compensation Committee of the Board of Managers of the Company and the Board of Directors of MFH and MFC, was comprised of George Fugelsang, Chairperson, Peter Mullin and John D. Shafer.  No disclosures concerning any member of the Compensation Committee is required to be included in this report.

Compensation Committee Report

The undersigned members of the Compensation Committee of the Board of Managers of the Company has reviewed and discussed the Compensation Discussion and Analysis appearing in this Form 10-K with management, and based upon such review and discussion, the Compensation Committee recommended to the Board of Managers of the Company that the Compensation Discussion and Analysis be included in this annual report.

/s/ George N. Fugelsang

/s/ Peter W. Mullin

/s/ John D. Shafer

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of the date of this report, all of our common interests are owned by MFOC, which is wholly owned, through MFH, by MFC.  There is no established public trading market for our common interests.  The address of MFOC, MFH, MFC and the executive officers and managers of the Company is 2855 East Cottonwood Parkway, Suite 400, Salt Lake City, UT 84121-1050.  The following table sets forth certain information, based on actual ownership as of March 1, 2007, believed by us to be accurate based on information provided to us concerning the beneficial ownership of capital stock of MFC by each stockholder who is known by us to own beneficially in excess of five percent of the outstanding voting stock and by each manager, the Named Executive Officers and all executive officers and managers as a group.  The stockholders listed below are deemed beneficial owners of the common interests of the Company as a result of their ownership of capital stock of MFC.  Except as otherwise indicated, all persons listed below have (1) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law and (2) record and beneficial ownership with respect to their shares.  The shares and percentages described below include shares of common stock which were outstanding or issuable within 60 days upon the exercise of options outstanding as of March 1, 2007 and give effect to the exercise of warrants issued by MFC. See “Executive Compensation” and “Compensation of Managers.”

As of March 1, 2007, there were 39 record holders of MFC’s common stock.

	Common Stock **		16.5 %Preferred Stock ***		24 %Preferred Stock ***
							Aggregate
	Number	Percentage	Number	Percentage	Number	Percentage	Voting
Name of Beneficial Owner	of Shares	of Class	of Shares	of Class	of Shares	of Class	Power
Capricorn Investors II, L.P.(1)(8)	3,239,854	50.67%	—	—	—	—	49.90%
Capricon Investors III, L.P.(1)(8)	2,088,347	32.66%	—	—	5,000	100%	32.55%
Annex Holdings I LP-Delaware(2)	355,242	5.56%	4,995	33.93%	—	—	5.86%
Charlesbank Equity Fund II LP(3)	164,774	2.58%	5,000	33.96%	—	—	2.92%
Affilates of Stewart Resnick(4)	164,912	2.58%	1,000	6.79%	—	—	2.62%
Jon M. Biotti (5)	—	—	—	—	—	—	—
Alexander Coleman(5)(6)	564	*	—	—	—	—	*
John D. Collins(5)(6)	260	—	25	*	—	—	*
George N. Fugelsang(5)(6)	564	*	—	—	—	—	*
Peter W. Mullin(5)(6)(7)	20,513	*	163	1.00%	—	—	*
Don Rice(5)	—	—	—	—	—	—	—
John D. Shafer(5)(6)	217	—	—	—	—	—	*
Christopher Wright(5)(6)	1,850	*	—	—	—	—	*
Herbert Winokur, Jr.(5)(7)(8)	6,729	*	949	6.45%	—	—	*
Stephen Russo(5)	152	*	45	*	—	—	*
Mark McBride	—	—	—	—	—	—	—
Michael Ward	451	*	60	*	—	—	*
John Lauck	152	*	20	*	—	—	*
Greg Berglund	—	—	—	—	—	—	—
Dara Dejbakhsh (9)	152	*	20	*	—	—	*
All executive officers and directors as a group(6)	33,123	*	1,283	8.71%	—	—	*

*                                         Less than 1%.

**                                  Common stock, par value $0.001 per share, of MFC.

***                           16.5% cumulative preferred stock, par value $0.001 per share, of MFC.

****                    24% cumulative junior preferred stock, par value $0.001 per share, of MFC.

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

(5)                                  Mr. Russo, Mr. Biotti, Mr. Coleman, Mr. Collins, Mr. Fugelsang, Mr. Mullin, Mr. Rice, Mr. Shafer and Mr. Wright are directors of MFC and Managers of the Company.  Mr. Winokur is managing member of Capricorn Holdings, LLC, the General Partner of Capricorn II, and Capricorn Holdings III, LLC, the General Partner of Capricorn III, and is a director of MFC. See “Management.”

(6)                                  The common share amounts and percentages include common shares subject to options granted to Managers of the Company that are currently exercisable or will be exercisable on or before May 1, 2007, as follows:  Mr. Coleman, 564 shares; Mr. Collins, 260 shares; Mr. Fugelsang, 564 shares; Mr. Mullin,5,515 shares; Mr. Shafer, 217 shares; Mr. Wright, 1,850 shares; and all executive officers and directors as a group,  8,969 shares.

(7)                                  Includes common and preferred shares held by Mr. Mullin and Mr. Winokur in individual retirement accounts, family trusts or family charitable foundations.

(8)                                  Options granted to Mr. Winokur under MFC’s Director Stock Option Plan are issued to Capricorn II and Capricorn III.  Capricorn II has 9,630 options and Capricorn III has 1,401 options for shares currently exercisable or exercisable on or before May 1, 2007.

(9)                                  Mr. Dejbakhsh is included as a Named Executive Officer by virtue of his former employment.  The Company accepted Mr. Dejbakhsh’s resignation effective December 1, 2006.

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

Control by Capricorn

Capricorn II and Capricorn III, MFC’s majority stockholders, together hold an aggregate of approximately 83 percent of MFC’s common stock. In addition to Capricorn’s rights under the stockholders’ agreement described above, Capricorn also has corporate law rights stemming from its majority ownership of MFC.  As a result of its direct control of MFC and indirect control of MFH and MFOC, Capricorn II and Capricorn III together control the power to elect our managers, to appoint members of management and to approve all actions requiring the approval of the holders of our common interests, including adopting amendments to our certificate of formation and limited liability company operating agreement as well as approving mergers, acquisitions or sales of all or substantially all of our assets. In addition, Capricorn currently has one managing director, Herbert S. Winokur, Jr., serving as a director of MFC. Christopher Wright, one of our managers, also serves on an advisory board of Capricorn III.

Management Agreement

On March 16, 2004, we entered into a management agreement with MFOC, pursuant to which we provide business and organizational strategy, financial and investment management and other executive-level management services to MFOC and its subsidiaries (other than us) upon the terms and subject to the conditions set forth in the management agreement.  As compensation for these services, MFOC reimburses us on a monthly basis the allocated costs of the fixed general and administrative functions plus the variable general and administrative functions dedicated to the provision of these services as determined in good faith by us and MFOC.  These reimbursement amounts are intended to reflect the actual costs of providing these services and are not intended to generate revenues for us.  We expect that the reimbursement amounts will decrease over time as MFOC reduces its store operations.

The management agreement also provides that any amounts received by a party to the management agreement that, pursuant to its terms, is the property of the other party, promptly shall be remitted to such other party.  It is intended that this management agreement will continue in effect until the expiration of all store leases for which MFOC is the lessee.  For the year ended December 30, 2006, MFOC reimbursed us $512,000 for management services provided under the management agreement.

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

These franchise agreements are terminable by us in the event of non-payment of the franchise fees for a period of 10 days, followed by a 10-day opportunity to cure, or other material violation of the franchise agreements.  The aggregate amount of franchise royalties paid to us by MFOC during fiscal 2006 was $120,000.  As of the date of this report, MFOC operates an immaterial number of stores under these franchise agreements.

MFOC Sublease

On March 16, 2004, we entered into an assignment agreement whereby the lease for the corporate headquarters was assigned from MFOC to us.  MFOC then entered into a sublease with us and will pay us, over the term of the sublease, agreed rental payments that have been established based on estimated usage of the headquarters by their personnel.  For the year ended December 30, 2006, MFOC paid rent of $93,000 to us.  During fiscal 2007, no rental payments will be received from MFOC under this agreement.

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

Insurance Allocation Agreement

On March 16, 2004, we entered into an insurance allocation agreement under which we agreed to make certain payments to MFC in respect of our share of certain insurance costs, allocated based on our estimation of the appropriate risk of loss of each of MFC’s subsidiaries.  The insurance allocation agreement also provides for the allocation of workers’ compensation costs based on the respective employee payroll and employment category risk factor of each of MFC’s subsidiaries that generate payroll.  For the year ended December 30, 2006, we paid MFC $1.1 million for our share of insurance costs. Cash payments made by us to MFC under the insurance allocation agreement are permitted under the Indenture and do not decrease the dividends or payments that may be made to our parent entities under the Indenture’s available baskets.

Benefits Agreement

On March 16, 2004, we entered into a benefits agreement with MFOC under which we agreed to make certain payments to MFOC in respect of our share of employee benefits costs based on the number of our employees.  Costs associated with our employees providing services to MFOC under the management agreement will be allocated consistent with shared expenses under the management agreement.  For the year ended December 30, 2006, we paid MFOC $3.3 million for our share of employee benefit costs. Cash payments made by us to MFOC under the benefits agreement are permitted under the Indenture and do not decrease the dividends or payments that may be made to our parent entities under the Indenture’s available baskets.

Tax Allocation Agreement

On March 16, 2004 we entered into a tax allocation agreement with MFC pursuant to which we agreed to make payments to MFC, after taking into account payments we make directly to tax authorities, based on our hypothetical stand-alone consolidated federal income tax liability, determined as if we and our subsidiaries constituted our own consolidated group for federal income tax purposes.  We are not permitted to make payments under the tax allocation agreement in respect of our hypothetical consolidated federal taxable income, to the extent that such payments exceed the consolidated federal income taxes (including estimated taxes) payable in respect of MFC’s consolidated federal income tax group, until and only while our ratio of Net Indebtedness to Consolidated EBITDA (each as defined in the indenture governing the Senior Secured Notes) is less than 3.75:1.0 and we are otherwise in compliance with the terms of the indenture governing the Senior Secured Notes.  Instead, we will accrue these amounts otherwise payable to MFC as a liability to MFC until we meet these conditions.  As of December 30, 2006, our ratio of Net Indebtedness to Consolidated EBITDA was 11.07:1.0.  During fiscal 2006, we recorded a $2.4 million noncash distribution to MFC under this tax allocation agreement.

Managers’ and Officers’ Indemnification

The Company’s limited liability agreement includes customary provisions providing for indemnification of our managers and officers in the performance of their duties to the fullest extent permitted by law.

Item 14.  Principal Accounting Fees and Services

KPMG LLP served as our independent registered public accounting firm for the fiscal years ended December 30, 2006 and December 31, 2005.  During the fiscal years ended December 30, 2006 and December 31, 2005, fees for services provided by KPMG LLP were as follows (in thousands):

	December 30,	December 31,
	2006	2005
Audit fees	$360	$210
Audit-related fees	25	—
Tax fees	136	63
All other fees	178	—
Total	$699	$273

The aggregate fees included in the audit fees category are fees for the respective fiscal years for the audit of our annual consolidated financial statements and review of consolidated financial statements and statutory and regulatory filings or engagements.  The aggregate fees for each of the other categories are fees billed in the respective fiscal years.

Audit Fees

Audit fees consist of fees billed for professional services rendered in connection with the audit of our consolidated financial statements included in our Annual Report on Form 10-K and for the review of our consolidated financial statements included in our Quarterly Reports on Form 10-Q.

Audit Related Fees

Audit related fees consist of fees billed for professional services rendered in connection with our correspondence in January 2006 with the SEC in response to their comments to us as a result of their review of our Form 10-K for fiscal 2004 filed on March 22, 2005.

Tax Fees

Tax fees consist of fees billed for professional services rendered in connection with the review of tax returns,  tax compliance and tax planning.

All Other Fees

All other fees consist of fees billed for audit services rendered in connection with a proposal to refinance a portion of our existing debt.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee pre-approves the services provided to us by KPMG LLP in connection with the audit of our annual consolidated financial statements, the review of our quarterly condensed consolidated financial statements and tax review and planning services. If management proposes to engage KPMG LLP for other audit or permitted non-audit services, the Audit Committee pre-approves these services on a case-by-case basis. The Audit Committee approved all the services provided to us by KPMG LLP described above.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Document List

1.  Financial Statements

The following consolidated financial statements of Mrs. Fields Famous Brands, LLC are included in Part II, Item 8:

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005	F-3
Consolidated Statements of Operations and Comprehensive Income (Loss) for the
years ended December 30, 2006, December 31, 2005 and January 1, 2005	F-4
Consolidated Statements of Member’s Deficit for the years ended
December 30, 2006, December 31, 2005 and January 1, 2005	F-5
Consolidated Statements of Cash Flows for the years ended December 30, 2006,
December 31, 2005 and January 1, 2005	F-6
Notes to the Consolidated Financial Statements	F-8

2.  Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts	S-1

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

4.1*

Purchase Agreement, dated March 9, 2004, by and among Mrs. Fields Famous Brands, LLC, Mrs. Fields Financing Company, Inc., Jefferies & Company, Inc. as the Initial Purchaser and the subsidiary guarantors named therein

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

4.12*	Account Control Agreement, dated as of March 16, 2004, by and among LaSalle Bank, National Association, Mrs. Fields Famous Brands, LLC and The Bank of New York, as Trustee

4.13*	Restricted Account Agreement, dated as of March 16, 2004, by and among Wells Fargo Bank, N.A., Mrs. Fields Famous Brands, LLC and The Bank of New York, as Trustee

4.14*	Restricted Account Agreement, dated as of March 16, 2004, by and among Wells Fargo Bank, N.A., TCBY Systems, LLC and The Bank of New York, as Trustee

4.15*	Deed to Secure Debt, Security Agreement and Assignment of Leases and Rents, dated as of March , 2004, by and between Great American Manufacturing, LLC and The Bank of New York, as Trustee

4.16

First Supplemental Indenture, dated as of February 9, 2005, by and among Mrs. Fields Famous Brands, LLC, Mrs. Fields Financing Company, Inc., the Guarantors (as defined in the Indenture) and The Bank of New York, as Trustee, included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2005 and incorporated herein by reference

10.1*	Contribution Agreement between TCBY Enterprises, Inc. and TCBY Systems, LLC dated as of March 16, 2004

10.2*

Contribution Agreement, dated as of March 16, 2004, by and among Mrs. Fields’ Original Cookies, Inc., the subsidiaries of Mrs. Fields’ Original Cookies, Inc. named therein, Mrs. Fields Famous Brands, LLC and the subsidiaries of Mrs. Fields Famous Brands, LLC named therein

10.3**	United States Trademark Assignment, dated March 16, 2004, between Mrs. Fields’ Original Cookies, Inc. and The Mrs. Fields’ Brand, Inc.

10.4**	International Trademark Assignment, dated March 16, 2004, between Mrs. Fields’ Original Cookies, Inc. and The Mrs. Fields’ Brand, Inc.

10.5*	United States Trademark Assignment, dated March 16, 2004, between Great American Cookies Company, LLC and Great American Cookies Company Franchising, LLC

10.6*	International Trademark Assignment, dated March 16, 2004, between Great American Cookies Company, LLC and Great American Cookies Company Franchising, LLC

10.7*	United States Trademark Assignment, dated March 16, 2004, between Pretzel Time, LLC, and Pretzel Time Franchising, LLC

10.8*	International Trademark Assignment, dated March 16, 2004, between Pretzel Time, LLC and Pretzel Time Franchising, LLC

10.9*	United States Trademark Assignment, dated March 16, 2004, between Pretzelmaker, LLC and Pretzelmaker Franchising, LLC

10.10*	International Trademark Assignment, dated March 16, 2004, between Pretzelmaker, LLC and Pretzelmaker Franchising, LLC

10.11**	United States Trademark Assignment, dated March 16, 2004, between TCBY Enterprises, Inc. and TCBY Systems, LLC

10.12**	International Trademark Assignment, dated March 16, 2004, between TCBY Enterprises, Inc. and TCBY Systems, LLC

10.13*	Severance Assumption Agreement, dated as of March 16, 2004, by and among Mrs. Fields’ Original Cookies, Inc., Mrs. Fields Famous Brands, LLC, Larry A. Hodges and Mrs. Fields’ Companies, Inc.

10.14*	Management Agreement, dated as of March 16, 2004, by and between Mrs. Fields Famous Brands, LLC and Mrs. Fields’ Original Cookies, Inc.

10.15*	Tax Allocation Agreement, dated as of March 16, 2004, by and among Mrs. Fields’ Companies, Inc., Mrs. Fields Famous Brands, LLC and the subsidiaries of Mrs. Fields Famous Brands, LLC named therein

10.16*	Insurance Allocation Agreement, dated as of March 16, 2004, by and among Mrs. Fields’ Companies, Inc. and all of its subsidiaries

10.17*

Benefits Allocation Agreement, dated as of March 16, 2004, by and among Mrs. Fields’ Original Cookies, Inc., Mrs. Fields Famous Brands, LLC and the subsidiaries of Mrs. Fields Famous Brands, LLC named therein

10.18*	Collection Agency Agreement, dated as of March 16, 2004, by and between Mrs. Fields’ Original Cookies, Inc. and Mrs. Fields Famous Brands, LLC

10.19*

Expense Reimbursement Agreement, dated as of March 16, 2004, among Mrs. Fields Famous Brands, LLC, Mrs. Fields’ Companies, Inc., Mrs. Fields’ Holding Company, Inc., Mrs. Fields’ Original Cookies, Inc., Capricorn Investors II, L.P. and Capricorn Investors III, L.P.

10.20*

Lease Agreement, dated January 19, 1998, as amended by Lease Addendum No. 1 dated June 4, 1998 and Lease Addendum No. 2, dated October 19, 2000, between 2855 E. Cottonwood Parkway L.C. and Mrs. Fields’ Original Cookies, Inc.

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

10.44*

Marriott-TCBY Joint Venture Agreement, dated May 25, 1989, among TCBY Enterprises, Inc., TCBY Systems, Inc. and Host International, Inc., Host Marriott Services USA, Inc. and Host Marriott Tollroads, Inc.

10.45*

First Amendment to Marriott-TCBY Joint Venture Agreement, dated as of January 1, 1990, among TCBY Enterprises, Inc., TCBY Systems, Inc. and Host International, Inc., Host Marriott Services USA, Inc. and Host Marriott Tollroads, Inc.

10.46*

Second Amendment to Marriott-TCBY Joint Venture Agreement, dated as of March 1, 1991, among TCBY Enterprises, Inc., TCBY Systems, Inc. and Host International, Inc., Host Marriott Services USA, Inc. and Host Marriott Tollroads, Inc.

10.47*

Third Amendment to Marriott-TCBY Joint Venture Agreement, dated as of October 1, 1991, among TCBY Enterprises, Inc., TCBY Systems, Inc. and Host International, Inc., Host Marriott Services USA, Inc. and Host Marriott Tollroads, Inc.

10.48*

Fourth Amendment to Host Marriott-TCBY Joint Venture Agreement, dated as of November 30, 1998, among TCBY Enterprises, Inc., TCBY Systems, Inc. and Host International, Inc., Host Marriott Services USA, Inc. and Host Marriott Tollroads, Inc.

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

10.61

Mrs. Fields’ Companies, Inc. Phantom Stock Plan, effective as of May 25, 2004, and form of performance unit Grant Agreement, included as Exhibit 10.61 to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 2004 and incorporated herein by reference

10.62****

Termination Agreement and Release, dated as of December 24, 2004, between Mrs. Fields Franchising, LLC and Shadewell Grove IP, LLC, pertaining to termination of a Trademark License Agreement between their predecessors-in-interest dated January 2, 2002

10.63****

Amendment to Trademark License Agreements, dated as of December 24, 2004, between Mrs. Fields Franchising, LLC and Shadewell Grove IP, LLC, amending certain Trademark License Agreements between their predecessors-in-interest

10.64****	Marketing Allowance Agreement, dated as of December 24, 2004, between Mrs. Fields Franchising, LLC and Shadewell Grove IP, LLC

10.65****	Trademark License Agreement, dated December 24, 2004, between Mrs. Fields Franchising, LLC and Shadewell Grove IP, LLC

10.66

Option Agreement and Amendment to License Agreement, dated December 12, 2005 between Maxfield Candy Company and Mrs. Fields Franchising, LLC filed as exhibit 10.66 to the Company’s annual report on Form 10-K filed with the SEC on March 20, 2006 and incorporated herein by reference.

10.67

Industrial Net Lease Agreement, effective as of March 1, 2006 by and between Natomas Meadows Two, LLC and Mrs. Fields Famous Brands, LLC filed as exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2006

10.68

Extension to Distribution Agreement, dated effective as of November 15, 2005, between Blue Line Distributing, a division of Little Caesar Enterprises, Inc. and TCBY Systems, LLC filed as exhibit 10.68 to the Company’s annual report on Form 10-K filed with the SEC on March 20, 2006 and incorporated herein by reference.

10.69

Distribution Services Agreement, dated April 25, 2006, between TCBY and Southwest Traders, Inc. filed as exhibit 10.69 to the Company’s current report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2006

10.70

Distribution Services Agreement, dated May 8, 2006, between TCBY and Yancey’s Food Service Company, Inc. filed as exhibit 10.70 to the Company’s current report on Form 10-Q with the Securities and Exchange Commission on August 11, 2006

10.71

Distribution Services Agreement, dated March 1, 2006, between TCBY Systems, LLC and Kaleel Brothers Inc. filed as exhibit 10.71 to the Company’s current report on form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

10.72

Distribution Services Agreement, dated July 17, 2006, between TCBY Systems, LLC and Cheney Brothers, Inc. filed as exhibit 10.72 to the Company’s current report on form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

10.73

Distribution Services Agreement, dated August 1, 2006, between TCBY Systems, LLC and Pate Dawson Company filed as exhibit 10.73 to the Company’s current report on form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

10.74

Distribution Services Agreement, dated September 7, 2006, between TCBY Systems, LLC and The Merchants Company filed as exhibit 10.74 to the Company’s current report on form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

10.75†	Distribution Service Agreement dated effective as of November 22, 2006 between TCBY Systems, LLC and Banta Foods, Inc.

10.76†	Product Supply Agreement dated effective as of December 5, 2006 between TCBY Systems, LLC and Scott Brothers Dairy, Inc.

10.77†	Product Supply Agreement dated effective as of December 5, 2006 between TCBY Systems, LLC and Yarnell Ice Cream Company, Inc.

10.78†	Product Supply Agreement dated as of December 22, 2006 between Mrs. Fields Franchising, LLC and Countryside Baking, Inc.

10.79†	Distribution Service Agreement dated as of January 15, 2007 between TCBY Systems, LLC and Lincoln Poultry & Egg Company.

10.80†	First Amendment dated January 31, 2007 to Distribution Agreement dated April 12, 2006 between TCBY Systems, LLC and Southwest Traders, Inc.

12.1††	Computation of ratio of earnings to fixed charges of Mrs. Fields Famous Brands, LLC

21.1††	Subsidiaries of Mrs. Fields Famous Brands, LLC

31.1††	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2††	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32††	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Included as an exhibit with corresponding exhibit number to the Company’s Registration Statement on Form S-4 (No. 333-115046) filed with the Securities and Exchange Commission on April 30, 2004 and incorporated herein by reference.

**                                  Included as an exhibit, with corresponding exhibit number to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (No. 333-115046) filed with the Securities and Exchange Commission on July 2, 2004 and incorporated herein by reference.

***                           Included as an exhibit, with corresponding exhibit number to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (No. 333-115046) filed with the Securities and Exchange Commission on July 12, 2004 and incorporated herein by reference.

****                    Included as an exhibit with corresponding exhibit number to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2005 and incorporated herein by reference.

†                                         Filed herewith.   Confidential treatment has been requested as to certain portions.  The term “[CONFIDENTIAL]” as used throughout the indicated exhibit means that material has been omitted and filed separately with the Commission.

††                                  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MRS. FIELDS FAMOUS BRANDS, LLC

/s/ Stephen Russo	March 20, 2007
Stephen Russo, President and	Date
Chief Executive Officer

/s/ Gregory K. Barber	March 20, 2007
Gregory K. Barber	Date
Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Russo	President, Chief Executive Officer	March 20, 2007
Stephen Russo	and Manager

/s/ Gregory K. Barber	Chief Financial Officer and Treasurer	March 20, 2007
Gregory K. Barber

/s/ Jon M. Biotti	Manager	March 20, 2007
Jon M. Biotti

/s/ Alexander Coleman	Manager	March 20, 2007
Alexander Coleman

/s/ John D. Collins	Manager	March 20, 2007
John D. Collins

/s/ George N. Fugelsang	Manager	March 20, 2007
George N. Fugelsang

/s/ Peter W. Mullin	Manager	March 20, 2007
Peter W. Mullin

/s/ Don Rice	Manager	March 20, 2007
Don Rice

/s/ John D. Shafer	Manager	March 20, 2007
John D. Shafer

/s/ Christopher Wright	Manager	March 20, 2007
Christopher Wright

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Certificate of Formation of Mrs. Fields Famous Brands, LLC

3.2*	Limited Liability Agreement of Mrs. Fields Famous Brands, LLC, dated as of February 4, 2004, by Mrs. Fields’ Original Cookies, Inc.

3.3*	Certificate of Incorporation of Mrs. Fields Financing Company, Inc.

3.4*	Bylaws of Mrs. Fields Financing Company, Inc.

3.5*	Certificate of Formation of Great American Cookies Company Franchising, LLC

3.6*	Limited Liability Agreement of Great American Cookies Company Franchising, LLC, dated as of February 4, 2004, by Mrs. Fields Famous Brands, LLC

3.7*	Certificate of Formation of Great American Manufacturing, LLC

3.8*	Limited Liability Agreement of Great American Manufacturing, LLC, dated as of February 4, 2004, by Mrs. Fields Famous Brands, LLC

3.9*	Articles of Incorporation of Mrs. Fields Cookies Australia

3.10*	Bylaws of Mrs. Fields Cookies Australia

3.11*	Certificate of Formation of Mrs. Fields Franchising, LLC

3.12*	Limited Liability Agreement of Mrs. Fields Franchising, LLC, dated as of February 4, 2004, by Mrs. Fields Famous Brands, LLC

3.13*	Articles of Incorporation of Mrs. Fields Gifts, Inc.

3.14*	Bylaws of Mrs. Fields Gifts, Inc.

3.15*	Certificate of Formation of Pretzelmaker Franchising, LLC

3.16*	Limited Liability Agreement of Pretzelmaker Franchising, LLC, dated as of February 4, 2004, by Mrs. Fields Famous Brands, LLC

3.17*	Certificate of Formation of Pretzel Time Franchising, LLC

3.18*	Limited Liability Agreement of Pretzel Time Franchising, LLC, dated as of February 4, 2004, by Mrs. Fields Famous Brands, LLC

3.19*	Certificate of Incorporation of The Mrs. Fields’ Brand, Inc.

3.20*	Bylaws of The Mrs. Fields’ Brand, Inc.

3.21*	Articles of Incorporation of TCBY International, Inc. (f/k/a TCBY Preparation, Inc.)

3.22*	Articles of Amendment to Articles of Incorporation of TCBY International, Inc. (f/k/a TCBY Preparation, Inc.) changing name to TCBY International, Inc.

3.23*	Bylaws of TCBY International, Inc. (f/k/a TCBY Preparation, Inc.)

3.24*	Articles of Incorporation of TCBY of Texas, Inc.

3.25*	Amended and Restated Bylaws of TCBY of Texas, Inc.

3.26*	Certificate of Formation of TCBY Systems, LLC

3.27*	Amended and Restated Limited Liability Agreement of TCBY Systems, LLC, dated as of March 16, 2004, by Mrs. Fields Famous Brands, LLC

4.1*

Purchase Agreement, dated March 9, 2004, by and among Mrs. Fields Famous Brands, LLC, Mrs. Fields Financing Company, Inc., Jefferies & Company, Inc. as the Initial Purchaser and the subsidiary guarantors named therein

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

4.12*	Account Control Agreement, dated as of March 16, 2004, by and among LaSalle Bank, National Association, Mrs. Fields Famous Brands, LLC and The Bank of New York, as Trustee

4.13*	Restricted Account Agreement, dated as of March 16, 2004, by and among Wells Fargo Bank, N.A., Mrs. Fields Famous Brands, LLC and The Bank of New York, as Trustee

4.14*	Restricted Account Agreement, dated as of March 16, 2004, by and among Wells Fargo Bank, N.A., TCBY Systems, LLC and The Bank of New York, as Trustee

4.15*	Deed to Secure Debt, Security Agreement and Assignment of Leases and Rents, dated as of March , 2004, by and between Great American Manufacturing, LLC and The Bank of New York, as Trustee

4.16

First Supplemental Indenture, dated as of February 9, 2005, by and among Mrs. Fields Famous Brands, LLC, Mrs. Fields Financing Company, Inc., the Guarantors (as defined in the Indenture) and The Bank of New York, as Trustee, included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2005 and incorporated herein by reference

10.1*	Contribution Agreement between TCBY Enterprises, Inc. and TCBY Systems, LLC dated as of March 16, 2004

10.2*

Contribution Agreement, dated as of March 16, 2004, by and among Mrs. Fields’ Original Cookies, Inc., the subsidiaries of Mrs. Fields’ Original Cookies, Inc. named therein, Mrs. Fields Famous Brands, LLC and the subsidiaries of Mrs. Fields Famous Brands, LLC named therein

10.3**	United States Trademark Assignment, dated March 16, 2004, between Mrs. Fields’ Original Cookies, Inc. and The Mrs. Fields’ Brand, Inc.

10.4**	International Trademark Assignment, dated March 16, 2004, between Mrs. Fields’ Original Cookies, Inc. and The Mrs. Fields’ Brand, Inc.

10.5*	United States Trademark Assignment, dated March 16, 2004, between Great American Cookies Company, LLC and Great American Cookies Company Franchising, LLC

10.6*	International Trademark Assignment, dated March 16, 2004, between Great American Cookies Company, LLC and Great American Cookies Company Franchising, LLC

10.7*	United States Trademark Assignment, dated March 16, 2004, between Pretzel Time, LLC and Pretzel Time Franchising, LLC

10.8*	International Trademark Assignment, dated March 16, 2004, between Pretzel Time, LLC and Pretzel Time Franchising, LLC

10.9*	United States Trademark Assignment, dated March 16, 2004, between Pretzelmaker, LLC and Pretzelmaker Franchising, LLC

10.10*	International Trademark Assignment, dated March 16, 2004, between Pretzelmaker, LLC and Pretzelmaker Franchising, LLC

10.11**	United States Trademark Assignment, dated March 16, 2004, between TCBY Enterprises, Inc. and TCBY Systems, LLC

10.12**	International Trademark Assignment, dated March 16, 2004, between TCBY Enterprises, Inc. and TCBY Systems, LLC

10.13*	Severance Assumption Agreement, dated as of March 16, 2004, by and among Mrs. Fields’ Original Cookies, Inc., Mrs. Fields Famous Brands, LLC, Larry A. Hodges and Mrs. Fields’ Companies, Inc.

10.14*	Management Agreement, dated as of March 16, 2004, by and between Mrs. Fields Famous Brands, LLC and Mrs. Fields’ Original Cookies, Inc.

10.15*	Tax Allocation Agreement, dated as of March 16, 2004, by and among Mrs. Fields’ Companies, Inc., Mrs. Fields Famous Brands, LLC and the subsidiaries of Mrs. Fields Famous Brands, LLC named therein

10.16*	Insurance Allocation Agreement, dated as of March 16, 2004, by and among Mrs. Fields’ Companies, Inc. and all of its subsidiaries

10.17*

Benefits Allocation Agreement, dated as of March 16, 2004, by and among Mrs. Fields’ Original Cookies, Inc., Mrs. Fields Famous Brands, LLC and the subsidiaries of Mrs. Fields Famous Brands, LLC named therein

10.18*	Collection Agency Agreement, dated as of March 16, 2004, by and between Mrs. Fields’ Original Cookies, Inc. and Mrs. Fields Famous Brands, LLC

10.19*

Expense Reimbursement Agreement, dated as of March 16, 2004, among Mrs. Fields Famous Brands, LLC, Mrs. Fields’ Companies, Inc., Mrs. Fields’ Holding Company, Inc., Mrs. Fields’ Original Cookies, Inc., Capricorn Investors II, L.P. and Capricorn Investors III, L.P.

10.20*

Lease Agreement, dated January 19, 1998, as amended by Lease Addendum No. 1 dated June 4, 1998 and Lease Addendum No. 2, dated October 19, 2000, between 2855 E. Cottonwood Parkway L.C. and Mrs. Fields’ Original Cookies, Inc.

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

10.44*

Marriott-TCBY Joint Venture Agreement, dated May 25, 1989, among TCBY Enterprises, Inc., TCBY Systems, Inc. and Host International, Inc., Host Marriott Services USA, Inc. and Host Marriott Tollroads, Inc.

10.45*

First Amendment to Marriott-TCBY Joint Venture Agreement, dated as of January 1, 1990, among TCBY Enterprises, Inc., TCBY Systems, Inc. and Host International, Inc., Host Marriott Services USA, Inc. and Host Marriott Tollroads, Inc.

10.46*

Second Amendment to Marriott-TCBY Joint Venture Agreement, dated as of March 1, 1991, among TCBY Enterprises, Inc., TCBY Systems, Inc. and Host International, Inc., Host Marriott Services USA, Inc. and Host Marriott Tollroads, Inc.

10.47*

Third Amendment to Marriott-TCBY Joint Venture Agreement, dated as of October 1, 1991, among TCBY Enterprises, Inc., TCBY Systems, Inc. and Host International, Inc., Host Marriott Services USA, Inc. and Host Marriott Tollroads, Inc.

10.48*

Fourth Amendment to Host Marriott-TCBY Joint Venture Agreement, dated as of November 30, 1998, among TCBY Enterprises, Inc., TCBY Systems, Inc. and Host International, Inc., Host Marriott Services USA, Inc. and Host Marriott Tollroads, Inc.

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

10.61

Mrs. Fields’ Companies, Inc. Phantom Stock Plan, effective as of May 25, 2004, and form of performance unit Grant Agreement, included as Exhibit 10.61 to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 2004 and incorporated herein by reference

10.62****

Termination Agreement and Release, dated as of December 24, 2004, between Mrs. Fields Franchising, LLC and Shadewell Grove IP, LLC, pertaining to termination of a Trademark License Agreement between their predecessors-in-interest dated January 2, 2002

10.63****

Amendment to Trademark License Agreements, dated as of December 24, 2004, between Mrs. Fields Franchising, LLC and Shadewell Grove IP, LLC, amending certain Trademark License Agreements between their predecessors-in-interest

10.64****	Marketing Allowance Agreement, dated as of December 24, 2004, between Mrs. Fields Franchising, LLC and Shadewell Grove IP, LLC

10.65****	Trademark License Agreement, dated December 24, 2004, between Mrs. Fields Franchising, LLC and Shadewell Grove IP, LLC

10.66

Option Agreement and Amendment to License Agreement, dated December 12, 2005 between Maxfield Candy Company and Mrs. Fields Franchising, LLC filed as exhibit 10.66 to the Company’s annual report on Form 10-K filed with the SEC on March 20, 2006 and incorporated herein by reference.

10.67

Industrial Net Lease Agreement effective as of March 1, 2006 by and between Natomas Meadows Two, LLC and Mrs. Fields Famous Brands, LLC filed as exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2006

10.68

Extension to Distribution Agreement, dated effective as of November 15, 2005, between Blue Line Distributing, a division of Little Caesar Enterprises, Inc. and TCBY Systems, LLC filed as exhibit 10.68 to the Company’s annual report on Form 10-K filed with the SEC on March 20, 2006 and incorporated herein by reference.

10.69

Distribution Services Agreement, dated April 25, 2006, between TCBY and Southwest Traders, Inc. filed as exhibit 10.69 to the Company’s current report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2006

10.70

Distribution Services Agreement, dated May 8, 2006, between TCBY and Yancey’s Food Service Company, Inc. filed as exhibit 10.70 to the Company’s current report on Form 10-Q with the Securities and Exchange Commission on August 11, 2006

10.71

Distribution Services Agreement, dated March 1, 2006, between TCBY Systems, LLC and Kaleel Brothers Inc. filed as exhibit 10.71 to the Company’s current report on form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

10.72

Distribution Services Agreement, dated July 17, 2006, between TCBY Systems, LLC and Cheney Brothers, Inc. filed as exhibit 10.72 to the Company’s current report on form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

10.73

Distribution Services Agreement, dated August 1, 2006, between TCBY Systems, LLC and Pate Dawson Company filed as exhibit 10.73 to the Company’s current report on form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

10.74

Distribution Services Agreement, dated September 7, 2006, between TCBY Systems, LLC and The Merchants Company filed as exhibit 10.74 to the Company’s current report on form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

10.75†	Distribution Service Agreement dated effective as of November 22, 2006 between TCBY Systems, LLC and Banta Foods, Inc.

10.76†	Product Supply Agreement dated effective as of December 5, 2006 between TCBY Systems, LLC and Scott Brothers Dairy, Inc.

10.77†	Product Supply Agreement dated effective as of December 5, 2006 between TCBY Systems, LLC and Yarnell Ice Cream Company, Inc.

10.78†	Product Supply Agreement dated as of December 22, 2006 between Mrs. Fields Franchising, LLC and Countryside Baking, Inc.

10.79†	Distribution Service Agreement dated as of January 15, 2007 between TCBY Systems, LLC and Lincoln Poultry & Egg Company.

10.80†	First Amendment dated January 31, 2007 to Distribution Agreement dated April 12, 2006 between TCBY Systems, LLC and Southwest Traders, Inc.

12.1††	Computation of ratio of earnings to fixed charges of Mrs. Fields Famous Brands, LLC

21.1††	Subsidiaries of Mrs. Fields Famous Brands, LLC

31.1††	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2††	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32††	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Included as an exhibit with corresponding exhibit number to the Company’s Registration Statement on Form S-4 (No. 333-115046) filed with the Securities and Exchange Commission on April 30, 2004 and incorporated herein by reference.

**                                  Included as an exhibit, with corresponding exhibit number to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (No. 333-115046) filed with the Securities and Exchange Commission on July 2, 2004 and incorporated herein by reference.

***                           Included as an exhibit, with corresponding exhibit number to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (No. 333-115046) filed with the Securities and Exchange Commission on July 12, 2004 and incorporated herein by reference.

****                    Included as an exhibit with corresponding exhibit number to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2005 and incorporated herein by reference.

†                                         Filed herewith.   Confidential treatment has been requested as to certain portions.  The term “[CONFIDENTIAL]” as used throughout the indicated exhibit means that material has been omitted and filed separately with the Commission.

††                                  Filed herewith.

MRS. FIELDS FAMOUS BRANDS, LLC

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Balance at
	beginning			end of
Description	of period	Additions	Deductions	period
Allowance for Doubtful Accounts:
Year ended December 30, 2006	$612,000	$1,077,000	$997,000	$692,000
Year ended December 31, 2005	$1,295,000	$(74,000)	$609,000	$612,000
Year ended January 1, 2005	$1,948,000	$161,000	$814,000	$1,295,000

S-1

MRS. FIELDS FAMOUS BRANDS, LLC

Report of Independent Registered Public Accounting Firm

The Board of Managers and Members of

Mrs. Fields Famous Brands, LLC:

We have audited the accompanying consolidated balance sheets of Mrs. Fields Famous Brands, LLC as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations and comprehensive income (loss), member’s deficit and cash flows for each of the fiscal years in the three-year period ended December 30, 2006.  In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mrs. Fields Famous Brands, LLC as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 30, 2006 in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Salt Lake City, Utah

March 20, 2007

MRS. FIELDS FAMOUS BRANDS, LLC

Consolidated Balance Sheets

(Dollars in thousands)

	December 30,	December 31,
	2006	2005
ASSETS:
Cash and cash equivalents	$15,963	$23,664
Receivables, net of allowance for doubtful accounts of $692 and $612, respectively	10,639	8,061
Inventories	3,977	2,869
Prepaid expenses and other	720	932
Deferred tax asset	734	780
Total current assets	32,033	36,306

Property and equipment, net	8,169	4,360
Goodwill	64,115	78,683
Trademarks and other intangible assets, net	10,745	12,755
Deferred loan costs, net of accumulated amortization of $10,810 and $9,964, respectively	6,118	6,964
Deferred tax asset	9	151
Other assets	531	678
	$121,720	$139,897

LIABILITIES AND MEMBER’S DEFICIT:
Accounts payable	$9,621	$6,496
Accrued liabilities	14,750	12,289
Amounts due to affiliates	3,788	3,949
Current portion of capital lease obligations	119	104
Current portion of deferred revenues	1,069	1,074
Total current liabilities	29,347	23,912

Long-term debt	195,747	195,747
Capital lease obligations, net of current portion	385	485
Deferred revenues, net of current portion	751	1,175
Other liabilities	1,254	—
Total liabilities	227,484	221,319

Member’s deficit	(105,614)	(81,273)
Accumulated other comprehensive loss	(150)	(149)
Total member’s deficit	(105,764)	(81,422)

COMMITMENTS AND CONTINGENCIES
	$121,720	$139,897

See accompanying notes to the consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollars in thousands)

	For the Fiscal Year Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
REVENUES:
Franchising	$53,053	$53,528	$55,913
Gifts	30,708	30,136	25,849
Branded retail	10,989	272	353
Licensing	1,838	4,016	4,945
Total revenues	96,588	87,952	87,060

OPERATING COSTS AND EXPENSES:
Franchising	24,040	21,746	21,893
Gifts	32,379	28,418	20,733
Branded retail	11,397	219	147
Licensing	1,411	1,132	1,516
General and administrative	11,661	8,527	9,727
Stock compensation expense	—	—	75
Costs associated with debt refinancing, net	—	—	249
Depreciation	2,442	1,145	1,221
Amortization	2,111	2,831	2,832
Impairment of goodwill and intangible assets	14,568	43,707	—
Total operating costs and expenses	100,009	107,725	58,393
Income (loss) from operations	(3,421)	(19,773)	28,667

Interest expense, net	(20,892)	(20,943)	(24,905)
Other (expense) income	(28)	—	1,054
Income (loss) from continuing operations before provision (benefit) for income taxes	(24,341)	(40,716)	4,816
Provision (benefit) for income taxes	(2,413)	(2,808)	2,254
Income (loss) from continuing operations	(21,928)	(37,908)	2,562

Income from discontinued operations (net of income taxes of $0, $0 and $65, respectively)	—	—	104
Net income (loss)	$(21,928)	$(37,908)	$2,666

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(21,928)	$(37,908)	$2,666
Foreign currency translation adjustment	(1)	(13)	9
Comprehensive income (loss)	$(21,929)	$(37,921)	$2,675

See accompanying notes to the consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC

Consolidated Statements of Member’s Deficit

(Dollars in thousands)

			Accumulated
		Deferred	Other
	Member’s	Stock	Comprehensive
	Deficit	Compensation	Gain (Loss)	Total
Balance at January 3, 2004	$(55,601)	$(75)	$(145)	$(55,821)

Stock compensation expense	—	75	—	75
Contribution by parent	17,500	—	—	17,500
Repurchase of stock options in parent	(108)	—	—	(108)
Foreign currency translation adjustment	—	—	9	9
Net income	2,666	—	—	2,666
Other activity with parent	(7,822)	—	—	(7,822)
Balance at January 1, 2005	(43,365)	—	(136)	(43,501)

Foreign currency translation adjustment	—	—	(13)	(13)
Net loss	(37,908)	—	—	(37,908)
Balance at December 31, 2005	(81,273)	—	(149)	(81,422)

Foreign currency translation adjustment	—	—	(1)	(1)
Distribution to parent under tax allocation agreement	(2,413)		—	(2,413)
Net loss	(21,928)	—	—	(21,928)
Balance at December 30, 2006	$(105,614)	$—	$(150)	$(105,764)

See accompanying notes to the financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Fiscal Year Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,928)	$(37,908)	$2,666
Net income from discontinued operations, net of income taxes	—	—	(104)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Loss on disposal of assets	—	353	—
Impairment of goodwill and intangible assets	14,568	43,707	—
Depreciation and amortization	4,553	3,976	4,053
Amortization of deferred loan costs	846	921	3,518
Stock compensation expense	—	—	75
Amortization of discount on notes	—	—	1,245
Loss (gain) on non-marketable securities	28	—	(1,054)
Deferred income taxes	188	(3,687)	(523)
Changes in assets and liabilities:
Receivables, net	(2,578)	(22)	1,031
Inventories, net	(1,108)	(243)	(664)
Prepaid expenses and other	212	268	(78)
Other assets	(104)	(111)	(158)
Accounts payable	3,125	2,162	(2,455)
Accrued liabilities	2,836	(2,857)	1,436
Amounts due to affiliates	(2,574)	1,192	(378)
Other liabilities	129	—	—
Deferred revenue	(429)	(1,187)	(872)
Net cash (used in) provided by continuing operating activities	(2,236)	6,564	7,738
Net cash used in discontinued operating activities	—	—	(301)
Net cash (used in) provided by operating activities	(2,236)	6,564	7,437

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of non-marketable securities	122	—	1,054
Purchases of property and equipment	(4,981)	(2,174)	(859)
Purchase of license repurchase option	(500)	(500)	—
Net cash (used in) provided by investing activities	(5,359)	(2,674)	195

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under line of credit	—	—	(3,452)
Principal payments on long-term debt	—	—	(98,014)
Payment of debt financing costs	—	—	(11,975)
Proceeds from issuance of Senior Secured Notes	—	—	115,000
Principal payments on capital lease	(105)	(72)	(37)
Contribution by parent	—	—	17,500
Repurchase of stock options in parent	—	—	(108)
Other activity with parent	—	—	(7,996)
Net cash (used in) provided by financing activities	(105)	(72)	10,918

Effect of foreign exchange rate changes on cash	(1)	(13)	9
Net (decrease) increase in cash and cash equivalents	(7,701)	3,805	18,559
Cash and cash equivalents at beginning of period	23,664	19,859	1,300
Cash and cash equivalents at end of period	$15,963	$23,664	$19,859

See accompanying notes to the financial statements.

	For the Fiscal Year Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$20,574	$20,562	$16,541
Cash paid to parent for income taxes	—	—	1,450

Supplemental Disclosures of Noncash Investing and Financing Activities:
Assets acquired under capital lease	$20	$198	$500
Distribution to parent under tax allocation agreement	2,413	—	—
Leasehold improvements acquired under lease incentives	1,250	—	—
Accrual for license repurchase option	—	500	—
Property and equipment contributed by parent	—	—	174

See accompanying notes to the financial statements.

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

The consolidated financial statements for the year ended January 1, 2005 assume that Mrs. Fields had existed as a separate legal entity with the following four business segments: franchising, gifts, branded retail and licensing.  The consolidated financial statements for the year ended January 1, 2005, which have been carved out from the consolidated financial statements of MFOC and TCBY prior to the reorganization using the historical results of operations and assets and liabilities of these businesses and activities and which exclude the company-owned stores segment of MFOC, reflect the accounting policies adopted by MFOC and TCBY in the preparation of their consolidated financial statements and thus do not necessarily reflect the accounting policies which Mrs. Fields might have adopted had it been an independent company.  The historical consolidated financial statements for the year ended January 1, 2005 of Mrs. Fields include those accounts specifically attributable to Mrs. Fields and allocations of expenses relating to shared services and administrative functions incurred at MFOC.

The other activity with parent line items on the consolidated statements of member’s deficit and the consolidated statements of cash flows represent the net cash activity between the Company and MFOC prior to the reorganization in March 2004.

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

In connection with its franchising activities, the Company authorizes third-party licensees and franchisees to use certain business formats, systems, methods, procedures, designs, layouts, specifications, trade names and trademarks in the United States of America (the “United States”) and other countries.  Additionally, the Company licenses the use of its trademarks, logos and recipes to third parties for distribution of Mrs. Fields and TCBY branded products through non-bakery stores and cafes. The Company also markets and distributes products through catalogs and the Internet as well as various retail channels.

2.   Summary of Significant Accounting Policies

Accounting Periods

The Company operates using a 52/53-week fiscal year ending on the Saturday closest to December 31. Fiscal 2006, 2005 and 2004 are all 52-week periods ending December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

Foreign Currency Translation

The balance sheet accounts of foreign subsidiaries are recorded in their local currency, the functional currency, and translated into U.S. dollars using the applicable balance sheet date exchange rates, while revenues and expenses are translated using the average exchange rates for the period presented.

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

The Company’s significant accounting estimates include estimates for employee benefits and related insurances, reserves for doubtful accounts and obsolete and excessive inventories, long-lived asset allowances, deferred tax asset valuation allowances and depreciation and amortization.

Cash Equivalents

Cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less.  The Company places its temporary cash investments with high credit quality financial institutions.  At times such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of December 30, 2006 and December 31, 2005, the Company had cash equivalents of $8,000 and $7,000, respectively.

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

Prior to fiscal 2001, TCBY extended credit from time to time in the form of notes receivable to franchisees and certain of these notes receivable remain outstanding.  Notes receivable from franchisees are primarily collateralized by equipment located at the franchisees’ stores.  These notes bear interest at market rates and mature at various dates through April 2009.  TCBY regularly reviews the notes for non-performance.  Notes that are considered non-performing are placed on a non-accrual status when the collectability of principal or interest becomes uncertain.  During the years ended December 30, 2006, December 31, 2005 and January 1, 2005, TCBY recognized no interest income pertaining to these notes receivable.  These notes receivable are included in receivables in the accompanying consolidated balance sheets.

Prior to fiscal 2001, TCBY factored various notes receivable aggregating $2.1 million.  Under the terms of the factoring agreement, TCBY is ultimately responsible to the factoring agent for the realizability of the notes receivable.  In the event of non-performance, the factoring agent has recourse against TCBY to a maximum level of $269,000 and $478,000 as of December 30, 2006 and December 31, 2005, respectively.  The Company has reserves of $269,000 and $478,000 as of December 30, 2006 and December 31, 2005, respectively, for this potential recourse liability.  This reserve is included in accrued liabilities in the accompanying consolidated balance sheets.

Notes receivable at December 30, 2006 and December 31, 2005 are comprised of the following (in thousands):

	December 30,	December 31,
	2006	2005
Performing notes	59	195
Allowance for doubtful accounts	(19)	(69)
	$40	$126

The activity in the allowance for notes receivable for the years ended December 30, 2006 and December 31, 2005 is as follows (in thousands):

	December 30,	December 31,
	2006	2005
Beginning balance	$(69)	$(597)
Write-offs	50	528
	$(19)	$(69)

Inventories

Inventories, consisting of raw materials, finished goods, packaging and novelties, are stated at the lower of cost (first-in, first-out method) or market value.  In assessing the realizability of inventories, the Company makes judgments as to future demand requirements and product expiration dates.  The inventory requirements change based on projected customer demand, which changes due to fluctuations in market conditions and product life cycles.  Inventories at December 30, 2006 and December 31, 2005 are comprised of the following (in thousands):

	December 30,	December 31,
	2006	2005
Finished goods	$1,663	$770
Raw materials	1,071	1,283
Novelties	803	268
Packaging	440	548
	$3,977	$2,869

Property and Equipment

Equipment and fixtures are stated at cost less accumulated depreciation and are depreciated over three to seven years using the straight-line method.  Leasehold improvements are stated at cost less accumulated depreciation and are depreciated over the shorter of the term of the lease or the estimated useful life using the straight-line method.  Property and equipment at December 30, 2006 and December 31, 2005 are comprised of the following (in thousands):

	December 30,	December 31,
	2006	2005
Equipment and fixtures	$11,271	$7,927
Leasehold improvements	7,408	4,241
Land	240	240
	18,919	12,408
Less accumulated depreciation	(10,750)	(8,048)
	$8,169	$4,360

Property and equipment at December 30, 2006 and December 31, 2005 includes gross assets acquired under capital leases of $718,000 and $698,000, respectively, and related accumulated depreciation of $259,000 and $139,000, respectively.

Expenditures that materially extend useful lives of property and equipment are capitalized.  Routine maintenance, repairs and renewal costs are expensed as incurred.  Gains or losses from the sale or retirement of property and equipment are recorded in current operations.

Included in leasehold improvements at December 30, 2006 is $1,250,000 less $83,000 of accumulated depreciation representing amounts for tenant improvements provided as lease incentives by the lessor related to the lease for the Company’s new gifting operations facility.  Deferred rent at December 30, 2006 of $125,000 is included in accrued liabilities and $1.0 million in other liabilities relating to these lease incentives.  The total amount of these leasehold improvements and deferred rent are amortized over the life of the lease.

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

On an annual basis (in the fourth quarter), or more frequently if circumstances indicate potential impairment, the Company performs an assessment for impairment of its carrying value of goodwill associated with each of its reporting units defined as Bakery Franchising, Gifts, and Licensing, by comparing each reporting unit’s fair value with its carrying value.  The estimated fair value of goodwill is affected by, among other things, operating results, the Company’s business plan for the future, estimated results of future operations and the comparable companies and transactions that are used to estimate the fair value of the goodwill.  If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary.  If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any.  The second step test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The Company performed its annual impairment analysis for fiscal 2006 by comparing the fair value of each of the Company’s reporting units to the carrying amount of each reporting unit as of December 30, 2006.  Management concluded that the estimated fair value of each reporting unit exceeded its carrying value and thus no impairment existed as of December 30, 2006.

In the second quarter of fiscal 2006, the Company determined that a triggering event had occurred under SFAS 142 for the Dairy Franchising reporting unit as a result of the continued eroding dairy franchise operations evidenced by fewer locations, consistent negative year-over-year same store sales by our dairy franchisees and our inability to locate and open a significant number of new or additional franchise locations.  As such, the Company tested the goodwill related to the Dairy Franchising reporting unit by comparing the reporting unit’s fair value with its carrying value. As a result of the impairment test, the Company recorded an impairment charge of $14.6 million relating to the Dairy Franchising reporting unit; the impairment charge was recorded in the second quarter of fiscal 2006.

The Company performed its annual goodwill impairment analysis as of December 31, 2005 and concluded that the carrying amount of the Dairy Franchising reporting unit exceeded its fair value.  The Company compared the implied fair value of the Dairy Franchising reporting unit’s goodwill with the carrying amount of the goodwill and recorded an impairment charge of $34.8 million in fiscal 2005.

The following outlines the Company’s goodwill by reporting unit as of December 30, 2006 and December 31, 2005 (in thousands):

	December 30,	December 31,
	2006	2005
Bakery Franchising	$60,404	$60,404
Dairy Franchising	—	14,568
Gifts	1,859	1,859
Licensing	1,852	1,852
	$64,115	$78,683

In fiscal 2006, the Company determined that a triggering event had occurred under SFAS 144 for the Dairy Franchising reporting unit as a result of the continued eroding dairy franchise operations evidenced by fewer locations, consistent negative year-over-year same store sales by our dairy franchisees and our inability to locate and open a significant number of new or additional franchise locations.  These factors have resulted in continued decreases in franchise royalties and yogurt formulation revenues from the dairy franchise system.  The Company performed the impairment tests as required by SFAS 144 for the long-lived assets of the Dairy Franchising reporting unit and determined that leasehold improvements and equipment associated with a Yovana test store were impaired as of December 30, 2006.  Therefore, an impairment charge of $400,000 for these long-lived assets was required.

The Company determined that a triggering event had occurred in fiscal 2005 under SFAS No. 144 as a result of the eroding dairy franchise operations evidenced by fewer locations, consistent negative year-over-year same store sales by our dairy franchisees and the Company’s inability to locate and open a significant number of new or additional franchise locations.  Therefore, the Company recorded charges to write-down the TCBY trade names and franchise relationships of $1.7 million and $7.2 million, respectively, for the year ended December 31, 2005.  In addition, the fair value becomes the new basis of the assets and they are amortized over the remaining useful life of the assets pursuant to SFAS No. 144.

Trademarks and other intangible assets are comprised of definite-lived assets and are amortized over 5 to 15 years.  The following outlines the Company’s trademarks and other intangibles as of December 30, 2006 and December 31, 2005 (in thousands):

	December 30,	December 31,
	2006	2005
Trademarks and trade names	$15,305	$15,404
Recipes	4,150	4,150
Franchise relationships	2,600	2,600
Reacquired franchise and license rights	1,000	1,528
	23,055	23,682
Less accumulated amortization	(12,310)	(10,927)
	$10,745	$12,755

During fiscal 2005, the Company, through Mrs. Fields Franchising, LLC (“MFF”), a wholly-owned subsidiary of the Company, entered into an Option Agreement and Amendment to License Agreement (the “Option”) with Maxfield Candy Company (“Maxfield”), one of our licensees, who produces and sells Mrs. Fields branded premium candy products in certain distribution channels under a trademark license agreement (the “License”).  The Option granted MFF an option to repurchase the License, exercisable during a period from the second to the fifth anniversary of the Option date.  The Option purchase price was $1.0 million, one-half of which was paid by MFF when the Option was signed by the parties and one-half of which was paid to Maxfield on the first anniversary of that date (December 2006).  The repurchase price for the License is due only if MFF exercises the Option and ranges from $4.5 million to $7.0 million, depending on when the Option is exercised.  One-half of the Option purchase price will be credited to the License repurchase price in a manner described in the Option if MFF exercises the Option.  The parties also agreed to certain modifications of the License as part of the Option.  At December 30, 2006, the Option purchase price is included in reacquired franchise and license rights and is being amortized over the term of the Option.

Amortization expense of the intangible assets for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 was $2.0 million, $2.7 million and $2.7 million, respectively.  Future amortization expense of the intangible assets as of December 31, 2005, is estimated to be as follows (in thousands):

Fiscal Year
2007	$1,968
2008	1,968
2009	1,827
2010	1,686
2011	1,317
Thereafter	1,979
$10,745

Deferred Loan Costs

Deferred loan costs are amortized over the life of the related debt using the effective interest method. During the years ended December 30, 2006, December 31, 2005 and January 1, 2005, the Company amortized deferred loan costs of approximately $846,000, $921,000 and $3.5 million, respectively, to interest expense.

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

Accrued Liabilities

Accrued liabilities are comprised of the following at December 30, 2006 and December 31, 2005 (in thousands):

	December 30,	December 31,
	2006	2005
Accrued interest payable	$6,034	$5,977
Accrued liabilities	5,452	4,778
Accrued severance	1,856	60
Accrued compensation and benefits	1,408	1,474
	$14,750	$12,289

The accrued severance at December 30, 2006 relates primarily to severance accrued as a result of a management reorganization in January 2007 resulting in a reduction of personnel.  In accordance with SFAS No. 112 (“SFAS 112”), “Employers’ Accounting for Postemployment Benefits — An Amendment to FASB Statements No. 5 and 43,” the Company accrued approximately $1.7 million of severance costs in fiscal 2006 related to this management reorganization as it was both probable and estimable at December 30, 2006.

The activity in accrued severance for the years ended December 30, 2006 and December 31, 2005 is as follows (in thousands):

	December 30,	December 31,
	2006	2005
Beginning balance	$60	$822
Additions	2,302	144
Payments	(506)	(906)
	$1,856	$60

Revenue Recognition

The Company recognizes revenues from its initial franchising and licensing fees when all material services or conditions relating to the franchising or licensing have been substantially performed or satisfied, which is generally upon the opening of a store by a franchisee or licensee.  Franchise and license royalties, which are based on a percentage of gross store sales, are recognized as earned, which is generally upon sale of product by franchisees or licensees.  Minimum royalty payments under certain licensing agreements are deferred and recognized on a straight-line basis over the term of the agreement.  Revenues from the sale of cookie dough that the Company produces and sells to certain franchisees are recognized at the time of shipment and are classified in franchising revenues.  Revenues, net of sales discounts and allowances, from the sale of branded retail products such as cookie dough and shelf stable cookies to grocery stores and wholesale clubs are recognized upon delivery and are included in branded retail revenues.  Revenues, net of state and local sales taxes, from gift sales are recognized at the time of shipment.

The Company receives cash payments for product formulation fees and allowances from suppliers based on the amount of product purchased directly by our distributors and franchisees.  These product formulation fees include cash payments to the Company for the right to use the Company’s proprietary formulations and recipes to manufacture the frozen dough, dough mixes and TCBY products these suppliers sell to the Company’s franchisees.  Formulation fees and allowances are recorded as franchising revenues upon shipment of product to the Company’s distributors or franchisees.  For the years ended December 30, 2006, December 31, 2005 and January 1, 2005, we included in franchising revenues $11.4 million, $12.8 million and $15.1 million, respectively, for such product formulation fees and allowances.

In March 2003, the Company received $2.0 million from a supplier as an advance to maintain and expend beverage concepts at the Company’s franchised store locations.  This advance is being recognized as franchising revenues on a ratable basis over the six-year term of the agreement.

Operating Expenses

Franchising operating expenses are comprised of costs incurred to generate franchising revenues which include operation and supervision expenses wherein we provide support, direction and supervision to the franchisees; development and support expenses including product development costs, expenses relating to new franchise development, marketing and advertising, bad debt expense and other direct franchising expenses; and cost of product sales associated with the Great American Cookies manufacturing facility, including raw ingredients, labor and other manufacturing costs.

Gifts operating expenses are comprised of costs incurred to generate gift revenues which include cost of sales for products sold, selling and promotional expenses and direct operating expenses of the gifts segment.  Cost of sales includes inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs and other costs of our distribution network.

Branded retail operating expenses are comprised of cost of sales for product sold, selling and promotional expenses and other direct operating expenses of the branded retail segment.

Licensing operating expenses are comprised of costs incurred to generate licensing revenues, which primarily are selling and promotional expenses, bad debt and other direct operating expenses of the licensing segment.  Selling expenses include payroll and payroll-related costs, outside commissions and professional fees.

General and administrative expenses include: payroll and payroll-related costs of corporate employees such as executive, accounting, legal, human resources and information systems personnel; travel and travel-related expenses of corporate employees; professional and legal fees, bank charges, insurance costs and facility costs not related to the generation of revenues.  These costs are associated with providing management support for all of our business segments.

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

The Company will be included in the consolidated federal income tax return of MFC, the Company’s ultimate parent.  For historical financial reporting purposes, the Company recognizes income tax expense (benefit) and deferred tax assets and liabilities as if it were filing a separate tax return.

The Company recognizes deferred income tax assets or liabilities for expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns.  Under this method, deferred income tax assets or liabilities are determined based upon the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates expected to apply when differences are expected to be settled or realized.  Deferred income tax assets are reviewed for recoverability and valuation allowances are provided when it is more-likely-than-not that a deferred tax asset is not realizable in the future. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred Income Tax Assets

Deferred income tax assets are assessed for recoverability and valuation allowances are provided as necessary to reduce deferred income tax assets to amounts expected to be realized.  Should expectations of taxable income change in future periods, it may become necessary to change the valuation allowance, which could affect our results of operations in the period such determination is made.  The Company records an income tax provision or benefit at a rate that is based on expected results for the fiscal year.  If future changes in market conditions cause actual results to be more or less favorable, adjustments to the effective income tax rate on a quarterly basis could be required.

Fair Value of Financial Instruments

The Company estimates that the total fair market value of its 9 percent senior secured notes (the “9 percent Senior Secured Notes”) and its 11½ percent senior secured notes (the “11½ percent Senior Secured Notes” together with the 9 percent Senior Secured Notes, the “Senior Secured Notes”) was approximately $55.0 million and $86.3 million, respectively, as of December 30, 2006 (see Note 3).  These estimates are based on quoted market prices.  The book values of the Company’s other financial instruments, including accounts receivable and accounts payable, approximate fair values at the respective balance sheet dates because of the relatively short maturity of these instruments or valuation allowances which have been recorded to report the balances at fair value.  The carrying amount of other long-term debt obligations approximates its fair value because the related interest rates are at market rates.

Advertising

The Company administers advertising funds collected from its franchisees.  The Company directs the expenditures of the advertising funds in connection with advertising and marketing campaigns for the benefit of the respective concepts.  The advertising funds and their related activities are not included in the accompanying consolidated financial statements.

Advertising costs are expensed as incurred.  During the years ended December 30, 2006, December 31, 2005 and January 1, 2005, the Company incurred advertising expenses excluding the expenditures of the advertising funds totaling approximately $7.5 million, $6.0 million and $4.5 million, respectively.

Legal and Regulatory

The Company records liabilities for legal and regulatory matters when the contingency is both probable and reasonably estimable.  The Company is involved in several legal and regulatory matters.  After consultation with legal counsel, the Company believes that the ultimate dispositions of these matters will not have a material negative impact on its financial position, liquidity or results of operations.  However, there can be no assurance that the Company will be successful in its efforts to satisfactorily resolve these matters and the ultimate outcome could result in a material negative impact on its financial position, liquidity or results of operations.

New Accounting Pronouncements Not Yet Adopted

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Income Tax Uncertainties.”  FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  FIN 48 provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.  FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company is currently evaluating the effect, if any, that the adoption of SFAS 157 will have on our consolidated financial position and results of operations.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”  EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed.  The provisions of EITF 06-03 become effective as of December 31, 2006.  The adoption the ETIF 06-03 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

3.   Long-Term Debt and Capital Lease Obligations

Long-Term Debt

Long-term debt is comprised of the following at December 30, 2006 and December 31, 2005 (in thousands):

	December 30,	December 31,
	2006	2005
Senior Secured Notes, interest at 11 1/2 percent payable semi-annually in arrears on March 15 and September 15, due March 15, 2011	$115,000	$115,000
Senior Secured Notes, interest at 9 percent payable semi-annually in arrears on March 15 and September 15, due March 15, 2011	80,747	80,747
	$195,747	$195,747

Debt Refinancing

On March 16, 2004, the Company issued $80.7 million of 9 percent Senior Secured Notes in exchange for $80.7 million of existing Senior Notes and issued $115.0 million of 11½ percent Senior Secured Notes (the “11½ percent Senior Secured Notes” together with the 9 percent Senior Secured Notes, the “Senior Secured Notes”).  The proceeds from the 11½ percent Senior Secured Notes were used to retire substantially all of the Company’s indebtedness, except capital lease obligations.

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

The Senior Secured Notes are redeemable at the option of the Company anytime on or after March 15, 2008.  The Senior Secured Notes require the Company to offer to repurchase a portion of the notes at 100 percent of the principal amount, plus accrued and unpaid interest thereon to the date of purchase, with 50 percent of the Company’s “excess cash flow,” as defined in the indenture agreement, when the ratio of the Company’s Net Indebtedness to Consolidated EBITDA is above 3.75 to 1.0 and the cumulative unpaid excess cash flow offer amount exceeds $10.0 million.  In the event of a change in control, the holders of the Senior Secured Notes will have the right to put the notes to the Company at 101 percent of their principal amount, plus accrued and unpaid interest, provided at least 65 percent of the aggregate principal amount of the Senior Secured Notes originally issued remain outstanding.

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

The Company incurred $13.9 million of costs directly related to the debt refinancing.  Generally, these costs would be deferred and amortized as interest expense over the term of the Senior Secured Notes.  However, approximately $5.0 million of these costs related to the exchange of $80.7 million of Senior Notes for $80.7 million of Senior Secured Notes and were expensed, net of the gain recognized on the early retirement of the remaining indebtedness of $4.8 million in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” and included in the caption “costs associated with debt refinancing, net” in the consolidated statements of operations.

Capital Lease Obligations

As of December 30, 2006, the future minimum lease payments, including interest, for capital lease obligations are as follows (in thousands):

Fiscal Year
2007	$166
2008	124
2009	92
2010	85
2011	85
Thereafter	114
Total minimum lease payments	666
Less amount representing interest	(162)
Present value of net minimum lease payments	$504

4.   Income Taxes

Provision for Income Taxes

The components of the provision (benefit) for income taxes for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 are as follows (in thousands):

	Fiscal Year Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
Current
Federal	$(2,648)	$693	$2,180
State	—	150	517
Foreign	48	36	80
	(2,600)	879	2,777
Deferred
Federal	156	(3,061)	(434)
State	31	(626)	(89)
	187	(3,687)	(523)
Total provision (benefit) for income taxes	$(2,413)	$(2,808)	$2,254

The differences between income taxes at the U.S. federal statutory income tax rate and income taxes reported in the consolidated statements of operations for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 are as follows (in thousands):

	Fiscal Year Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
Federal statutory income tax rate	$(8,276)	$(13,843)	$1,637
State income taxes	(21)	(315)	209
Impairment of goodwill and intangibles	4,984	11,301	—
Foreign taxes	48	—	80
Deferred compensation adjustment	—	—	572
Valuation allowance — Federal	1,089	—	—
Other	(237)	49	(244)
Effective income tax rate	$(2,413)	$(2,808)	$2,254

The significant components of the Company’s deferred tax assets and liabilities at December 30, 2006 and December 31, 2005 are as follows (in thousands):

	December 30,	December 31,
	2006	2005
Deferred tax assets — current:
Allowance for doubtful accounts	$454	$232
Deferred revenues	29	52
Accrued expenses	330	304
Other	347	192
Deferred tax assets — current	1,160	780
Valuation allowance	(426)	—
Net deferred tax assets — current	$734	$780
Deferred tax liabilities — long-term:
Intangibles	$(1,754)	$(2,084)
Other	(58)	(95)
Deferred tax liabilities — long-term	(1,812)	(2,179)
Deferred tax assets — long-term:
Loan costs	1,262	1,575
Reserves	372	23
Depreciation	452	455
Net operating loss and carryforwards	395	—
Other	397	277
Deferred tax assets — long-term	2,878	2,330
Net deferred tax asset — long-term	1,066	151
Valuation allowance	(1,057)	—
Net deferred tax assets — long-term	$9	$151

A valuation allowance is provided when it is more-likely-than-not that all or some of the deferred income tax assets will not be realized. Management currently believes that it is more-likely-than-not that the Company will not realize a portion of its deferred income tax assets and, accordingly, has established a $1.5 million valuation allowance.

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

Additionally, the tax allocation agreement with MFC does not allow for the carry-back of net operating losses.  Under the tax allocation agreement, the Company’s net operating losses must be carried forward when determining payment to MFC.  As a result, the current benefit of the federal net operating loss of $2.4 million was recorded as a distribution to parent.

5.   Long-Term Incentive Plans

Phantom Stock Plan

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

Participants receive performance units in amounts recommended by the CEO and determined by the Committee.  Once issued, performance units may only be forfeited upon certain events, such as a participant’s voluntary termination or termination for cause.  Additionally, the Phantom Plan may be terminated by the Board of Directors at anytime at its sole discretion.  Upon the completion of a Triggering Event, Participants receive payments reflecting the number and value of their performance units at the time of the completion of the Triggering Event.  Payments to Participants may be made in cash or through issuance of equity securities of MFC, as determined by the Committee, at which time compensation expense will be recognized.  The value of a performance unit at the completion of a Triggering Event is the value of one share of common stock of MFC as determined in good faith by the Board of Directors.  If the Board of Directors determines the need, it may seek the advice of an independent advisor.

The maximum number of performance units that may be granted under the Phantom Plan is one million units.  Subdivisions, splits or combinations involving MFC’s Common Stock will proportionately affect the number of performance units that have been awarded under the Phantom Plan. In May 2004, the Committee approved the grant of up to 392,418 performance units allocated among Participants as determined by the Committee. In March 2006, the Committee approved the grant of up to 182,274 additional units to Participants identified by the Committee, resulting in total authorized grants of up to 574,692 performance units.  During the year ended December 30, 2006, the Committee granted 218,730 performance units to Participants.  Future grants, if any, shall also be determined by the Committee.  As of December 30, 2006, a total of 460,130 performance units are issued and outstanding.  Each of the Named Executive Officers currently employed by the Company are Participants and have received certain grants of units.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), using the prospective transition method, which requires stock-based compensation to be measured based on the fair value of the award on the date of grant and recognized over the period during which service is required in exchange for the award.  In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R).  The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations, and adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.”  Under APB 25, no compensation expense was recognized in net income for grants under the Phantom Plan prior to fiscal 2006.

SFAS 123(R) applies to all of the Company’s outstanding grants under the Phantom Plan.  There are no other share-based payment awards outstanding.

Compensation costs for the grants under the Phantom Plan will be recognized upon the completion of a Triggering Event.  Accordingly, no compensation costs have been recognized in the consolidated statement of operations and comprehensive income (loss) for the year ended December 30, 2006.

Effective as of September 1, 2004, MFC terminated its Employee Stock Option Plan pursuant to the provisions of the plan.  No further options will be granted under the plan.  Valid and outstanding options granted to plan participants prior to termination were unaffected by the termination.  Concurrent with the termination, the Company paid $108,000 for the repurchase of certain stock options from the plan participants.  Concurrent with the issuance of the performance units of the Phantom Plan, most of the outstanding stock options were cancelled.  At December 30, 2006 and December 31, 2005, there were 10,000 stock options outstanding.

During the year ended January 1, 2005, the Company recognized $75,000 of compensation expense related to the fiscal 2001 issuance of MFC stock options to certain employees of the Company.  Because the employees of the Company are the beneficiaries of the grant of options in MFC stock, the related expense has been reflected in the Company’s consolidated financial statements.

Director Stock Option Plan

Members of the Company’s Board of Managers, other than officers of the Company, are qualified to participate in MFC’s Director Stock Option Plan.  Under MFC’s Director Stock Option Plan, a committee of the Board of MFC is authorized to administer the Plan and has the power, among other things, to grant awards of options for common stock of MFC to outside directors of MFC and its subsidiaries, including the Company.  MFC’s Director Stock Option Plan provides for the issuance of time vested options, which vest 25.0 percent per year on the anniversaries of the dates on which they are granted and vest in full upon a change of control of MFC or the Company.  A total of 100,000 shares of common stock of MFC are reserved for issuance under MFC’s Director Stock Option Plan and as of December 30, 2006 there were outstanding options providing for the issuance of up to 60,672 of those shares.  During fiscal 2006, the non-executive Managers received 11,930 stock option grants.  Common stock of MFC issued under the Director Stock Option Plan is subject to customary restrictions on transfer. The adoption of FASB 123(R) did not have a material impact on the Company’s consolidated financial statements.

6.    Commitments and Contingencies

Legal Matters

The Company and its products are subject to regulation by numerous governmental authorities, including without limitation, federal, state and local laws and regulations governing franchising, health, sanitation, environmental protection, safety and hiring and employment practices.

In the ordinary course of business, the Company is involved in routine litigation, including franchise disputes and trademark disputes.  The Company is not a party to any legal proceedings (including the matter described below), which, in the opinion of management, after consultation with legal counsel, is material to its business, financial condition or results of operations.

Effective as of August 13, 2005, the Company’s wholly-owned subsidiary, MFF, terminated two license agreements (the “License Agreements”) with Shadewell Grove IP, LLC (“Shadewell”) for Shadewell’s failure to make certain payments to MFF in a timely manner.  These terminated License Agreements granted Shadewell a license to develop, manufacture, distribute and sell ready-to-eat shelf-stable cookie products and high quality, pre-packaged, ready-to-eat, pre-baked cookie products using certain Mrs. Fields trademarks, service marks and trade names in distribution channels designated in the License Agreements.  As reported in our Current Report on Form 8-K filed with the SEC on May 12, 2006, on May 8, 2006, the Court of Chancery of the State of Delaware ruled in the Company’s favor on all issues in the litigation filed by Shadewell in October 2005 against MFF.

Operating Leases

The Company leases office space, facilities and equipment under long-term non-cancelable operating lease agreements with remaining terms of one to ten years.  Rent expense, net of sublease payments, was $2.1 million, $1.3 million and $1.2 million for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

As of December 30, 2006, the future minimum lease payments due under operating leases are as follows (in thousands):

Fiscal Year
2007	$2,529
2008	2,499
2009	2,556
2010	2,619
2011	1,655
Thereafter	5,141
$16,999

As of December 30, 2006, the future minimum sublease payments due to the Company under these operating leases are as follows (in thousands):

Fiscal Year
2007	$163
2008	122
2009	39
$324

Contractual Arrangements

The Company has entered into a supply agreement to purchase frozen dough products, which stipulates minimum annual purchase commitments of not less than 12.5 million pounds of products, approximately $15.8 million based on weighted average prices in effect December 30, 2006, each year through the end of the contract, December 2011.  These annual purchase commitments are satisfied primarily through the direct purchase of frozen dough products by franchisees.  Should the Company not meet the annual minimum commitment, the supplier’s sole remedy, at its option, is to negotiate with us in good faith on the conversion cost based on market prices in the industry.

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

In December 2006, TCBY entered into two new Supply Agreements, both dated effective as of December 5, 2006 to replace TCBY’s former relationship with Americana Foods LP (Americana”).  The first Supply Agreement, between TCBY and Scott Brothers Dairy, Inc. (“Scott Brothers”), provides for manufacturing of TCBY’s soft-serve frozen yogurt products.  The second Supply Agreement, between TCBY and Yarnell Ice Cream Company, Inc. (“Yarnell”), provides for manufacturing of TCBY’s hand-scooped frozen yogurt products.  Under the Supply Agreements, Scott Brothers and Yarnell will make the frozen yogurt products available to TCBY’s designated distributors, who will purchase the products for resale to TCBY franchisees.  Each Supply Agreement has an initial term of three years and includes provisions related to licensing of TCBY’s marks for purposes of production; pricing, payment, invoicing and collection; inventory controls; quality standards and assurance; indemnification and confidentiality.

7.   Related-Party Transactions

Amounts Due To Affiliates

The amounts due to affiliates are comprised of amounts due to MFOC, MFH and MFC at December 30, 2006 and December 31, 2005 (in thousands):

	December 30,	December 31,
	2006	2005
MFC — tax sharing	$3,166	$3,138
MFOC	349	538
MFH	273	273
	$3,788	$3,949

Management Agreement with MFOC

In connection with the reorganization (see Note 1), the Company entered into a management agreement with MFOC, pursuant to which the Company provides business and organizational strategy, financial and investment management and other executive-level management services to MFOC and its subsidiaries (other than the Company) upon the terms and subject to the conditions set forth in the management agreement.  As compensation for these services, on a monthly basis, MFOC reimburses the Company the allocated costs of the fixed general and administrative functions plus the variable general and administrative functions dedicated to the providing of these services as determined in good faith by the Company and MFOC.  These reimbursement amounts are intended to reflect the actual costs of providing these services and are not intended to generate revenues for the Company.  Management expects that the reimbursement amounts will decrease over time as MFOC reduces its store operations.

The management agreement also provides that any amounts received by a party to the management agreement that, pursuant to its terms, is the property of the other party, promptly shall be remitted to such other party.  It is intended that the management agreement will continue in effect until the expiration of all store leases for which MFOC is the lessee.  For the years ended December 30, 2006, December 31, 2005 and the period from the reorganization through January 1, 2005, MFOC reimbursed the Company $512,000, $2.4 million and $2.8 million, respectively, for management services provided under the management agreement.

Franchise Agreements with MFOC

Concurrent with the completion of the reorganization (see Note 1), certain of the Company’s brand franchisor subsidiaries entered into franchise agreements with MFOC, which permit MFOC to sell and distribute the Company’s products in MFOC’s owned stores upon payment of franchise royalties and other amounts required under the franchise agreements.  These franchise agreements are similar to the Company’s standard form of franchise agreement, except that the Company did not charge MFOC an up-front franchising fee for stores open as of the date of the franchise agreements in recognition of the fact that the stores owned and operated by MFOC were operated prior to giving effect to the reorganization.

These franchise agreements are terminable by the Company in the event of non-payment of the franchise royalties for a period of 10 days, followed by a 10-day opportunity to cure, or other material violation of the franchise agreements.  The aggregate amount of franchise royalties paid to the Company by MFOC for the years ended December 30, 2006 and December 31, 2005 and for the period from the reorganization through January 1, 2005 was $120,000, $689,000 and $2.8 million, respectively.

MFOC Sublease

Concurrent with the completion of the reorganization (see Note 1), the Company entered into an assignment agreement whereby the lease for the corporate headquarters was assigned from MFOC to the Company.  MFOC then entered into a sublease with the Company and will pay the Company, over the term of the sublease, agreed rental payments that have been established based on estimated usage of the headquarters by their personnel.  For the years ended December 30, 2006 and December 31, 2005 and the period from the reorganization through January 1, 2005, MFOC paid rent of $93,000, $289,000 and $220,000, respectively, to the Company.  During fiscal 2007, no rental payments will be received from MFOC under this agreement.

MFOC Collection Agency Agreement

Concurrent with the completion of the reorganization (see Note 1), the Company entered into a collection agency agreement with MFOC under which the Company agreed to act as MFOC’s collection agent for subtenant rental payments made by the Company’s franchisees who operate stores previously owned by MFOC on which MFOC remains as the tenant.  The Company does not separately charge MFOC for this service, rather, the performance of this service is considered part of the management agreement with MFOC.

Insurance Allocation Agreement with MFC

Concurrent with the completion of the reorganization (see Note 1), the Company entered into an insurance allocation agreement with MFC under which the Company agreed to make certain payments to MFC in respect to the Company’s share of certain insurance costs, allocated based on the Company’s estimation of the appropriate risk of loss of each of MFC’s subsidiaries.  The insurance allocation agreement also provides for the allocation of workers’ compensation costs based on the respective employee payroll and employment category risk factor of each of MFC’s subsidiaries that generates payroll.  For the years ended December 30, 2006 and December 31, 2005 and the period from the reorganization through January 1, 2005, the Company paid MFC $1.1 million, $1.3 million and $925,000, respectively, for the Company’s share of insurance costs. Cash payments made by the Company to MFC under the insurance allocation agreement are permitted under the Indenture and do not decrease dividends or payments that may be made to parent entities of the Company under the Indenture’s available baskets.

Benefits Agreement with MFOC

Concurrent with the completion of the reorganization (see Note 1), the Company entered into a benefits agreement with MFOC under which the Company agreed to make certain payments to MFOC in respect to the Company’s share of employee benefits costs based on the number of the Company’s employees.  Costs associated with the Company’s employees providing services to MFOC under the management agreement are allocated consistent with the shared expenses under the management agreement.  For the years ended December 30, 2006 and December 31, 2005 and the period from the reorganization through January 1, 2005, the Company paid MFOC $3.3 million, $2.9 million and $1.9 million, respectively, for the Company’s share of employee benefits costs. Cash payments made by the Company to MFOC under the benefits agreement are permitted under the Indenture and do not decrease dividends or payments that may be made to parent entities of the Company under the Indenture’s available baskets.

Shadewell Grove Holdings, LLC and Shadewell Grove IP, LLC

Prior to 2004, the Company had entered into various trademark license agreements and exclusively licensed certain recipes to Nonni’s Food Company, Inc. (“Nonni’s”), a manufacturer and distributor of soft baked cookies.  In addition, the Company owned warrants to purchase 111,111 shares of Nonni’s common stock at an exercise price of $10.775.   In March 2004, Nonni’s was acquired by a third party investor in a stock purchase (the “Nonni’s Purchase”).  As part of the Nonni’s Purchase, in consideration for the sale of the warrants to purchase 111,111 shares of Nonni’s common stock, the Company was to receive an aggregate of $1.3 million, of which approximately $200,000 was being held in an escrow account pending post-closing adjustments related to the Nonni’s Purchase.   As a result, the Company recorded a gain on the sale of these warrants of $1.1 million in other income in the consolidated statement of operations during the year ended January 1, 2005.  The Company received $122,000 in January 2006 from Nonni’s as final settlement related to the amount previously held in escrow and recorded a gain on the sale of the warrants in other income in the consolidated statement of operations and comprehensive income (loss) during the first quarter of fiscal 2006.

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

In March 2005 and December 2004, the Company paid Shadewell Holdings approximately $48,000 and $102,000, respectively, for additional preferred units of Shadewell Holdings to maintain its pro-rata ownership of Shadewell Holdings.  This investment is recorded in other assets in the consolidated balance sheet as of December 31, 2005 and was written off to loss on sale of non-marketable securities during the year ended December 30, 2006.  The Company has appointed John Lauck, one of its executive officers, to represent the Company as a director of Shadewell Holdings.

Shadewell, a wholly-owned subsidiary of Shadewell Holdings, had licenses to develop, manufacture and distribute ready-to-eat shelf stable cookie products utilizing the Mrs. Fields trademarks, service marks and trade names through retail distribution channels and designated food service distribution channels.  Shadewell also has a license to market and distribute high quality, pre-packaged chocolate chips utilizing the Mrs. Fields trademarks, service marks and trade names through designated retail distribution channels.  For the years ended December 30, 2006, December 31, 2005, and January 1, 2005, the Company earned royalty and licensing revenues associated with the licensing and recipe sales agreements of $420,000, $2.3 million and $3.1 million, respectively.

In December 2004, the Company terminated the license agreement with Shadewell to market and distribute high quality, frozen cookie dough products utilizing the Mrs. Fields trademarks, service marks and trade names to the food away from home industry through designated food service distribution channels.  Among other reasons, the Company pursued the termination of this license to better align the Company’s interests with those of the Company’s franchisees.  The Company paid Shadewell a termination fee of $1.1 million and in return received from Shadewell an indemnification and release of any and all claims arising from the license agreement.  The termination fee was recorded in licensing expenses in the consolidated statement of operations for the year ended January 1, 2005.

Until June 27, 2006, Shadewell continued to operate under the terminated License Agreements.  On June 27, 2006, MFF and Shadewell entered into a consulting agreement (the “Shadewell Consulting Agreement”) whereby Shadewell employees would provide consulting and training services to MFF employees through August 28, 2006 to assist MFF in establishing its own business selling products through designated retail distribution channels.  The Shadewell Consulting Agreement was extended through October 28, 2006.  Shadewell received for its services a fee of $395,000, which was paid during the third quarter 2006.

On July 5, 2006, MFF began operating its new branded retail business, including selling products to retail customers directly or through brokers, purchasing inventory from contract manufacturers and arranging for distribution of products to these customers.  As a result, management anticipates the use of significant cash to operate the business while it identifies a new licensee or develops another strategy for the operation of the type of business formerly operated by Shadewell.

Co-marketing and Supply Agreement

Americana was owned by an entity in which a limited partner of the entity is a subsidiary of a significant shareholder of MFC.  Americana manufactured yogurt-based products, ice cream and novelty items for sale and distribution to TCBY’s franchisees and distributors under the TCBY Supply Agreement dated November 19, 2002 (the “Exclusive Supply Agreement”).  In October 2006, TCBY was notified that on October 11, 2006, CB Americana, LLC, the general partner of Americana, filed an Involuntary Petition (“Involuntary Petition”) with the United States Bankruptcy Court for the Northern District of Texas, naming Americana as a debtor under Chapter 7 of the Bankruptcy Code. Americana was the principal supplier of TCBY’s frozen yogurt products under the Exclusive Supply Agreement.  Production of TCBY products at Americana has ceased in connection with the Involuntary Petition.

In addition, Americana owed TCBY approximately $585,000 for amounts collected by Americana on behalf of TCBY for product sold and for decreases in the price of commodities that TCBY was entitled to receive from Americana under the Supply Agreement.  During the third quarter of 2006, TCBY recorded bad debt expense of approximately $585,000 and has written off this receivable.

Under the TCBY Supply Agreement, the Company recognized revenues related to the product manufactured by Americana of $8.6 million, $9.6 million and $11.7 million for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively. In addition, Americana sold TCBY branded frozen specialty products and private label products through retail channels and paid TCBY a portion of the sales price under the TCBY Supply Agreement.  TCBY invoiced Americana $606,000, $711,000 and $930,000 for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively, relating to TCBY’s portion of these sales.  As a result of these sales, TCBY must reimburse Americana for certain costs.  Americana invoiced TCBY $45,000, $180,000 and $381,000 for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively, relating to the reimbursement of these costs.

8.   Employee Benefit Plans

MFOC sponsors the Mrs. Fields’ Original Cookies, Inc. 401(k) Retirement Savings Plan (the “Plan”) for all eligible employees of MFOC and its subsidiaries.  Under the terms of the Plan, employees may make contributions to the Plan.  For the years ended December 30, 2006, December 31, 2005 and January 1, 2005, a portion of the employee contributions to the Plan were matched by contributions from the Company at the rate of 100 percent of the first three percent of employee contributions plus 50 percent of the next two percent of employee contributions.  The total matching contributions made by the Company to the Plan for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 were approximately $405,000, $349,000 and $294,000, respectively.

9.   Reportable Segments

Operating segments are components of the Company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance.  This information is reported on the basis that it is used internally for evaluating segment performance.  The Company has four reportable operating segments; franchising, gifts, branded retail and licensing.  The accounting policies for the segments are the same as those discussed in the summary of significant accounting policies (see Note 2).  Sales and transfers between segments are eliminated in consolidation.

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

The branded retail segment consists of sales generated directly from the sale of Mrs. Fields products through various retail channels.  As a result of terminating certain licensing agreements, the Company began operating a new branded retail business in July 2006.  The Company determined that with these new business activities, the branded retail segment constituted a reportable segment under SFAS No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” and has restated the corresponding items of segment information for prior periods to conform to the current year’s presentation.  Prior to this year, our revenues and operating expenses associated with branded retail activities did not meet the quantitative thresholds of SFAS 131 and were included in other revenues and other operating expenses.

The licensing segment consists of other licensing activities from third parties for the sale of products bearing the Company’s brand names.

The Company evaluates the performance of each segment based on contribution.  Contribution is computed as the difference between the revenues generated by a reportable segment and the selling and occupancy expenses, cost of sales and direct operating expenses related to that reportable segment.  Contribution is used as a measure of the operating performance of an operating segment.  The Company does not allocate any indirect general and administrative expense, interest expense, depreciation and amortization or assets to its reportable operating segments.

Segment revenues and contribution for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 are presented in the following table (in thousands):

	For the Fiscal Year Ended
	December 30,	December 31,	January 1,
Total Company	2006	2005	2005
Revenues:
Franchising	$53,053	$53,528	$55,913
Gifts	30,708	30,136	25,849
Branded retail	10,989	272	353
Licensing	1,838	4,016	4,945
	$96,588	$87,952	$87,060
Contribution:
Franchising	$29,013	$31,782	$34,020
Gifts	(1,671)	1,718	5,116
Branded retail	(408)	53	206
Licensing	427	2,884	3,429
	$27,361	$36,437	$42,771

The reconciliation of contribution to net income (loss) for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 is as follows (in thousands):

	For the Fiscal Year Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
Contribution	$27,361	$36,437	$42,771
General and administrative expense	(11,661)	(8,527)	(9,727)
Stock compensation expense	—	—	(75)
Other operating expense, net	—	—	(249)
Interest expense, net	(20,892)	(20,943)	(24,905)
Other (expense) income	(28)	—	1,054
Depreciation and amortization	(4,553)	(3,976)	(4,053)
Impairment of goodwill and intangible assets	(14,568)	(43,707)	—
Benefit (provision) for income taxes	2,413	2,808	(2,254)
Income (loss) from continuing operations	(21,928)	(37,908)	2,562
Income from discontinued operations (net of income taxes of $0, $0 and $65, respectively)	—	—	104
Net income (loss)	$(21,928)	$(37,908)	$2,666

The fixed assets and inventories of the Company primarily relate to the Company’s Great American Cookies manufacturing facility, branded retail segment, gifts business segment and related activities.  Assets relating to franchising and licensing activity are primarily amounts due from franchisees and licensees and goodwill relating to franchising concepts.

Revenues from franchisees, customers and licensees within the United States were $93.0 million, $86.5 million and $86.1 million or 96.3 percent, 98.3 percent and 98.9 percent of total revenues for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.  Revenues from international franchisees, customers and licensees were $3.6 million, $1.5 million and $1.0 million or 3.7 percent, 1.7 percent and 1.1 percent of total revenues for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.  Revenues from any single foreign country were not material.  Providing geographical information regarding long-lived assets is impracticable.

For the years ended December 30, 2006, December 31, 2005 and January 1, 2005, the Company has one licensee that accounted for approximately $600,000, $700,000 and $900,000 or 33.1 percent, 17.7 percent and 18.8 percent of the revenues of the licensing segment; one licensee that accounted for approximately $600,000, $700,000 and $700,000 or 30.7 percent, 17.0 percent and 14.3 percent of the revenues of the licensing segment and; one licensee that accounted for approximately $400,000, $2.3 million and $3.1 million or 22.9 percent, 57.6 percent and 62.7 percent of the revenues of the licensing segment.

The Company has one customer in its gifts operating segment that accounted for $4.0 million, $3.6 million and $4.2 million or 13.0 percent, 11.8 percent and 16.2 percent of revenues of the gifts operating segment for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.  There were no other customers or licensees that accounted for more than ten percent of Mrs. Fields’ total revenues or any individual segment’s revenues.

10.   Supplemental Condensed Consolidating Financial Information

The Senior Secured Notes were issued by the Company and Mrs. Fields Financing Company, Inc., as co-issuers.  Mrs. Fields Financing Company, Inc. is a wholly-owned finance subsidiary of the Company.   The Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s domestic subsidiaries other than minor subsidiaries.  The Company has no independent assets or operations.  Therefore, supplemental financial information on a condensed consolidating basis of the guarantor subsidiaries is not required.  There are no restrictions on the Company’s ability to obtain cash dividends or other distributions of funds from the guarantor subsidiaries, except those imposed by applicable law.

11.   Liquidity and Capital Resources

Management has implemented plans to reduce operating costs, as evidenced by its management reorganization plan.  The Company believes, based on historical results and current projections, its reorganization and control of operating expenses, that the cash currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next 12 months.  The Company is also exploring potential equity contributions, permissible loans and other financing as additional sources of cash.  Failure to achieve the anticipated benefit from its management reorganization may result in the Company’s inability to continue operations in its current state and would have a material adverse impact on its operations.  Accordingly, there can be no assurance that actual results will meet or exceed the Company’s projections or that the Company’s future operating activities will generate sufficient cash to meet its cash requirements for the next 12 months.