Form 10-Q
period 2007-03-31
MRS FIELDS FAMOUS BRANDS LLC
filed 2007-05-15
CIK 1288407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
YES ☐     NO ☒

On May 14, 2007, 100 common interests of registrant were outstanding, all of which are held by an affiliate.  There is no established trading market for registrant's common interests.

MRS. FIELDS FAMOUS BRANDS, LLC

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MRS. FIELDS FAMOUS BRANDS, LLC

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	March 31,	December 30,
	2007	2006
ASSETS:
Cash and cash equivalents	$5,676	$15,963
Receivables, net of allowance for doubtful accounts of $809 and $692, respectively	8,388	10,639
Amounts due from affiliates	41	—
Inventories	3,799	3,977
Prepaid expenses and other	686	720
Deferred tax asset	—	734
Total current assets	18,590	32,033

Property and equipment, net	7,655	8,169
Goodwill	64,115	64,115
Trademarks and other intangible assets, net	10,253	10,745
Deferred loan costs, net of accumulated amortization of $11,097 and $10,810, respectively	5,830	6,118
Deferred tax asset	—	9
Other assets	358	531
Total assets	$106,801	$121,720

LIABILITIES AND MEMBER’S DEFICIT:
Accounts payable	$4,558	$9,621
Accrued liabilities	8,764	14,750
Amounts due to affiliates	3,439	3,788
Current portion of capital lease obligations	121	119
Current portion of deferred revenues	1,138	1,069
Total current liabilities	18,020	29,347

Long-term debt	195,747	195,747
Capital lease obligations, net of current portion	353	385
Deferred revenues, net of current portion	667	751
Other liabilities	1,202	1,254
Total liabilities	215,989	227,484

Commitments and Contingencies

Member’s deficit	(109,035)	(105,614)
Accumulated other comprehensive loss	(153)	(150)
Total member’s deficit	(109,188)	(105,764)
Total liabilities and member’s deficit	$106,801	$121,720

See accompanying notes to unaudited condensed consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands)

(Unaudited)

	13 Weeks Ended
	March 31,	April 1,
	2007	2006
REVENUES:
Mrs. Fields	$11,482	$7,962
GAC/Pretzels	7,736	7,490
Dairy	2,345	2,763
Total revenues	21,563	18,215

OPERATING COSTS AND EXPENSES:
Mrs. Fields	10,058	7,401
GAC/Pretzels	3,717	3,795
Dairy	1,842	1,595
General and administrative	2,406	2,908
Depreciation	526	416
Amortization	517	538
Gain on sale of land held for sale	(128)	—
Total operating costs and expenses	18,938	16,653
Income from operations	2,625	1,562
Interest expense, net	(5,293)	(5,230)
Other income	—	122
Loss before provision (benefit) for income taxes	(2,668)	(3,546)
Provision (benefit) for income taxes	10	(1,441)

Net loss	$(2,678)	$(2,105)

COMPREHENSIVE LOSS:
Net loss	$(2,678)	$(2,105)
Foreign currency translation adjustment	(3)	(2)
Comprehensive loss	$(2,681)	$(2,107)

See accompanying notes to unaudited condensed consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	13 Weeks Ended
	March 31,	April 1,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,678)	$(2,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,043	954
Amortization of deferred loan costs	288	300
Gain on non-marketable securities	—	(122)
Gain on sale of land held for sale	(128)	—
Deferred income taxes	—	(160)
Changes in assets and liabilities:
Receivables	2,251	1,064
Inventories	178	318
Prepaid expenses and other	34	(598)
Other assets	(2)	(89)
Accounts payable	(5,063)	(3,754)
Accrued liabilities	(5,986)	(5,817)
Amounts due to/from affiliates	(390)	(1,459)
Deferred revenues	(15)	247
Other liabilities	(52)	—
Net cash used in operating activities	(10,520)	(11,221)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of non-marketable securities	—	122
Proceeds from sale of land held for sale	278	—
Purchases of property and equipment	(12)	(522)
Net cash provided by (used in) investing activities	266	(400)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital leases	(30)	(26)
Net cash used in financing activities	(30)	(26)
Effect of foreign exchange rate changes on cash	(3)	(2)
Net decrease in cash and cash equivalents	(10,287)	(11,649)
Cash and cash equivalents at beginning of period	15,963	23,664
Cash and cash equivalents at end of period	$5,676	$12,015

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$10,261	$10,261
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distribution to parent under tax allocation agreement	$743	$—

See accompanying notes to unaudited condensed consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Description of Business

Mrs. Fields Famous Brands, LLC and subsidiaries (the “Company”) is a wholly-owned subsidiary of Mrs. Fields’ Original Cookies, Inc. (“MFOC”).  MFOC is a wholly-owned subsidiary of Mrs. Fields’ Holding Company, Inc. (“MFH”) and MFH is a wholly-owned subsidiary of Mrs. Fields’ Companies, Inc. (“MFC”).

On December 31, 2006, the Company restructured and reorganized its resources to focus primarily on the areas management identified as vital to the future growth of the Company’s brands.  As part of this reorganization, the Company formed three business units and appointed presidents for each business unit, which include Mrs. Fields, TCBY (“Dairy”), and the combined group of Great American Cookies, Pretzel Time and Pretzelmaker (“GAC/Pretzels”).  Each of the presidents is responsible for operations of their respective business unit.  Operating segments are components of the Company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance.  As a result of the reorganization, the Company’s reportable segments have changed from the four previously reported segments, namely franchising, gifts, branded retail, and licensing, to six operating segments as follows:

• Mrs. Fields Gifts • Mrs. Fields Branded Retail • Mrs. Fields Franchising • Mrs. Fields Licensing • GAC/Pretzels • Dairy	(collectively “Mrs. Fields”)

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has restated the segment disclosures for the 13 weeks ended April 1, 2006 to conform to the presentation of the new operating segments.

2.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information the instructions to Form 10-Q and Article 10 of Regulation S-X.   Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Income per common interest information is not presented because the Company is wholly-owned by MFOC and, therefore, its common interests are not publicly traded.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2006 contained in the Company’s Annual Report on Form 10-K.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

In connection with the Company’s reorganization and change in business segments, certain prior year amounts in the audited consolidated financial statements and supporting note disclosures have been reclassified to conform to the current year presentation. The Company reclassified prior year revenues and expenses as follows:

•              Franchising to the Mrs. Fields, GAC/Pretzels and Dairy business units; and

•              Gifts, Branded Retail and Licensing to the the Mrs. Fields business unit.

Such reclassification did not impact previously reported net loss or accumulated deficit.

3.  Receivables

Most of the Company’s receivables are due from domestic and international franchisees, distributors, licensees and corporate customers of Mrs. Fields Gifts and Mrs. Fields Branded Retail.  These receivables are composed of normal trade accounts receivable and longer-term notes receivable.  Service charges may be assessed on past due invoices but any revenue associated with these charges is only recognized when collected.  The Company maintains an allowance for doubtful accounts to cover potential losses.  This allowance is the Company’s best estimate of the amount of probable collection losses in the Company’s existing trade accounts receivable.  The Company determines the allowance based upon historical write-off experience and individual facts and circumstances associated with individual debtors.  If the assumptions that are used to determine the allowance for doubtful accounts change, the Company may have to provide for a greater level of expense in future periods or reverse amounts provided for in prior periods.

Prior to fiscal 2001, TCBY Systems, LLC (“TCBY”), a wholly-owned subsidiary of the Company, extended credit from time to time in the form of notes receivable to franchisees and certain of these notes receivable remain outstanding.  Notes receivable from franchisees are primarily collateralized by equipment located at the franchisees’ stores.  These notes bear interest at market rates at the time the notes were issued and mature at various dates through April 2009.  TCBY regularly reviews the notes for non-performance.  Notes that are considered non-performing are placed on a non-accrual status when the collectibility of principal or interest becomes uncertain.  During the 13 weeks ended March 31, 2007 and April 1, 2006, TCBY recognized no interest income pertaining to these notes receivable.

Prior to fiscal 2001, TCBY factored various notes receivable aggregating $2.1 million.  Under the terms of the factoring agreement, TCBY is ultimately responsible to the factoring agent for the realizability of the notes receivable.  In the event of non-performance, the factoring agent has recourse against TCBY to a maximum level of $233,000 and $269,000 as of March 31, 2007 and December 30, 2006, respectively, which the Company has reserved 100 percent for this potential recourse liability.  This reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

Notes receivable are composed of the following (in thousands):

	March 31,	December 30,
	2007	2006
Performing notes	$44	$59
Allowance for doubtful accounts	(16)	(19)
	$28	$40

The activity in the allowance for doubtful accounts for notes receivable is as follows (in thousands):

	For the 13 Weeks Ended
	March 31,	April 1,
	2007	2006
Beginning balance	$19	$69
Reversals, net	(3)	(11)
	$16	$58

4.  Inventories

Inventories, consisting of finished goods, raw materials, novelties and packaging, are stated at the lower of cost (first-in, first-out method) or market value.  Inventories are composed of the following (in thousands):

	March 31,	December 30,
	2007	2006
Finished goods	$1,534	$1,663
Raw Materials	983	1,071
Novelties	905	803
Packaging	377	440
	$3,799	$3,977

5.  Property and Equipment

Equipment and fixtures are stated at cost less accumulated depreciation and are depreciated over three to seven years using the straight-line method.  Leasehold improvements are stated at cost less accumulated depreciation and are depreciated over the shorter of the term of the lease or the estimated useful life using the straight-line method.  Property and equipment are composed of the following (in thousands):

	March 31,	December 30,
	2007	2006
Equipment and fixtures	$11,689	$11,682
Leasehold improvements	7,003	6,997
Land	240	240
	18,932	18,919
Less accumulated depreciation	(11,277)	(10,750)
	$7,655	$8,169

Property and equipment at March 31, 2007 and December 30, 2006 included gross assets acquired under capital leases of $718,000 and related accumulated depreciation of $290,000 and $259,000, respectively.

Expenditures that materially extend useful lives of property and equipment are capitalized.  Routine maintenance, repairs and renewal costs are expensed as incurred.  Gains or losses from the sale or retirement of property and equipment are recorded in income from operations.

Included in leasehold improvements at March 31, 2007 is $1.3 million, less $115,000 of accumulated depreciation, representing amounts for tenant improvements provided as lease incentives by the lessor related to the lease for the Company’s new gifting operations facility.  Deferred rent at March 31, 2007 and December 31, 2006 of $125,000 is included in accrued liabilities and $1.0 million in other liabilities relating to these lease incentives.  The total amount of these leasehold improvements and deferred rent are amortized over the life of the lease.

During the 13 weeks ended March 31, 2007, the Company sold land held for sale for $278,000, resulting in a gain of $128,000.  Land held for sale at December 30, 2006 was included in other assets.

6.  Goodwill, Trademarks and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually in accordance with the provisions of SFAS 142.  SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and be reviewed for impairment in accordance with SFAS No. 144 (“SFAS 144”), “Accounting for Impairment or Disposal of Long-Lived Assets.”

The following outlines the Company’s goodwill by operating segment (in thousands):

	March 31,	December 30,
	2007	2006
GAC/Pretzels	$54,913	$54,913
Mrs. Fields Franchising	5,491	5,491
Mrs. Fields Gifts	1,859	1,859
Mrs. Fields Licensing	1,852	1,852
	$64,115	$64,115

The Mrs. Fields Branded Retail and Dairy operating segments had no goodwill at March 31, 2007 and December 30, 2006.

7.  Accrued Liabilities

Accrued liabilities are composed of the following (in thousands):

	March 31,	December 30,
	2007	2006
Accrued liabilities	$5,310	$5,452
Accrued compensation and benefits	1,602	1,408
Accrued severance	941	1,856
Accrued interest payable	911	6,034
	$8,764	$14,750

The accrued severance at March 31, 2007 and December 30, 2006 relates primarily to severance accrued as a result of the Company’s reorganization in January 2007 resulting in a reduction of personnel.  In accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits – An Amendment to FASB Statements No. 5 and No. 43,” the Company accrued approximately $1.7 million of severance costs in fiscal 2006 related to this reorganization as it was probable and estimable at December 30, 2006.

The activity in accrued severance for the 13 weeks ended March 31, 2007 is as follows (in thousands):

March 31,
2007
Beginning balance	$1,856
Payments	(915)
$941

8.  Related-Party Transactions

The amounts due to/from affiliates are composed of the following (in thousands):

	March 31,	December 30,
	2007	2006
Amounts due from affilates:
MFOC	$41	$—

Amounts due to affilates:
MFC - tax sharing	$3,166	$3,166
MFOC	—	349
MFH	273	273
	$3,439	$3,788

The Company has a tax allocation agreement with MFC pursuant to which the Company agreed to make payments to MFC, after taking into account payments the Company makes directly to tax authorities, based on the Company’s stand-alone consolidated federal income tax liability, determined as if the Company and its subsidiaries constituted their own consolidated group for federal income tax purposes.  The Company will not be permitted to make these payments to MFC, unless the MFC federal tax liability exceeds the Company’s stand-alone federal tax liability, until it meets certain financial ratios and is otherwise in compliance with the terms of the indenture governing the 9 percent senior secured notes and the 11½ percent senior secured notes (together, the “Senior Secured Notes”).

Additionally, the tax allocation agreement with MFC does not allow for the carry-back of net operating losses.  Under the tax allocation agreement, the Company’s net operating losses must be carried forward when determining payment to MFC.  As a result, the current benefit of the federal net operating loss of $743,000 was recorded as a distribution to parent for the 13 weeks ended March 31, 2007.

9.  Reportable Segments

As disclosed in Note 1, the Company changed their reporting segments as a result of the reorganization of the Company’s business units.

The Company has the following six reportable operating segments:

• Mrs. Fields Gifts • Mrs. Fields Branded Retail • Mrs. Fields Franchising • Mrs. Fields Licensing • GAC/Pretzels • Dairy	(collectively “Mrs. Fields”)

The accounting policies for the segments are the same as those discussed in the summary of significant accounting policies in Note 2 to the Company’s Annual Report on Form 10-K.  Sales and transfers between segments are eliminated in consolidation.

The Mrs. Fields Franchising, GAC/Pretzels and Dairy operating segments include revenues received either directly or indirectly from cookie, yogurt and pretzel stores, which are owned and operated by third parties.  These revenues include initial franchise or license fees, monthly royalties based on a percentage of a franchisee’s gross sales, sales of cookie dough that the Company produces and certain product formulation fees and supplier allowances which are based upon sales to franchisees.

The Mrs. Fields Gifts operating segment includes sales generated from the Company’s gift catalog and website.

The Mrs. Fields Branded Retail operating segment includes sales generated directly from the sale of Mrs. Fields products through various retail channels.  As discussed in Note 9 “Reportable Segments” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 21, 2007, the Company commenced selling shelf stable cookies in July 2006 directly through retail channels following the termination of certain license agreements.  Prior to this time, our branded retail activities consisted only of sales of Mrs. Fields branded cookie dough directly through retail channels.

The Mrs. Fields Licensing operating segment includes licensing activity with third parties for the sale of products bearing the Company’s brand names.

The Company evaluates performance of each operating segment based on contribution.  Contribution is computed as the difference between the revenues generated by a reportable segment and the selling and occupancy expenses, cost of sales and direct operating expenses related to that reportable operating segment.  Contribution is used as a measure of the operating performance of an operating segment.  The Company does not allocate any general and administrative expenses, interest expense, depreciation and amortization or assets to its reportable operating segments.

Segment revenues and contribution are presented in the following table (in thousands):

	For the 13 Weeks Ended
	March 31,	April 1,
	2007	2006
Revenues:
Mrs. Fields Gifts	$4,895	$5,178
Mrs. Fields Branded Retail	4,503	34
Mrs. Fields Franchising	1,884	2,110
Mrs. Fields Licensing	200	640
Total Mrs. Fields	11,482	7,962
GAC/Pretzels	7,736	7,490
Dairy	2,345	2,763
	$21,563	$18,215
Contribution:
Mrs. Fields Gifts	$(484)	$(1,454)
Mrs. Fields Branded Retail	394	(1)
Mrs. Fields Franchising	1,324	1,605
Mrs. Fields Licensing	190	411
Total Mrs. Fields	1,424	561
GAC/Pretzels	4,019	3,695
Dairy	503	1,168
	$5,946	$5,424

The reconciliation of contribution to loss before provision (benefit) for income taxes is as follows (in thousands):

	For the 13 Weeks Ended
	March 31,	April 1,
	2007	2006
Contribution	$5,946	$5,424
General and administrative expenses	(2,406)	(2,908)
Depreciation and amortization	(1,043)	(954)
Gain on sale of land held for sale	128	—
Interest expense, net	(5,293)	(5,230)
Other income	—	122
Loss before provision (benefit) for income taxes	$(2,668)	$(3,546)

The fixed assets and inventory of the Company primarily relate to the Company’s GAC/Pretzel manufacturing facility, Mrs. Fields Branded Retail operating segment, Mrs. Fields Gifts operating segment and related activities.  Assets relating to the Mrs. Fields Franchising operating segment, the Dairy operating segment and the Mrs. Fields Licensing operating segment are primarily amounts due from franchisees and licensees and goodwill relating to franchising concepts.

Revenues from franchisees, customers and licensees within the United States of America were $20.8 million and $17.9 million or 96.3 percent and 98.4 percent of total revenues for the 13 weeks ended March 31, 2007 and April 1, 2006, respectively.  Revenues from international franchisees, customers and licensees were $800,000 and $300,000 or 3.7 percent and 1.6 percent of total revenues for the 13 weeks ended March 31, 2007 and April 1, 2006, respectively.  Revenues from any single foreign country were not material.  Providing geographical information regarding long-lived assets is impracticable.

The Mrs. Fields, GAC/Pretzels and Dairy Franchising business units are not dependent upon any single franchisee.

The Mrs. Fields Gifts operating segment has one customer that accounted for $743,000 and $918,000, or 15.2 percent and 17.7 percent of revenues for the 13 weeks ended March 31, 2007 and April 1, 2006, respectively.

The Mrs. Fields Branded Retail operating segment is not dependent upon any single customer.

For the 13 weeks ended March 31, 2007 and April 1, 2006, respectively, the Mrs. Fields Licensing operating segment had one licensee that accounted for approximately $84,000 and $119,000 or 41.9 percent and 18.6 percent of the revenues; one licensee that accounted for approximately $32,000 and $0 or 15.9 and 0 percent of the revenues; one licensee that accounted for approximately $30,000 and $30,000 or 15.0 percent and 4.7 percent of the revenues; one licensee that accounted for approximately $18,000 and $365,000 or 9.0 percent and 57.1 percent of the revenues; and one licensee that accounted for approximately $0 and $91,000 or 0 percent and 14.2 percent of the revenues.  A majority of the 2006 licensing revenues were attributable to licenses that have been terminated.

10.  Share-Based Compensation

Phantom Stock Plan

Effective May 23, 2004, the Board of Directors of MFC approved adoption of the Phantom Stock Plan of Mrs. Fields’ Companies, Inc. (the “Phantom Plan”).  The purpose of the Phantom Plan is to provide long-term incentives to key employees of MFC or its subsidiaries (the “Participants”) as determined by the Compensation Committee of the Board of Directors (the “Committee”).  The Phantom Plan is unfunded and Participants do not receive any payment under the Phantom Plan until the completion of the first to occur of: (i) a sale of substantially all of the assets of MFC; (ii) a public offering of MFC’s Common Stock where MFC receives proceeds, net of any underwriter’s discounts and expenses, of not less than $50 million; or (iii) any stock sale, merger or other transaction where the owners of Common Stock immediately before the transaction do not own in excess of 50 percent of the common stock of the entity surviving such sale, merger or other transaction (a “Triggering Event”).

Participants receive performance units in amounts recommended by the Chief Executive Officer and determined by the Committee.  Once issued, performance units may only be forfeited upon certain events, such as a participant’s voluntary termination or termination for cause.  Additionally, the Phantom Plan may be terminated by the Board of Directors at any time at its sole discretion.  Upon the completion of a Triggering Event, Participants receive payments reflecting the number and value of their performance units at the time of the completion of the Triggering Event.  Payments to Participants may be made in cash or through issuance of equity securities of MFC, as determined by the Committee, at which time compensation expense will be recognized.  The value of a performance unit at the completion of a Triggering Event is the value of one share of common stock of MFC as determined in good faith by the Board of Directors.  If the Board of Directors determines the need, it may seek the advice of an independent advisor.

The maximum number of performance units that may be granted under the Phantom Plan is one million units. Subdivisions, splits or combinations involving MFC’s Common Stock will proportionately affect the number of performance units that have been awarded under the Phantom Plan.  In May 2004, the Committee approved the grant of up to 392,418 performance units allocated among Participants as determined by the Committee.  In March 2006, the Committee approved the grant of up to 182,274 additional units to Participants identified by the Committee, resulting in total authorized grants of up to 574,692 performance units.  During the 13 weeks ended March 31, 2007, there were no performance units granted to Participants. Future grants, if any, shall also be determined by the Committee.  As of March 31, 2007 and December 31, 2006, a total of 460,130 performance units are issued and outstanding.

SFAS No. 123(R) (“SFAS (R)”), “Share-Based Payment”, applies to all of the Company’s outstanding grants under the Phantom Plan.  There are no other employee share-based payment awards outstanding.  Compensation costs for the grants under the Phantom Plan will be recognized upon the completion of a Triggering Event.  Accordingly, no compensation costs have been recognized in the statement of operations for the 13 weeks ended March 31, 2007 or April 1, 2006.

Employee Stock Option Plan

Effective September 1, 2004, MFC terminated its Employee Stock Option Plan pursuant to the provisions of the plan.  No further options will be granted under the plan.  Valid and outstanding options granted to plan participants prior to termination were unaffected by the termination.  The remaining 10,000 outstanding options expired without exercise in March 2007.  As of the 13 weeks ended March 31, 2007, there were no issued or outstanding options under the Employee Stock Option Plan.

Director Stock Option Plan

Members of the Company’s Board of Managers, other than officers of the Company, are qualified to participate in MFC’s Director Stock Option Plan.  Under MFC’s Director Stock Option Plan, a committee of the Board of MFC is authorized to administer the Plan and has the power, among other things, to grant awards of options for common stock of MFC to outside directors of MFC and its subsidiaries, including the Company.  MFC’s Director Stock Option Plan provides for the issuance of time vested options, which vest 25 percent per year on the anniversaries of the dates on which they are granted and vest in full upon a change of control of MFC or the Company.  A total of 100,000 shares of common stock of MFC are reserved for issuance under MFC’s Director Stock Option Plan and as of March 31, 2007 there were outstanding options providing for the issuance of up to 60,672 of those shares.  During the quarter ended March 31, 2007, there were no additional stock option grants awarded to the non-executive Managers.  Common stock of MFC issued under the Director Stock Option Plan is subject to customary restrictions on transfer.  Compensation costs for the grants under the Director Stock Option Plan are recognized over the vesting period of the grant.  The compensation costs for the 13 weeks ended March 31, 2007 or April 1, 2006 were insignificant.

11.  Commitments and Contingencies

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

12.  Supplemental Condensed Consolidating Financial Information

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

13.  Recently Adopted Accounting Pronouncements

On December 31, 2006, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation requires that the Company recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.  In accordance with the provisions of FIN 48, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of deficit.

The adoption of FIN 48 did not have an impact on the Company’s consolidated financial statements.  At December 31, 2006 and through March, 31, 2007, the Company had no unrecognized tax benefits.  As of the date of adoption, there were no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from the date of adoption of FIN 48 or from March 31, 2007.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense.  There have been no interest or penalties recognized in the financial statements of the Company.

The Company is included in the consolidated income tax returns of MFC in the U.S. federal jurisdiction and in various state jurisdictions.  MFC is currently not under examination by any federal or state tax authority, but remains subject to income tax examinations for each of its open tax years which extend back to 2003 for federal income tax purposes and 2002 for state income tax purposes.

On December 31, 2006, the Company adopted Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”.  EITF 06-3 addresses which taxes assessed by a government authority should be considered and how these taxes should be presented in the income statement (i.e., gross versus net).  The Company records revenues net of state and local sales taxes.  The adoption of EITF 06- did not have a material impact on the Company’s financial position or results of operations.

14.  Accounting Pronouncements Not Yet Adopted

In February 2007, the FASB issued SFAS No. 159, (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”.  SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value.  Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt.  Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide warranty goods or services.  If the use of fair value is elected, any upfront cost and fees related to the item must be recognized in earnings and cannot be deferred.  The fair value election is irrevocable and generally made on an instrument-by-instrument basis even if a company has similar instruments that it elects not to measure at fair value.  At the adoption date, unrealized gains and losses on existing items for which the fair value option has been elected are reported as a cumulative adjustment to beginning retained earnings.  Subsequent to the adoption of SFAS 159, changes to fair value are recognized in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of 2008.  The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot currently estimate the impact, if any, which SFAS 159 will have on the Company’s consolidated results of operation and financial condition.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in generally accepted accounting principles and expand disclosures about fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company is currently evaluating the effect, if any, that the adoption of SFAS 157 will have on the Company’s consolidated financial position and results of operations.

15.  Liquidity and Capital Resources

Management has implemented plans to reduce operating costs, as evidenced by its management reorganization plan.  The Company believes, based on historical results and current projections, and its reorganization and control of operating expenses, that the cash currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next 12 months.  The Company is also exploring potential equity contributions, permissible loans and other financing as additional sources of cash.  Failure to achieve the anticipated benefit from its management reorganization may result in the Company’s inability to continue operations in its current state and would have a material adverse impact on its operations.  Accordingly, there can be no assurance that actual results will meet or exceed the Company’s projections or that the Company’s future operating activities will generate sufficient cash to meet its cash requirements for the next 12 months.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this report contains “forward-looking statements” within the meaning of the federal securities laws.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “continue,” “will,” “may” or words or phrases of similar meaning.  Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive and governmental factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements.  Factors you should consider that could cause these differences include all factors described under Part II, Item 1A. “Risk Factors” contained elsewhere in this report.

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

Executive Summary

Mrs. Fields Famous Brands, LLC and subsidiaries (“we”, “us”, the “Company” or similar terms) is one of the largest franchisors in the premium snack-food industry, featuring Mrs. Fields®, Great American Cookies®, TCBY®, Pretzel Time® and Pretzelmaker® as our core brands.  Through our franchisees’ retail stores; we are the largest retailer of freshly baked on-premises specialty cookies and brownies in the United States of America (the “United States”); the largest retailer of soft-serve frozen yogurt in the United States; and the second largest retailer of baked on-premises pretzels in the United States.  In addition, we operate a gifts and new branded retail business and have entered into licensing arrangements that attempt to leverage awareness of our core brands among our retail customer base.  We operate through a network of 2,162 retail concept locations, which are located throughout the United States and in approximately 24 foreign countries.

On December 31, 2006, we restructured and reorganized our resources to focus primarily on the areas we identified as vital to the future growth of our brands.  As part of this reorganization, we formed three business units and appointed presidents for each business unit, which include Mrs. Fields, TCBY (“Dairy”), and the combined group of Great American Cookies, Pretzel Time and Pretzelmaker (“GAC/Pretzels”).  Each of the presidents is responsible for operations of their respective business unit.  Operating segments are components of the Company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance.  As a result of the reorganization, our reportable segments have changed from the four previously reported segments, namely franchising, gifts, branded retail, and licensing, to six operating segments as follows:

• Mrs. Fields Gifts • Mrs. Fields Branded Retail • Mrs. Fields Franchising • Mrs. Fields Licensing • GAC/Pretzels • Dairy	(collectively “Mrs. Fields”)

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have restated the segment disclosures for the 13 weeks ended April 1, 2006 to conform to the presentation of the new operating segments.

Mrs. Fields, GAC/Pretzels and Dairy represented 53.2 percent, 35.9 percent and 10.9 percent of total revenues, respectively, for the 13 weeks ended March 31, 2007 and 43.7 percent, 41.1 percent, and 15.2 percent of total revenues, respectively, for the 13 weeks ended April 1, 2006.

As of March 31, 2007, our store portfolio consisted of 1,676 domestic franchised locations, 341 international franchised locations and 145 licensed locations.  Our franchisees’ and licensees’ concept locations by brand are distributed as follows:

	Domestic	International	Licensed
	Franchised	Franchised	Locations	Total
Mrs. Fields	336	94	42	472
Great American Cookies	283	1	—	284
Pretzel Time	183	4	6	193
Pretzelmaker	138	46	1	185
Hot Sam	—	—	1	1
GAC/Pretzels subtotal	604	51	8	663
TCBY - traditional stores	348	—	—	348
TCBY - non-traditional stores	375	196	93	664
Yovana - test stores (1)	2	—	2	4
Beriyo by TCBY - test stores	11	—	—	11
Dairy subtotal	736	196	95	1,027
Total	1,676	341	145	2,162

(1)   Included in the domestic franchised Yovana test stores is one store currently owned and operated by us, which may be refranchised, relocated or closed in fiscal 2007.  We assumed operations from a franchisee in an effort to more closely monitor the results of the test.

The previous table counts each concept location individually.  For example, if a physical location had a Mrs. Fields store and a Pretzel Time store together, it would be counted as two concept locations in the table above.  If actual physical stores were counted rather than concept locations, total store counts would be reduced by 298 locations to 1,864.

Our parent company, Mrs. Fields’ Original Cookies, Inc. (“MFOC”) and certain of its subsidiaries own two franchised and licensed retail concept locations as of March 31, 2007, representing 0.1 percent of the total retail concept locations.  During the 13 weeks ended March 31, 2007, we recognized $8,000 of franchise royalties relating to the retail concept locations owned by MFOC.  MFOC expects that these remaining retail concept locations will be sold to other franchisees or will be closed during fiscal 2007.

During the 13 weeks ended March 31, 2007, our store portfolio declined from 2,313 concept locations to 2,162 concept locations, as follows:

	Total Company
	Domestic	International	Licensed
	Franchised	Franchised	Locations	Total
Balance at December 30, 2006	1,804	356	153	2,313
New development openings	13	8	—	21
Permanent closings	(135)	(22)	(9)	(166)
Other closings, net	(6)	(1)	1	(6)
Balance at March 31, 2007	1,676	341	145	2,162

The following tables provide additional detail of new development openings, permanent closings and other openings and closings of our concept locations during the 13 weeks ended March 31, 2007:

	Domestic Franchised
				Non-
			Traditional	Traditional
	Mrs. Fields	GAC/Pretzels	Dairy	Dairy	Total
Balance at December 30, 2006	360	622	376	446	1,804
New development openings	1	7	3	2	13
Permanent closings	(22)	(21)	(19)	(73)	(135)
Other closings, net	(3)	(4)	1	—	(6)
Balance at March 31, 2007	336	604	361	375	1,676

	International Franchised
			Non-
			Traditional
	Mrs. Fields	GAC/Pretzels	Dairy	Total
Balance at December 30, 2006	97	55	204	356
New development openings	2	2	4	8
Permanent closings	(5)	(5)	(12)	(22)
Other closings, net	—	(1)	—	(1)
Balance at March 31, 2007	94	51	196	341

	Licensed Locations
			Non-
			Traditional
	Mrs. Fields	GAC/Pretzels	Dairy	Total
Balance at December 30, 2006	44	10	99	153
Permanent closings	(2)	(2)	(5)	(9)
Other openings, net	—	—	1	1
Balance at March 31, 2007	42	8	95	145

We have implemented a number of strategies designed to attempt to reverse our trend of declining store counts, including identifying stores that are at risk of closure for operational issues, lease or franchise agreement expiration and working with franchisees to relocate, transfer or correct operational deficiencies.  We are also testing programs to refresh, remodel or reconcept some of our concept locations, as more fully discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 21, 2007 (“Annual Report”).  There can be no assurance that our strategies will succeed.  If store counts continue to decline, our business operations or financial condition could be adversely affected.

Throughout this discussion, we refer to the total weeks that our franchised locations operate in any given period as “franchised unit weeks” and use that term comparatively when describing factors that may affect performance.    Fewer franchised locations translate naturally to fewer total franchised unit weeks that our franchisees operate and contribute revenues to us.  The Dairy operating segment is composed of both larger, traditional locations and a significant number of smaller, non-traditional locations.  We measure franchise unit weeks a bit differently for the Dairy operating segment, based on our calculation that it takes approximately three average non-traditional locations to equal the revenues of one average traditional location.  We therefore refer to “traditional equivalent unit weeks” to describe the total number of weeks that TCBY franchised locations operate in any given period, adjusted to account for the different impact that non-traditional TCBY store openings and closings may have when compared to similar events affecting traditional TCBY stores.

Recent Developments

In January 2007, we restructured our personnel to further focus our efforts and refine our strategy around one key objective:

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

As part of our reorganization, we have appointed presidents for each of our business units organized around brand groups, including Mrs. Fields, GAC/Pretzels and Dairy.  While their respective responsibilities differ somewhat, these presidents will focus solely on their brands and will be accountable for their future growth and development.  They also have responsibility for each of the support functions necessary for brand success.

Mrs. Fields

Our Mrs. Fields brand is headed by a president responsible for overseeing each of the sales channels through which we approach customers under the Mrs. Fields name.  These channels include Mrs. Fields Gifts, Mrs. Fields Branded Retail, Mrs. Fields Franchising and Mrs. Fields Licensing.

With all of the sales channels under the Mrs. Fields brand name now folded into a single organization, we believe we will be better able to strengthen the brand’s identity and present it more consistently to consumers.

The President of Mrs. Fields is also responsible for overseeing functions in support of the brand, including operations, development, real estate and marketing.

GAC/Pretzels

The Company’s Great American Cookies, Pretzel Time and Pretzelmaker brands (collectively “GAC/Pretzels”) are headed by a president responsible for the operations, development, real estate and marketing functions that support these brands.  The president also oversees the Great American Cookies manufacturing facility.

Among our brands, Great American Cookies, Pretzel Time and Pretzelmaker share a number of challenges and opportunities.  Great American Cookies is beginning to see increases in new store openings and each of these brands has enjoyed year-over-year same store sales growth for the last two fiscal years.

Dairy

We have invested in the TCBY brand and have implemented many new initiatives that have re-positioned TCBY in line with its core brand equity of yogurt.  Through a product reformulation, TCBY yogurt now has more types of live active cultures than the leading brands of yogurt sold in the grocery stores strengthening the brand’s healthy image.  In addition, ice cream products have been removed and have been replaced with hand scooped frozen yogurt.  TCBY is now in the process of implementing a new, contemporary store design that we believe will provide the environment that will take the brand into the future.

We continue to believe, that the TCBY brand has great potential with consumers.  As a result, the President and CEO of the Company  also serves as President of TCBY, assuming a direct role in the day-to-day work necessary to turn around that business.  The President of TCBY oversees operations, development, real estate and marketing, as well as the further testing and development of a new dairy concept, Yovana™ Yogurt Café (“Yovana”) and our new line of Beriyo™ smoothies.

Administration

As part of our reorganization, the Company’s Executive Vice President and Chief Legal Officer continues to oversee the legal, human resources, training, purchasing and distribution and internal audit departments and also assumes responsibility for international operations and development.

Finance, Accounting and Strategy Development

The Company’s Executive Vice President & Chief Financial Officer has responsibility for finance, accounting, information technology, mergers and acquisitions and strategic analysis.

Blue Line Distributing

Until March 2007, Blue Line Distributing (“Blue Line”) continued to deliver products under the term of the Extension Agreement to a small number of franchisees served by one of its distribution centers.  Under the terms of the Extension Agreement we agreed to make certain payments directly to Blue Line in order to delay distribution cost increases to franchisees and agreed to guarantee certain amounts during the extension period.  As of March 31, 2007, the Extension Agreement has been terminated.

Reclassifications

In connection with our reorganization and change in business segments, certain prior year amounts have been reclassified to conform to the current year presentation. We reclassified prior year revenues and expenses as follows:

•              Franchising to the Mrs. Fields, GAC/Pretzels and Dairy business units; and

•              Gifts, Branded Retail and Licensing to the the Mrs. Fields business unit.

Such reclassification did not impact previously reported net loss or accumulated deficit.

Results of Operations

The following table sets forth, for the periods indicated, certain information relating to our operations and percentage changes from period to period (in thousands):

	13 Weeks Ended
	March 31,	April 1,	%
	2007	2006	Change
REVENUES:
Mrs. Fields Gifts	$4,895	$5,178	(5.5)
Mrs. Fields Branded Retail	4,503	34	NM
Mrs. Fields Franchising	1,884	2,110	(10.7)
Mrs. Fields Licensing	200	640	(68.8)
Total Mrs. Fields	11,482	7,962	44.2
GAC/Pretzels	7,736	7,490	3.3
Dairy	2,345	2,763	(15.1)
Total revenues	21,563	18,215	18.4
OPERATING COSTS AND EXPENSES:
Mrs. Fields Gifts	5,379	6,632	(18.9)
Mrs. Fields Branded Retail	4,109	35	NM
Mrs. Fields Franchising	560	505	10.9
Mrs. Fields Licensing	10	229	(95.6)
Total Mrs. Fields	10,058	7,401	35.9
GAC/Pretzels	3,717	3,795	(2.1)
Dairy	1,842	1,595	15.5
General and administrative	2,406	2,908	(17.3)
Depreciation	526	416	26.4
Amortization	517	538	(3.9)
Gain on sale of land held for sale	(128)	—	NM
Total operating costs and expenses	18,938	16,653	13.7
Income from operations	2,625	1,562	68.1
Interest expense, net	(5,293)	(5,230)	1.2
Other income	—	122	(100.0)
Loss before provision (benefit) for income taxes	(2,668)	(3,546)	(24.8)
Provision (benefit) for income taxes	10	(1,441)	NM
Net loss	$(2,678)	$(2,105)	27.2

Cash flows from operating activities	$(10,520)	$(11,221)	6.2
Cash flows from investing activities	$266	$(400)	NM
Cash flows from financing activities	$(30)	$(26)	(15.4)

NM - Calculation not meaningful.

13 Weeks Ended March 31, 2007

Compared to the 13 Weeks Ended April 1, 2006

Income From Operations—Overview.  Income from operations was $2.6 million for the 13 weeks ended March 31, 2007, an increase of $1.0 million or 68.1 percent from $1.6 million for the 13 weeks ended April 1, 2006.  The increase in income from operations was primarily due to the following:

•                  increased contribution from our business units of $500,000;

•                  decreased general and administrative expenses of $500,000; and

•                  gain on sale of land held for sale of $100,000 that occurred in 2007.

The foregoing increases in income from operations were partially offset by an increase in depreciation and amortization expense of $100,000.

The increase in contribution from our business units of $500,000 is composed of the following:

•                  Mrs. Fields business unit contribution increase of $900,000;

•                  GAC/Pretzels business unit contribution increase of $300,000; and

•                  Dairy business unit contribution decrease of $700,000.

Business Unit Contribution.  Mrs. Fields contribution is composed of the following:

•                  sales of products through our gift catalog and website, less direct operating expenses in our Mrs. Fields Gifts operating segment;

•                  net sales of our branded products through retail channels by us and through food brokers less related cost of sales and direct selling and operating expenses in our Mrs. Fields Branded Retail operating segment;

•                  sales of new franchises and royalties from existing franchises less direct operating expenses in our Mrs. Fields Franchising operating segment; and

•                  licensing fees received from third parties for the sale of products bearing our brand names less direct operating expenses in our Mrs. Fields Licensing operating segment.

Our GAC/Pretzels and Dairy business unit contribution is composed of sales of new franchises and royalties from existing franchises less direct operating expenses.  Our GAC/Pretzels business unit also includes sales for batter purchases by our Great American Cookies franchisees, less cost of product and direct operating expenses, from our manufacturing facility.

The following table sets forth the contribution from each of our business units (in thousands):

	For the 13 Weeks Ended
	March 31,	April 1,
	2007	2006
Mrs. Fields	$1,424	$561
GAC/Pretzels	4,019	3,695
Dairy	503	1,168
	$5,946	$5,424

Mrs. Fields

The following table details the revenues and operating expenses of the Mrs. Fields business unit (in thousands):

	For the 13 Weeks Ended
	March 31,	April 1,	%
	2007	2006	Change
Mrs. Fields Gifts	$4,895	$5,178	(5.5)
Mrs. Fields Branded Retail	4,503	34	NM
Mrs. Fields Franchising	1,884	2,110	(10.7)
Mrs. Fields Licensing	200	640	(68.8)
Total Mrs. Fields revenues	11,482	7,962	44.2
Mrs. Fields Gifts	5,379	6,632	(18.9)
Mrs. Fields Branded Retail	4,109	35	NM
Mrs. Fields Franchising	560	505	10.9
Mrs. Fields Licensing	10	229	(95.6)
Total Mrs. Fields operating expenses	10,058	7,401	35.9
Total Mrs. Fields contribution	$1,424	$561	153.8

Mrs. Fields Gifts

Mrs. Fields Gifts Revenues.  Mrs. Fields Gifts revenues were $4.9 million for the 13 weeks ended March 31, 2007, a decrease of $300,000 or 5.5 percent from $5.2 million for the 13 weeks ended April 1, 2006.  These revenues consist of sales through our catalog and website as well as affiliations with other websites and sales to large corporate accounts for gifting purposes.  This decrease in revenues was primarily attributable to the following:

•                  catalog driven sales of $1.0 million due to decreased circulation of catalogs; and

•                  national accounts of $100,000.

The foregoing decreases in revenues were partially offset by the following increases:

•                  Internet search engines of $400,000 due to additional providers;

•                  partners and affiliates of $300,000 due to expanded product offerings; and

•                  other revenues of $100,000.

Mrs. Fields Gifts Expenses.  Mrs. Fields Gifts expenses is composed of cost of sales for products sold, selling and promotional expenses and direct operating expenses of this segment.  Expenses were $5.4 million for the 13 weeks ended March 31, 2007, a decrease of $1.2 million or 18.9 percent from $6.6 million for the 13 weeks ended April 1, 2006.  This decrease in expenses was primarily due to the following:

•                  catalog and advertising expenses of $900,000 due to decreased circulation of our catalogs;

•                  cost of goods sold of $200,000 due to decreases in raw materials as a result of a new formula and decreases in production labor due to reduced head count;

•                  compensation and related costs of $100,000 due to the management reorganization that occurred in January 2007; and

•                  professional fees of $100,000 due to projects completed in 2006.

The foregoing decreases in expenses were partially offset by increases in rent and occupancy expenses of $100,000 related to the new gifts facility.

Mrs. Fields Branded Retail

Mrs. Fields Branded Retail Revenues.  Mrs. Fields Branded Retail revenues were $4.5 million and $34,000 for the 13 weeks ended March 31, 2007 and April 1, 2006, respectively.  The increase is due to the revenues generated from the sale of Mrs. Fields branded shelf stable cookies.  As discussed in the Annual Report, we commenced selling Mrs. Fields branded shelf stable cookies in July 2006 directly through retail channels following the termination of certain license agreements.

Mrs. Fields Branded Retail Expenses.  Mrs. Fields Branded Retail expenses is composed of cost of sales for product sold, selling and promotional expenses and other direct operating expenses of this segment.  These expenses were $4.1 million and $35,000 for the 13 weeks ended March 31, 2007 and April 1, 2006, respectively.  The increase is associated with the branded retail activities which commenced in July 2006.

Mrs. Fields Franchising

The following table details the year-over-year (“YOY”) percentage decrease in same store sales:

	For the 13 Weeks Ended
	March 31,	April 1,
	2007	2006
Mrs. Fields	(3.5)	(1.3)

Our Mrs. Fields concept’s YOY same store sales decrease of 3.5 percent for the 13 weeks ended March 31, 2007 was a result of a continued decline in customer counts at the stores partially offset by increases in our average ticket price.

Mrs. Fields Franchising Revenues.  Mrs. Fields Franchising revenues were $1.9 million for the 13 weeks ended March 31, 2007, a decrease of $200,000 or 10.7 percent from $2.1 million for the 13 weeks ended April 1, 2006.  This decrease in revenues was primarily attributable to approximately 300 or 6.2 percent fewer unit weeks and a decrease in same store YOY sales of 3.5 percent.

Mrs. Fields Franchising Expenses.  Mrs. Fields Franchising expenses is composed of operation and supervision expenses wherein we provide support, direction and supervision to the franchisees; development and support expenses including product development costs, expenses relating to new franchise development, marketing and advertising, bad debt expense and other direct franchising expenses.  These expenses were $600,000 for the 13 weeks ended March 31, 2007, an increase of $100,000 or 10.9 percent from $500,000 for the 13 weeks ended April 1, 2006.  Total compensation and related costs increased $100,000 due to the management reorganization that occurred in January 2007 and bonus expense increased $100,000 for accrued bonuses for fiscal year 2007.  These increases were partially offset by decreased allocated costs of $100,000 related to shared resources related to product development, purchasing, training and customer service.

Mrs. Fields Licensing

Mrs. Fields Licensing Revenues.  Mrs. Fields Licensing revenues were $200,000 for the 13 weeks ended March 31, 2007, a decrease of $400,000 or 68.8 percent from $600,000 for the 13 weeks ended April 1, 2006.  This decrease in revenues was due to licensing royalties earned in 2006 of $300,000 under our terminated licensing agreement for the sale of Mrs. Fields branded shelf stable cookies and royalties of $100,000 under our terminated licensing agreement for the sale of TCBY frozen food specialty products through retail channels that were not repeated in 2007.

Mrs. Fields Licensing Expenses.  Mrs. Fields Licensing expenses is composed of selling and promotional expenses, bad debt and other direct operating expenses of this segment.  These expenses were negligible for the 13 weeks ended March 31, 2007, a decrease of $200,000 or 100.0 percent from $200,000 for the 13 weeks ended April 1, 2006.  This decrease in expenses was primarily due to a decrease in compensation and related costs of $100,000 due to the management reorganization that occurred in January 2007 and a decrease in legal, advertising and promotion expenses totaling approximately $100,000.

GAC/Pretzels

The following table details the YOY percentage increase in same store sales:

	For the 13 Weeks Ended
	March 31,	April 1,
	2007	2006
Great American Cookies	1.1	4.9
Pretzel Time	10.6	4.5
Pretzelmaker	7.3	11.0
Total GAC/Pretzels	4.4	5.0

Our Great American Cookies concept increased YOY same store sales during this period primarily due to a price increase of approximately 5.0 percent, effective April 2006 and product introductions aimed at driving impulse buying, and a continued focus on Cookie Cakes and decorating tables for the holiday.

Our Pretzel Time and Pretzelmaker concepts increased in YOY same store sales primarily due to the “Fresh for All” campaign emphasizing fresh pretzels and beverages introduced in 2007 and an in-store game sweepstakes aimed at promoting volume and frequency purchases.

GAC/Pretzels Revenues.  GAC/Pretzels revenues were $7.7 million for the 13 weeks ended March 31, 2007, an increase of $200,000 or 3.3 percent from $7.5 million for the 13 weeks ended April 1, 2006.  This increase in revenues was primarily attributable to increases in sales of products by our Great American Cookies manufacturing facility to our franchisees of $200,000 or 4.0 percent.  This increase by our Great American Cookies manufacturing facility was primarily due to a price increase to our franchisees of approximately 5.0 percent effective April 2006.

GAC/Pretzels Expenses.  GAC/Pretzels expenses were $3.7 million for the 13 weeks ended March 31, 2007, a decrease of $100,000 or 2.1 percent from $3.8 million for the 13 weeks ended April 1, 2006.  This decrease in expenses was primarily attributable to decreases in cost of product associated with our Great American Cookies manufacturing facility of $200,000 as a result of decreased batter purchases by our franchisees.  This decrease in cost of product was partially offset by an increase in bonus expense of $100,000 for accrued bonuses for fiscal year 2007.

Dairy

The following table details the YOY percentage (decrease) increase in same store sales:

	For the 13 Weeks Ended
	March 31,	April 1,
	2007	2006
Dairy	(3.8)	3.1

Our Dairy Franchise segment’s YOY same store sales decreased 3.8 percent for the 13 weeks ended March 31, 2007.  The decrease in YOY same store sales is a result of unseasonably cold and wet weather in certain parts of the United States.  In addition, while we have improved our product and menu, we continue to prepare the existing TCBY traditional store base for the implementation of the updated store décor which we expect will strengthen our YOY results.

Dairy Franchise Revenues.  Dairy Franchise revenues were $2.3 million for the 13 weeks ended March 31, 2007, a decrease of $400,000 or 15.1 percent from $2.7 million for the 13 weeks ended April 1, 2006.  This decrease in revenues was due to decreases in product formulation revenues generated by purchases of TCBY products by franchisees of $300,000 and royalties of $100,000.  These decreases were principally attributable to approximately 1,200 or 15.0 percent fewer unit weeks and a decrease in YOY same store sales.  We anticipate that our dairy unit weeks will continue to decline in the near future, at least until our reconcepting tests for Yovana, the rollout during fiscal year 2007 of the new store décor, and the line of Beriyo smoothie products into TCBY stores are completed.

Dairy Franchise Expenses.  Dairy expenses were $1.8 million for the 13 weeks ended March 31, 2007, an increase of $200,000 or 15.5 percent from $1.6 million for the 13 weeks ended April 1, 2006.  This increase in expenses was primarily attributable to the following:

•                  brand initiatives of $600,000 to test the Beriyo and Yovana concepts and to prepare for the TCBY new store décor initiative;

•                  bonus expense of $100,000 for accrued bonuses for fiscal year 2007; and

•                  bad debt expense of $100,000.

The foregoing increases in expenses were partially offset by the following decreases:

•                  compensation and related costs of $200,000 due to the decrease in headcount resulting from our reorganization;

•                  distribution costs of $200,000 associated with the distribution of our products to our dairy franchise system resulting from the Blue Line Extension Agreement that ended in March 2007;

•                  severance cost of $100,000 for amounts paid in 2006; and

•                  travel and related costs of $100,0000.

Other

General and Administrative Expenses.  General and administrative expenses were $2.4 million for the 13 weeks ended March 31, 2007, a decrease of $500,000 or 17.3 percent from $2.9 million for the 13 weeks ended April 1, 2006.  This decrease in general and administrative expenses was primarily attributable to the following:

•                  compensation and related costs of $300,000 primarily due to the decrease in headcount resulting from our reorganization;

•                  severance costs of $300,000 paid in 2006; and

•                  legal expenses of $200,000.

The foregoing decreases in expenses were partially offset by an increase in bonus accrual of $300,000 for accrued bonuses for fiscal year 2007.

Depreciation and Amortization Expense.  Total depreciation and amortization expense was $1.1 million for the 13 weeks ended March 31, 2007, an increase of $100,000 or 9.3 percent from $1.0 million for the 13 weeks ended April 1, 2006.  Depreciation expense was $500,000 for the 13 weeks ended March 31, 2007, an increase of $100,000 or 26.4 percent from $400,000 for the 13 weeks ended April 1, 2006.  This increase was due to additional depreciation expense of approximately $100,000 associated with the new gifting facility.  Amortization expense was $500,000 for the 13 weeks ended March 31, 2007 and April 1, 2006.

Consolidated Financial Condition

Total assets at March 31, 2007 were $106.8 million, a decrease of $14.9 million or 12.3 percent from $121.7 million at December 30, 2006.  This decrease in assets was primarily attributable to the following:

•                  cash and cash equivalents of $10.3 million due to the semi-annual interest payment made in March 2007;

•                  accounts receivable, net of $2.3 million;

•                  deferred tax asset of $700,000;

•                  property and equipment of $500,000;

•                  trademarks and other intangible assets, net of $500,000;

•                  deferred loan costs of $300,000;

•                  inventories of $200,000; and

•                  other assets of $100,000.

Total liabilities at March 31, 2007 were $216.0 million, a decrease of $11.5 million or 5.1 percent from $227.5 million at December 30, 2006.  This decrease in liabilities was primarily attributable to the following:

•                  accrued liabilities of $6.0 million, primarily related to accrued interest;

•                  accounts payable of $5.1 million;

•                  amounts due to affiliates of $300,000; and

•                  deferred revenues and other liabilities of $100,000.

Consolidated Cash Flows for the 13 Weeks Ended March 31, 2007 Compared to April 1, 2006

Net cash flows used in operating activities were $10.5 million for the 13 weeks ended March 31, 2007, a decrease in cash used of $700,000 from net cash flows used in operating activities of $11.2 million for the 13 weeks ended April 1, 2006.  This decrease in cash used in operating activities was principally due to an increase in contribution by our operating segments of $500,000 and a decrease in general and administrative expenses of $500,000 partially offset by a decrease in cash used for working capital assets and liabilities of $300,000.

Net cash flows provided by investing activities were $300,000 for the 13 weeks ended March 31, 2007, an increase in cash provided of $700,000 from cash used in investing activities of $400,000 for the 13 weeks ended April 1, 2006.  This increase in cash from investing activities was attributable to the nonrecurrence of the purchase of property and equipment of $500,000 principally associated with our new gifts facility and from proceeds from the sale of land of $300,000 that occurred in 2007.  These changes were partially offset by proceeds from sale of non-marketable securities of $100,000 that occurred in 2006.

Net cash flows used in financing activities were negligible for the 13 weeks ended March 31, 2007 and for the 13 weeks ended April 1, 2006 and relate to principal payments on capital leases.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand and cash flows generated from operations.  At March 31, 2007, we had $5.7 million of cash on hand.  During the next 12 months, we expect that our principal uses of cash will be for working capital, capital expenditures and semi-annual interest payments of $10.3 million on our 9 percent senior secured notes and our 11½ percent senior secured notes (together, the “Senior Secured Notes”), of which $10.3 million will be due on September 15, 2007 and March 15, 2008.  In addition, to the extent we have cash available and it is permitted by the indenture governing the Senior Secured Notes, we may pay dividends to our parent companies for uses such as acquisitions, debt repayments and dividends.  During the next 12 months, we do not expect to be required, but we may offer, to repurchase a portion of the Senior Secured Notes as described below.

We are highly leveraged.  At March 31, 2007, we had $195.7 million of long-term debt represented by the Senior Secured Notes.  The Senior Secured Notes mature on March 15, 2011, with interest payable semi-annually on March 15 and September 15.  Due to borrowing restrictions under the indenture governing the Senior Secured Notes, our ability to obtain additional debt financing is significantly limited.  The Senior Secured Notes require us to offer to repurchase a portion of the notes at 100 percent of the principal amount, plus accrued and unpaid interest thereon to the date of purchase, with 50 percent of our “excess cash flow,” as defined in the indenture agreement, when the ratio of our net indebtedness to consolidated EBITDA is above 3.75 to 1.0 and the cumulative unpaid excess cash flow offer amount exceeds $10.0 million.  We do not anticipate that our “excess cash flow” will exceed the levels that would require us to offer to repurchase a portion of the notes described above.

We have implemented plans to reduce operating costs, as evidenced by our management reorganization plan.  We believe, based on historical results and current projections, our reorganization and control of operating expenses, that the cash currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next 12 months.  We are also exploring potential equity contributions, permissible loans and other financing as additional sources of cash.  Failure to achieve the anticipated benefit from our management reorganization may result in our inability to continue operations in our current state and would have a material adverse effect on our operations.  Accordingly, there can be no assurance that actual results will meet or exceed our projections or that our future operating activities will generate sufficient cash to meet our cash requirements for the next 12 months.

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

Seasonality

Our sales and contribution from franchisees’ store operations are highly seasonal, but our various brands experience counteracting seasonal effects.  Our Mrs. Fields, Great American Cookies, Pretzel Time and Pretzelmaker stores, primarily located in malls, tend to mirror customer traffic flow trends in malls, which increase significantly during the fourth quarter, primarily between Thanksgiving and the end of the calendar year.  Holiday gift purchases also are a significant factor in increased sales in the fourth quarter.  However, Dairy stores experience their strongest sales periods during the warmer months from late Spring through early Fall, which helps to balance the impact of seasonality on our operations.  The combined revenues for each quarter of the Mrs. Fields Franchising, GAC/Pretzels Franchising, and Dairy Franchising operating segments as a percentage of total combined revenues for the fiscal year ended December 30, 2006 were 23.3 percent for the first quarter, 25.6 percent for the second quarter, 25.2 percent for the third quarter and 25.9 percent for the fourth quarter.

Our sales and contribution from our Mrs. Fields Gifts operating segment are highly seasonal primarily due to holiday gift purchases that increase sales in the fourth quarter.  Sales in the fourth quarter of fiscal 2006 were $16.7 million, which represents 54.5 percent of total sales of the gifts segment for the year ended December 30, 2006.

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

Revenue Recognition.  We recognize revenues from our initial franchising fees and licensing fees when all material services or conditions relating to the franchising or licensing have been substantially performed or satisfied, which is generally upon the opening of a store by a franchisee or licensee.  Franchise and license royalties, which are based on a percentage of gross store sales, are recognized as earned, which is generally upon sale of product by franchisees or licensees.  Minimum royalty payments under certain licensing agreements are deferred and recognized on a straight-line basis over the term of the agreement.  Revenues from the sale of cookie dough that we produce and sell to certain franchisees are recognized at the time of shipment and classified in franchising revenues.  Revenues, net of sales discounts and allowances, from the sale of branded retail products such as cookie dough and shelf stable cookies to grocery stores and wholesale clubs are recognized upon delivery and included in branded retail revenues.  Revenues, net of state and local sales tax, from gift sales are recognized at the time of shipment.

We receive cash payments for product formulation fees and allowances from suppliers based on the amount of product purchased directly by our distributors and franchisees.  These product formulation fees and allowances include cash payments to us for the right to use our proprietary formulations and recipes to manufacture the frozen dough, dough mixes and TCBY products these suppliers sell to our franchisees.  Formulation fees and allowances are recorded as franchising revenues upon shipment of product to our distributors or franchisees.  Included in franchising revenues in each of operating segments for such formulation fees and allowances are as follows:

	For the 13 Weeks Ended
	March 31,	April 1,
	2007	2006
Mrs. Fields	$415	$494
GAC/Pretzels	299	316
Dairy	1,518	1,838
	$2,232	$2,648

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

On an annual basis (in the fourth quarter), or more frequently if circumstances indicate potential impairment, we perform an assessment for impairment of our goodwill associated with each of our reporting units, by comparing each reporting unit’s fair value with its carrying value.  The estimated fair value of goodwill is affected by, among other things, operating results, our business plan for the future, estimated results of future operations and the comparable companies and transactions that are used to estimate the fair value of our goodwill.  To the extent that the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value.  Changes in the business plan or operating results that are different than the projections used to develop the reporting unit’s fair value may have an impact on the valuation of goodwill.

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

Accounting Pronouncements Not Yet Adopted

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.”  SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value.  Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt.  Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide warranty goods or services.  If the use of fair value is elected, any upfront cost and fees related to the item must be recognized in earnings and cannot be deferred.  The fair value election is irrevocable and generally made on an instrument-by-instrument basis even if a company has similar instruments that it elects not to measure at fair value.  At the adoption date, unrealized gains and losses on existing items for which the fair value option has been elected are reported as a cumulative adjustment to beginning retained earnings.  Subsequent to the adoption of SFAS 159, changes to fair value are recognized in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of 2008.  We are currently determining whether fair value accounting is appropriate for any of our eligible items and cannot currently estimate the impact, if any, which SFAS 159 will have on our consolidated results of operation and financial condition.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in generally accepted accounting principles and expand disclosures about fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We are currently evaluating the effect, if any, that the adoption of SFAS 157 will have on our consolidated financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risks since the end of our fiscal year ended December 30, 2006.  For more information, please read Item 7A and the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K filed with the SEC on March 21, 2007.

Item 4.  Controls and Procedures

Management, with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the CEO and the CFO concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that the amount and proximity of pedestrian traffic near our bakery brand stores strongly influence sales of our products, which we believe are frequently impulse purchases.  In recent years, we believe visits to major shopping malls, where at March 31, 2007 the majority of our bakery franchisees’ stores are located, have experienced periods of decline.  This trend has had a negative impact on our revenues.  We cannot be sure that this trend will not continue or that this trend can be offset by increased sales per customer.  A prolonged decline in mall traffic could adversely affect our financial condition and results of operations.

We have experienced a number of franchise store closures since 2004.  If this trend continues, our financial position and results of operations could be adversely affected.

Since the end of fiscal 2004, 29 retail concept locations were closed by MFOC and 803 retail concept locations were closed by other franchisees.  These closures represent 31.0 percent of the total number of stores open at the beginning of fiscal 2005.  In comparison, 300 retail concept locations have opened since the end of fiscal 2004.  Since the end of fiscal 2004, the number of Great American Cookies brand locations has increased by 0.4 percent, the number of Mrs. Fields brand locations has decreased by 9.4 percent, the number of TCBY brand traditional locations has decreased by 25.8 percent, the number of TCBY brand non-traditional locations has decreased by 31.1 percent, the number of Pretzel Time brand locations has decreased by 17.2 percent and the number of Pretzelmaker brand locations has decreased by 7.5 percent.  Additional store closures could occur in the future and we may be unable to successfully open additional new stores in the future.  If this trend continues, our financial condition and results of operations may be adversely affected.

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

We depend on several primary suppliers, including Countryside and Oak State, which supply products for our Mrs. Fields franchise system and branded retail business.  We also depend on two main suppliers for production of our TCBY branded yogurt products under two new Supply Agreements with Scott Brothers and Yarnell.  The transition of business from Americana, our former supplier, to Scott Brothers and Yarnell is substantially completed, though we continue efforts to correct some product quality issues related to different manufacturing processes and methods used by our new suppliers.  The transition did not result in material product shortages to franchisees. However, as with any new supplier relationship, unforeseeable events may occur that could cause some disruption to the TCBY supply chain.

We also depend on our primary distributors for distribution of perishable and non-perishable items to our franchisees.  As described in “Business—Ingredients, Supplies and Distribution,” contained elsewhere in this report, Blue Line, our primary distributor to our TCBY system, exercised its right to terminate our distribution agreement with them.  We entered into an extension agreement with them, under which Blue Line agreed to continue to perform under the distribution agreement during our transition to new distributors.  Under the terms of the extension agreement, we agreed to make certain payments directly to Blue Line in order to delay distribution cost increases to franchisees and agreed to guarantee certain amounts during the extension period.  We have now entered into supply agreements with eight regional distributors who will provide service to our TCBY franchisees throughout the United States.  Blue Line continued to deliver products to a small number of franchisees served by one of its distribution centers under the extension agreement until March 26, 2007, when services commenced under the final replacement distribution agreement.  The distribution costs to most of our franchisees have not substantially increased under the new regional agreements.

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

Our information systems are an integral part of our gifts segment.  Systems disruptions and failures could cause our customers to become dissatisfied with us and may impair our business.

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

16 of our franchisees or licensees own ten or more retail concept locations.  In total, these franchisees own 285 retail concept locations and contributed approximately $1.2 million or 9.9 percent of our franchise revenues for the quarter ended March 31, 2007.  For the same period, franchise revenues made up 55.5 percent of our total revenues.  The termination of these key franchise or retail license agreements or lower than anticipated sales may have an adverse affect on our financial condition and results of operations.  We cannot be sure that our relations with franchisees and licensees will not change or that our licensees will continue to perform as they have in the past, which could result in franchise or license agreements being terminated by us or by our franchisees or licensees.

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

The sale of snack products to grocery, club stores and similar distribution channels is highly competitive and subject to ongoing expenses related to slotting fees, advertising credits and discounts.  Similarly, the business relies on relationships with vendors, brokers and customers.  Since we commenced this business very recently (in July 2006), there can be no certainty that we will successfully maintain the level of business or relationships established by Shadewell, who operated a similar business under a license agreement with us.  As with any new business, we may be unable to predict with any certainty the costs associated with operating the branded retail group or the revenues we expect to generate.  We do not believe that the income for this new business will immediately replace or exceed the royalties that may have been generated by the terminated license agreements.

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

MRS. FIELDS FAMOUS BRANDS, LLC

/s/ Stephen Russo	May 14, 2007
Stephen Russo	Date
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gregory K. Barber	May 14, 2007
Gregory K. Barber	Date
Chief Financial Officer and Treasurer
(Principal Financial Officer)