Form 10-Q
period 2007-06-30
MRS FIELDS FAMOUS BRANDS LLC
filed 2007-08-14
CIK 1288407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
YES ☐     NO ☒

On August 14, 2007, 100 common interests of registrant were outstanding, all of which are held by an affiliate of the registrant.  There is no established trading market for registrant’s common interests.

MRS. FIELDS FAMOUS BRANDS, LLC

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MRS. FIELDS FAMOUS BRANDS, LLC

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	June 30,	December 30,
	2007	2006
ASSETS:
Cash and cash equivalents	$9,989	$15,963
Receivables, net of allowance for doubtful accounts of $691 and $692, respectively	7,522	10,639
Amounts due from affiliates	162	—
Inventories	3,562	3,977
Prepaid expenses and other	588	720
Deferred tax asset	—	734
Total current assets	21,823	32,033

Property and equipment, net	7,164	8,169
Goodwill	64,115	64,115
Trademarks and other intangible assets, net	9,760	10,745
Deferred loan costs, net of accumulated amortization of $11,394 and $10,810, respectively	5,534	6,118
Deferred tax asset	—	9
Other assets	377	531
Total assets	$108,773	$121,720

LIABILITIES AND MEMBER’S DEFICIT:
Accounts payable	$3,110	$9,621
Accrued liabilities	13,917	14,750
Amounts due to affiliates	3,439	3,788
Current portion of capital lease obligations	118	119
Current portion of deferred revenues	889	1,069
Total current liabilities	21,473	29,347
Long-term debt	195,747	195,747
Capital lease obligations, net of current portion	328	385
Deferred revenues, net of current portion	589	751
Other liabilities	1,193	1,254
Total liabilities	219,330	227,484
Commitments and Contingencies
Member’s deficit	(110,402)	(105,614)
Accumulated other comprehensive loss	(155)	(150)
Total member’s deficit	(110,557)	(105,764)
Total liabilities and member’s deficit	$108,773	$121,720

See accompanying notes to unaudited condensed consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
REVENUES:
Mrs. Fields	$12,173	$7,338	$23,655	$15,300
GAC/Pretzels	7,488	7,438	15,224	14,928
Dairy	3,171	4,144	5,516	6,907
Total revenues	22,832	18,920	44,395	37,135

OPERATING COSTS AND EXPENSES:
Mrs. Fields	10,554	6,878	20,612	14,279
GAC/Pretzels	3,380	3,609	7,097	7,404
Dairy	1,191	1,785	3,033	3,380
General and administrative	2,620	2,553	5,026	5,461
Depreciation	539	943	1,065	1,359
Amortization	519	538	1,036	1,076
Impairment of goodwill	—	14,568	—	14,568
Gain on sale of land held for sale	—	—	(128)	—
Total operating costs and expenses	18,803	30,874	37,741	47,527
Income (loss) from operations	4,029	(11,954)	6,654	(10,392)
Interest expense, net	(5,388)	(5,241)	(10,681)	(10,471)
Other expense	—	(150)	—	(28)
Loss before provision (benefit) for income taxes	(1,359)	(17,345)	(4,027)	(20,891)
Provision (benefit) for income taxes	8	651	18	(790)
Net loss	$(1,367)	$(17,996)	$(4,045)	$(20,101)

COMPREHENSIVE LOSS:
Net loss	$(1,367)	$(17,996)	$(4,045)	$(20,101)
Foreign currency translation adjustment	(2)	36	(5)	34
Comprehensive loss	$(1,369)	$(17,960)	$(4,050)	$(20,067)

See accompanying notes to unaudited condensed consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	26 Weeks Ended
	June 30,	July 1,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,045)	$(20,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill	—	14,568
Depreciation and amortization	2,101	2,435
Amortization of deferred loan costs	584	554
Loss on sale of non-marketable securities	—	28
Gain on sale of land held for sale	(128)	—
Deferred income taxes	—	(452)
Changes in assets and liabilities:
Receivables	3,117	816
Inventories	415	224
Prepaid expenses and other	132	(226)
Other assets	(47)	(78)
Accounts payable	(6,511)	(4,112)
Accrued liabilities	(833)	(815)
Amounts due to/from affiliates	(511)	(670)
Deferred revenues	(342)	140
Other liabilities	(61)	—
Net cash used in operating activities	(6,129)	(7,689)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of non-marketable securities	—	122
Proceeds from sale of land held for sale	278	—
Purchases of property and equipment	(60)	(1,803)
Net cash provided by (used in) investing activities	218	(1,681)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital leases	(58)	(51)
Net cash used in financing activities	(58)	(51)
Effect of foreign exchange rate changes on cash	(5)	34
Net decrease in cash and cash equivalents	(5,974)	(9,387)
Cash and cash equivalents at beginning of period	15,963	23,664
Cash and cash equivalents at end of period	$9,989	$14,277

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$10,311	$10,274
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distribution to parent under tax allocation agreement	$743	$339
Leasehold improvements acquired under lease incentives	—	188

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

On December 31, 2006, the Company restructured and reorganized its resources to focus primarily on the areas management identified as vital to the future growth of the Company’s brands.  As part of this reorganization, the Company formed three business units and appointed presidents for each business unit, which include Mrs. Fields (defined below), TCBY (“Dairy”), and the combined group of Great American Cookies, Pretzel Time and Pretzelmaker (“GAC/Pretzels”).  Each of the presidents is responsible for operations of their respective business unit.  Operating segments are components of the Company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance.  As a result of the reorganization, the Company’s reportable segments changed from the four previously reported segments, namely franchising, gifts, branded retail, and licensing, to six operating segments as follows:

• Mrs. Fields Gifts
• Mrs. Fields Branded Retail
• Mrs. Fields Franchising	(collectively “Mrs. Fields”)
• Mrs. Fields Licensing
• GAC/Pretzels
• Dairy

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has restated the segment disclosures for the 13 and 26 weeks ended July 1, 2006 to conform to the presentation of the new operating segments.

2.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X.   Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Income per common interest information is not presented because the Company is wholly-owned by MFOC and, therefore, its common interests are not publicly traded.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2006 contained in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2007 (the “Annual Report”).

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

•                  Gifts, Branded Retail and Licensing to the Mrs. Fields business unit.

 Such reclassification did not impact previously reported net loss or accumulated deficit.

3.  Receivables

Most of the Company’s receivables are due from domestic and international franchisees, distributors, licensees and corporate customers of Mrs. Fields Gifts and Mrs. Fields Branded Retail.  These receivables are composed of normal trade accounts receivable and longer-term notes receivable.  Service charges may be assessed on past due invoices but any revenue associated with the service charges is only recognized when collected.  The Company maintains an allowance for doubtful accounts to cover potential losses.  This allowance is the Company’s best estimate of the amount of probable collection losses in the Company’s existing trade accounts receivable.  The Company determines the allowance based upon historical write-off experience and individual facts and circumstances associated with individual debtors.  If the assumptions that are used to determine the allowance for doubtful accounts change, the Company may have to provide for a greater level of expense in future periods or reverse amounts provided for in prior periods.

Prior to fiscal 2001, TCBY Systems, LLC (“TCBY”), a wholly-owned subsidiary of the Company, extended credit from time to time in the form of notes receivable to franchisees and certain of these notes receivable remain outstanding.  Notes receivable from franchisees are primarily collateralized by equipment located at the franchisees’ stores.  These notes bear interest at market rates at the time the notes were issued and mature at various dates through April 2009.  TCBY regularly reviews the notes for non-performance.  Notes that are considered non-performing are placed on a non-accrual status when the collectibility of principal or interest becomes uncertain.  During the 26 weeks ended June 30, 2007 and July 1, 2006, TCBY recognized no interest income pertaining to these notes receivable.

Prior to fiscal 2001, TCBY factored various notes receivable aggregating $2.1 million.  Under the terms of the factoring agreement, TCBY is ultimately responsible to the factoring agent for the realizability of the notes receivable.  In the event of non-performance, the factoring agent has recourse against TCBY to a maximum level of $195,000 and $269,000 as of June 30, 2007 and December 30, 2006, respectively, which the Company has reserved 100 percent for this potential recourse liability.  This reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

 Notes receivable are composed of the following (in thousands):

	June 30,	December 30,
	2007	2006
Performing notes	$36	$59
Allowance for doubtful accounts	(15)	(19)
	$21	$40

The activity in the allowance for doubtful accounts for notes receivable is as follows (in thousands):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Beginning balance	$16	$58	$19	$69
Reversals, net	(1)	(15)	(4)	(26)
	$15	$43	$15	$43

4.  Inventories

Inventories, consisting of finished goods, raw materials, novelties and packaging, are stated at the lower of cost (first-in, first-out method) or market value.  Inventories are composed of the following (in thousands):

	June 30,	December 30,
	2007	2006
Finished goods	$1,404	$1,663
Raw Materials	879	1,071
Novelties	848	803
Packaging	431	440
	$3,562	$3,977

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

	June 30,	December 30,
	2007	2006
Equipment and fixtures	$11,732	$11,682
Leasehold improvements	7,007	6,997
Land	240	240
	18,979	18,919
Less accumulated depreciation	(11,815)	(10,750)
	$7,164	$8,169

Property and equipment at June 30, 2007 and December 30, 2006 included gross assets acquired under capital leases of $718,000 and related accumulated depreciation of $321,000 and $259,000, respectively.

Expenditures that materially extend useful lives of property and equipment are capitalized.  Routine maintenance, repairs and renewal costs are expensed as incurred.  Gains or losses from the sale or retirement of property and equipment are recorded in income from operations.

Included in leasehold improvements at June 30, 2007 and December 30, 2006 is $1.3 million, less $146,000 and $83,000, respectively, of accumulated depreciation, representing amounts for tenant improvements provided as lease incentives by the lessor related to the lease for the Company’s gifting operations facility.  Deferred rent at June 30, 2007 and December 31, 2006 of $125,000 is included in accrued liabilities and $1.0 million in other liabilities relating to these lease incentives.  The total amount of these leasehold improvements and deferred rent are amortized over the life of the lease.

During the 26 weeks ended June 30, 2007, the Company sold land held for sale for $278,000, resulting in a gain of $128,000.  Land held for sale at December 30, 2006 was included in other assets.

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

The following outlines the Company’s goodwill by operating segment (in thousands):

	June 30,	December 30,
	2007	2006
GAC/Pretzels	$54,913	$54,913
Mrs. Fields Franchising	5,491	5,491
Mrs. Fields Gifts	1,859	1,859
Mrs. Fields Licensing	1,852	1,852
	$64,115	$64,115

Included in GAC/Pretzels goodwill at June 30, 2007 and December 30, 2006 is $15.3 million related to Pretzels (see Note 16).  The Mrs. Fields Branded Retail and Dairy operating segments had no goodwill at June 30, 2007 and December 30, 2006.

7.  Accrued Liabilities

Accrued liabilities are composed of the following (in thousands):

	June 30,	December 30,
	2007	2006
Accrued liabilities	$5,164	$5,452
Accrued compensation and benefits	2,135	1,408
Accrued severance	584	1,856
Accrued interest payable	6,034	6,034
	$13,917	$14,750

The accrued severance at June 30, 2007 and December 30, 2006 relates primarily to severance accrued as a result of the Company’s reorganization in January 2007 resulting in a reduction of personnel.  In accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits – An Amendment to Financial Accounting Standards Board (“FASB”) Statements No. 5 and No. 43,” the Company accrued approximately $1.7 million of severance costs in fiscal 2006 related to this reorganization as it was probable and estimable at December 30, 2006.

The activity in accrued severance for the 13 weeks and 26 weeks ended June 30, 2007 is as follows (in thousands):

	13 Weeks Ended	26 Weeks Ended
	June 30,	June 30,
	2007	2007
Beginning balance	$941	$1,856
Additions	29	29
Payments	(386)	(1,301)
	$584	$584

8.  Related-Party Transactions

The amounts due to/from affiliates are composed of the following (in thousands):

	June 30,	December 30,
	2007	2006
Amounts due from affilates:
MFC	$14	$—
MFOC	148	—
	$162	$—

Amounts due to affilates:
MFC - tax sharing	$3,166	$3,166
MFOC	—	349
MFH	273	273
	$3,439	$3,788

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

Additionally, the tax allocation agreement with MFC does not allow for the carry-back of net operating losses.  Under the tax allocation agreement, the Company’s net operating losses must be carried forward when determining payment to MFC.  As a result, the current benefit of the federal net operating loss of $743,000 was recorded as a distribution to MFC for the 26 weeks ended June 30, 2007.

9.  Reportable Segments

As disclosed in Note 1, the Company changed their reporting segments as a result of the reorganization of the Company’s business units.

The Company has the following six reportable operating segments:

• Mrs. Fields Gifts
• Mrs. Fields Branded Retail
• Mrs. Fields Franchising	(collectively “Mrs. Fields”)
• Mrs. Fields Licensing
• GAC/Pretzels
• Dairy

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

The Mrs. Fields Branded Retail operating segment includes sales generated directly from the sale of Mrs. Fields products through various retail channels.  As discussed in Note 9 “Reportable Segments” in the Company’s Annual Report, the Company commenced selling shelf stable cookies in July 2006 directly through retail channels following the termination of certain license agreements.  Prior to this time, our branded retail activities consisted only of sales of Mrs. Fields branded cookie dough directly through retail channels.

The Mrs. Fields Licensing operating segment includes licensing activity with third parties for the sale of products bearing the Company’s brand names.

The Company evaluates performance of each operating segment based on contribution.  Contribution is computed as the difference between the revenues generated by a reportable segment and the selling and occupancy expenses, cost of sales and direct operating expenses related to that reportable operating segment.  Contribution is used as a measure of the operating performance of an operating segment.  The Company does not allocate any general and administrative expenses, interest expense, or depreciation and amortization to its reportable operating segments.

Segment revenues and contribution are presented in the following table (in thousands):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Revenues:
Mrs. Fields Gifts	$5,087	$4,887	$9,982	$10,065
Mrs. Fields Branded Retail	5,156	45	9,659	79
Mrs. Fields Franchising	1,815	1,979	3,699	4,089
Mrs. Fields Licensing	115	427	315	1,067
Total Mrs. Fields	12,173	7,338	23,655	15,300
GAC/Pretzels	7,488	7,438	15,224	14,928
Dairy	3,171	4,144	5,516	6,907
	$22,832	$18,920	$44,395	$37,135
Contribution:
Mrs. Fields Gifts	$(100)	$(631)	$(584)	$(2,085)
Mrs. Fields Branded Retail	346	22	740	21
Mrs. Fields Franchising	1,222	1,322	2,546	2,927
Mrs. Fields Licensing	151	(253)	341	158
Total Mrs. Fields	1,619	460	3,043	1,021
GAC/Pretzels	4,108	3,829	8,127	7,524
Dairy	1,980	2,359	2,483	3,527
	$7,707	$6,648	$13,653	$12,072

The reconciliation of contribution to loss before provision (benefit) for income taxes is as follows (in thousands):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Contribution	$7,707	$6,648	$13,653	$12,072
General and administrative expenses	(2,620)	(2,553)	(5,026)	(5,461)
Depreciation and amortization	(1,058)	(1,481)	(2,101)	(2,435)
Impairment of goodwill	—	(14,568)	—	(14,568)
Gain on sale of land held for sale	—	—	128	—
Interest expense, net	(5,388)	(5,241)	(10,681)	(10,471)
Other expense	—	(150)	—	(28)
Loss before provision (benefit) for income taxes	$(1,359)	$(17,345)	$(4,027)	$(20,891)

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

Segment assets are presented in the following table (in thousands):

	June 30,	December 30,
	2007	2006
Mrs. Fields Gifts	$8,843	$11,703
Mrs. Fields Branded Retail	2,880	3,157
Mrs. Fields Franchising	10,395	10,538
Mrs. Fields Licensing	2,561	3,476
Total Mrs. Fields	24,679	28,874
GAC/Pretzels	59,316	59,829
Dairy	7,084	7,359
Total Segment Identified Assets	91,079	96,062
Non-Segment Identified Assets	17,694	25,658
Total Assets	$108,773	$121,720

Revenues from franchisees, customers and licensees within the United States of America were $21.3 million and $42.0 million or 93.2 percent and 94.6 percent of total revenues for the 13 and 26 weeks ended June 30, 2007, respectively, and $18.5 million and $36.4 million or 97.9 percent and 98.1 percent of total revenues for the 13 and 26 weeks ended July 1, 2006, respectively.  Revenues from international franchisees, customers and licensees were $1.5 million and $2.4 million or 6.8 percent and 5.4 percent of total revenues for the 13 and 26 weeks ended June 30, 2007, respectively, and $400,000 and $700,000 or 2.1 percent and 1.9 percent of total revenues for the 13 and 26 weeks ended July 1, 2006, respectively.  Revenues from any single foreign country were not material.  Providing geographical information regarding long-lived assets is impracticable.

The Mrs. Fields, GAC/Pretzels and Dairy business units are not dependent upon any single franchisee.

The Mrs. Fields Gifts operating segment has one customer that accounted for $1.6 million and $2.4 million, or 31.3 percent and 23.7 percent of revenues for the 13 and 26 weeks ended June 30, 2007, respectively, and $962,000 and $1.9 million, or 19.7 percent and 18.7 percent of revenues for the 13 and 26 weeks ended July 1, 2006, respectively.

The Mrs. Fields Branded Retail operating segment is not dependent upon any single customer.

The Mrs. Fields Licensing operating segment has one licensee that accounted for approximately $32,000 and $64,000 or 27.6 percent and 20.2 percent of the revenues of the Licensing operating segment for the 13 and 26 weeks ended June 30, 2007, respectively, and had no revenues for the 13 and 26 weeks ended July 1, 2006, respectively; one licensee that accounted for approximately $31,000 and $115,000 or 27.3 percent and 36.6 percent of the revenues of the Licensing operating segment for the 13 and 26 weeks ended June 30, 2007, respectively, and approximately $0 and $119,000 or 0.0 percent and 11.1 percent of the revenues of the Licensing operating segment for the 13 and 26 weeks ended July 1, 2006, respectively; one licensee that accounted for approximately $30,000 and $60,000 or 26.1 percent and 19.0 percent of the revenues of the Licensing operating segment for the 13 and 26 weeks ended June 30, 2007, respectively, and approximately $30,000 and $60,000 or 7.0 percent and 5.6 percent of the revenues of the Licensing operating segment for the 13 and 26 weeks ended July 1, 2006, respectively; and one licensee that accounted for approximately $12,000 and $30,000 or 10.4 percent and 9.5 percent of the revenues of the Licensing operating segment for the 13 and 26 weeks ended June 30, 2007, respectively, and approximately $29,000 and $63,000 or 6.9 percent and 5.9 percent of the revenues of the Licensing operating segment for the 13 and 26 weeks ended July 1, 2006, respectively.

10.  Share-Based Compensation

Phantom Stock Plan

Effective May 23, 2004, the Board of Directors of MFC (the “Board of Directors”) approved adoption of the Phantom Stock Plan of Mrs. Fields’ Companies, Inc. (the “Phantom Plan”).  The purpose of the Phantom Plan is to provide long-term incentives to key employees of MFC or its subsidiaries (the “Participants”) as determined by the Compensation Committee of the Board of Directors (the “Committee”).  The Phantom Plan is unfunded and Participants do not receive any payment under the Phantom Plan until the completion of the first to occur of: (i) a sale of substantially all of the assets of MFC; (ii) a public offering of MFC’s common stock where MFC receives proceeds, net of any underwriter’s discounts and expenses, of not less than $50 million; or (iii) any stock sale, merger or other transaction where the owners of common stock immediately before the transaction do not own in excess of 50 percent of the common stock of the entity surviving such sale, merger or other transaction (a “Triggering Event”).

Participants receive performance units in amounts recommended by MFC’s Chief Executive Officer and determined by the Committee.  Once issued, performance units may only be forfeited upon certain events, such as a participant’s voluntary termination or termination for cause.  Additionally, the Phantom Plan may be terminated by the Board of Directors at any time at its sole discretion.  Upon the completion of a Triggering Event, Participants receive payments reflecting the number and value of their performance units at the time of the completion of the Triggering Event.  Payments to Participants may be made in cash or through issuance of equity securities of MFC, as determined by the Committee, at which time MFC will recognize compensation expense.  The value of a performance unit at the completion of a Triggering Event is the value of one share of common stock of MFC as determined in good faith by the Board of Directors.  If the Board of Directors determines the need, it may seek the advice of an independent advisor.

The maximum number of performance units that may be granted under the Phantom Plan is one million units. Subdivisions, splits or combinations involving MFC’s common stock will proportionately affect the number of performance units that have been awarded under the Phantom Plan.  In May 2004, the Committee approved the grant of up to 392,418 performance units allocated among Participants as determined by the Committee.  In March 2006, the Committee approved the grant of up to 182,274 additional units to Participants identified by the Committee, resulting in total authorized grants of up to 574,692 performance units.  During the 26 weeks ended June 30, 2007, there were no performance units granted to Participants. Future grants, if any, shall also be determined by the Committee.  As of June 30, 2007 and December 31, 2006, a total of 460,130 performance units are issued and outstanding.

SFAS No. 123(R), “Share-Based Payment,” applies to all of the Company’s outstanding grants under the Phantom Plan.  There are no other employee share-based payment awards outstanding.  Compensation costs for the grants under the Phantom Plan will be recognized upon the completion of a Triggering Event.  Accordingly, no compensation costs have been recognized in the statement of operations for the 26 weeks ended June 30, 2007 or July 1, 2006.

Employee Stock Option Plan

Effective September 1, 2004, MFC terminated its Employee Stock Option Plan pursuant to the provisions of the plan.  No further options will be granted under the plan.  Valid and outstanding options granted to plan participants prior to termination were unaffected by the termination.  The remaining 10,000 outstanding options expired without exercise in March 2007.  As of the 26 weeks ended June 30, 2007, there were no issued or outstanding options under the Employee Stock Option Plan.

Director Stock Option Plan

Members of the Company’s Board of Managers, other than officers of the Company, are qualified to participate in MFC’s Director Stock Option Plan (the “Director Stock Option Plan”).  Under MFC’s Director Stock Option Plan, a committee of the Board of Directors of MFC is authorized to administer the Plan and has the power, among other things, to grant awards of options for common stock of MFC to outside directors of MFC and its subsidiaries, including the Company.  MFC’s Director Stock Option Plan provides for the issuance of time vested options, which vest 25 percent per year on the anniversaries of the dates on which they are granted and vest in full upon a change of control of MFC or the Company.  A total of 100,000 shares of common stock of MFC are reserved for issuance under MFC’s Director Stock Option Plan and as of June 30, 2007 there were outstanding options providing for the issuance of up to 60,672 of those shares.  During the quarter ended June 30, 2007, there were no additional stock option grants awarded to the non-executive Managers.  Common stock of MFC issued under the Director Stock Option Plan is subject to customary restrictions on transfer.  Compensation costs for the grants under the Director Stock Option Plan are recognized over the vesting period of the grant.  The compensation costs for the 26 weeks ended June 30, 2007 and July 1, 2006 were insignificant.

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

13.  Taxes

On December 31, 2006, the Company adopted the provisions of FASB No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation requires that the Company recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.  In accordance with the provisions of FIN 48, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of deficit.

The adoption of FIN 48 did not have an impact on the Company’s consolidated financial statements.  At December 31, 2006 and through June 30, 2007, the Company had no unrecognized tax benefits.  As of the date of adoption, there were no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from the date of adoption of FIN 48 or from June 30, 2007.

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

14.  Accounting Pronouncements Not Yet Adopted

In February 2007, the FASB issued SFAS No. 159, (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.”  SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value.  SFAS 159 gives a company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of 2008.  The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot currently estimate the impact, if any, which SFAS 159 will have on the Company’s consolidated results of operation and financial condition.

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

15.  Liquidity and Capital Resources

The Company believes, based on historical results and current projections, and its management reorganization and control of operating expenses, that the cash currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next 12 months.  The Company is also exploring potential equity contributions, permissible loans and other financing as additional sources of cash.  Failure to achieve the anticipated benefit from its management reorganization may result in the Company’s inability to continue operations in its current state and would have a material adverse impact on its operations.  Accordingly, there can be no assurance that actual results will meet or exceed the Company’s projections or that the Company’s future operating activities will generate sufficient cash to meet its cash requirements for the next 12 months.  (Also see Note 16 regarding the sale of the Company’s Pretzel business.  Management has not yet determined how the sale proceeds will be utilized.  The indenture governing the Senior Secured Notes contains restrictions on how such proceeds may be used, but under certain conditions, allows management to utilize these proceeds to invest in the business, without the obligation to retire an equal amount of debt.)

16. Subsequent Event

On August 7, 2007, the Company and its wholly-owned subsidiaries, Pretzel Time and Pretzelmaker, completed a sale of certain assets, consisting primarily of identifiable intangible assets of Pretzels, to NexCen Brands, Inc. (“NexCen”) pursuant to an asset purchase agreement (the “Agreement”). The total purchase price, subject to customary closing adjustments, is $29.4 million, which consists of $22.1 million in cash and 1,000,915 shares of NexCen common stock valued at $7.35 per share.  Under the terms of the Agreement, $2.9 million (400,365 shares) and $1.0 million (136,054 shares) of restricted NexCen common stock, valued at $7.35 per share, is to be held in escrow for nine and fifteen months, respectively, pending satisfaction of certain conditions as described in the Agreement.  As of June 30, 2007, the Pretzels’ assets and liabilities consisted primarily of approximately $300,000 of accounts receivable, $15.3 million of goodwill and $400,000 of accrued liabilities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this report contains “forward-looking statements” within the meaning of the federal securities laws.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “continue,” “will,” “may” or the negative of such words or words or phrases of similar meaning.  Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive and governmental factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements.  Factors you should consider that could cause these differences include all factors described under Part II, Item 1A. “Risk Factors” contained elsewhere in this report.

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

Executive Summary

Mrs. Fields Famous Brands, LLC and subsidiaries (“we,” “us,” the “Company” or similar terms) is one of the largest franchisors in the premium snack-food industry, featuring Mrs. Fields®, Great American Cookies®, TCBY®, Pretzel Time® and Pretzelmaker® as our core brands.  Through our franchisees’ retail stores, we are the largest retailer of freshly baked on-premises specialty cookies and brownies in the United States of America (the “United States”); the largest retailer of soft-serve frozen yogurt in the United States; and the second largest retailer of baked on-premises pretzels in the United States.  In addition, we operate a gifts and a branded retail business and have entered into licensing arrangements that attempt to leverage awareness of our core brands among our retail customer base.  We operate through a network of 2,119 retail concept locations, which are located throughout the United States and in approximately 24 foreign countries.

On December 31, 2006, we restructured and reorganized our resources to focus primarily on the areas we identified as vital to the future growth of our brands.  As part of this reorganization, we formed three business units and appointed presidents for each business unit, which include Mrs. Fields, TCBY (“Dairy”), and the combined group of Great American Cookies, Pretzel Time and Pretzelmaker (“GAC/Pretzels”).  Each of the presidents is responsible for operations of their respective business unit.  Operating segments are components of our Company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance.  As a result of the reorganization, our reportable segments have changed from the four previously reported segments, namely franchising, gifts, branded retail, and licensing, to six operating segments as follows:

• Mrs. Fields Gifts
• Mrs. Fields Branded Retail
• Mrs. Fields Franchising	(collectively “Mrs. Fields”)
• Mrs. Fields Licensing
• GAC/Pretzels
• Dairy

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have restated the segment disclosures for the 13 and 26 weeks ended July 1, 2006 to conform to the presentation of the new operating segments.

Mrs. Fields, GAC/Pretzels and Dairy represented 53.3 percent, 34.3 percent and 12.4 percent of total revenues, respectively, for the 26 weeks ended June 30, 2007 and 41.2 percent, 40.2 percent, and 18.6 percent of total revenues, respectively, for the 26 weeks ended July 1, 2006.

As of June 30, 2007, our store portfolio consisted of 1,649 domestic franchised locations, 344 international franchised locations and 126 licensed locations.  Our franchisees’ and licensees’ concept locations by brand are distributed as follows:

	Domestic	International	Licensed
	Franchised	Franchised	Locations	Total
Mrs. Fields	326	97	31	454
Great American Cookies	286	1	—	287
Pretzel Time (1)	185	4	6	195
Pretzelmaker (1)	135	45	1	181
Hot Sam (1)	—	—	1	1
GAC/Pretzels subtotal	606	50	8	664
TCBY - traditional stores	345	—	—	345
TCBY - non-traditional stores	358	197	85	640
Yovana - test stores (2)	2	—	2	4
TCBY/Beriyo	12	—	—	12
Dairy subtotal	717	197	87	1,001
Total	1,649	344	126	2,119

(1)          Subsequent to June 30, 2007, we completed our sale of the identifiable intangible assets of these concepts, as further discussed in Recent Developments.

(2)          Included in the domestic franchised Yovana test stores is one store currently owned and operated by us, which may be refranchised, relocated or closed in fiscal 2007.  We assumed operations from a franchisee in an effort to more closely monitor the results of the test.

The previous table counts each concept location individually.  For example, if a physical location had a Mrs. Fields store and a Pretzel Time store together, it would be counted as two concept locations in the table above.  If actual physical stores were counted rather than concept locations, total store counts would be reduced by 300 locations to 1,819.

Our parent company, Mrs. Fields’ Original Cookies, Inc. (“MFOC”) and certain of its subsidiaries own two franchised and licensed retail concept locations as of June 30, 2007, representing 0.1 percent of the total retail concept locations.  During the 26 weeks ended June 30, 2007, we recognized $13,000 of franchise royalties relating to the retail concept locations owned by MFOC.  MFOC expects that these remaining retail concept locations will be sold to other franchisees or will be closed during fiscal 2007.

During the 26 weeks ended June 30, 2007, our store portfolio declined from 2,313 concept locations to 2,119 concept locations, as follows:

	Total Company
	Domestic	International	Licensed
	Franchised	Franchised	Locations	Total
Balance at December 30, 2006	1,804	356	153	2,313
New development openings	30	15	—	45
Permanent closings	(182)	(26)	(28)	(236)
Other closings, net	(3)	(1)	1	(3)
Balance at June 30, 2007	1,649	344	126	2,119

The following tables provide additional detail of new development openings, permanent closings and other openings and closings of our concept locations during the 26 weeks ended June 30, 2007:

	Domestic Franchised
				Non-
			Traditional	Traditional
	Mrs. Fields	GAC/Pretzels	Dairy	Dairy	Total
Balance at December 30, 2006	360	622	376	446	1,804
New development openings	2	17	8	3	30
Permanent closings	(33)	(29)	(28)	(92)	(182)
Other closings, net	(3)	(4)	3	1	(3)
Balance at June 30, 2007	326	606	359	358	1,649

	International Franchised
			Non-
			Traditional
	Mrs. Fields	GAC/Pretzels	Dairy	Total
Balance at December 30, 2006	97	55	204	356
New development openings	6	2	7	15
Permanent closings	(6)	(6)	(14)	(26)
Other closings, net	—	(1)	—	(1)
Balance at June 30, 2007	97	50	197	344

	Licensed Locations
			Non-
			Traditional
	Mrs. Fields	GAC/Pretzels	Dairy	Total
Balance at December 30, 2006	44	10	99	153
New development openings	—	—	—	—
Permanent closings	(13)	(2)	(13)	(28)
Other openings, net	—	—	1	1
Balance at June 30, 2007	31	8	87	126

We have implemented a number of strategies designed to attempt to reverse our trend of declining store counts, including identifying stores that are at risk of closure for operational issues, lease or franchise agreement expiration and working with franchisees to relocate, transfer or correct operational deficiencies.  We are also testing programs to refresh, remodel or reconcept some of our concept locations, as more fully discussed in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 21, 2007 (“Annual Report”).  There can be no assurance that our strategies will succeed.  If store counts continue to decline, our business operations or financial condition could be adversely affected.

Throughout this discussion, we refer to the total weeks that our franchised locations operate in any given period as “franchised unit weeks” and use that term comparatively when describing factors that may affect performance.    Fewer franchised locations translate naturally to fewer total franchised unit weeks that our franchisees operate and contribute revenues to us.  The Dairy operating segment is composed of both larger, traditional locations and a significant number of smaller, non-traditional locations.  We measure franchise unit weeks differently for the Dairy operating segment, based on our calculation that it takes approximately three average non-traditional locations to equal the revenues of one average traditional location.  We therefore refer to “traditional equivalent unit weeks” to describe the total number of weeks that TCBY franchised locations operate in any given period, adjusted to account for the different impact that non-traditional TCBY store openings and closings may have when compared to similar events affecting traditional TCBY stores.

Recent Developments

As discussed on our Form 8-K filed on July 9, 2007, we approved a fully executed copy of a Product Supply Agreement (the “Supply Agreement”) between Pretzelmaker and Layton Dough, a division of Smith’s Food & Drug Centers, Inc. (“Layton”).  Layton produces Pretzelmaker’s proprietary frozen pretzel dough for sale to designated distributors who purchase the product for resale to Pretzelmaker franchisees.  The Supply Agreement has an initial term of one year and provides for automatic renewals for subsequent one-year periods unless either party gives at least 180 days prior notice of its intent to terminate.  The Supply Agreement also includes provisions related to licensing of Pretzelmaker’s marks for purposes of production, pricing, payment, invoicing and collection, inventory controls, quality standards and assurance, indemnification and confidentiality.

On August 7, 2007, we completed the sale of certain assets, consisting primarily of identifiable intangible assets of our wholly-owned subsidiaries, Pretzel Time Franchising, LLC (“Pretzel Time”) and Pretzelmaker Franchising, LLC (“Pretzelmaker,” and collectively “Pretzels”), to NexCen Brands, Inc. (“NexCen”) pursuant to an asset purchase agreement (the “Agreement”). The total purchase price, subject to customary closing adjustments, is $29.4 million, which consists of $22.1 million in cash and 1,000,915 shares of NexCen common stock valued at $7.35 per share.  Under the terms of the Agreement, $2.9 million (400,365 shares) and $1.0 million (136,054 shares) of restricted NexCen common stock, valued at $7.35 per share, is to be held in escrow for nine and fifteen months, respectively, pending satisfaction of certain conditions as described in the Agreement.  As of June 30, 2007, the Pretzels’ assets and liabilities consisted primarily of approximately $300,000 of accounts receivable, $15.3 million of goodwill and $400,000 of accrued liabilities.

  Reclassifications

In connection with our reorganization and change in business segments, certain prior year amounts have been reclassified to conform to the current year presentation.  We reclassified prior year revenues and expenses as follows:

•                  Franchising to the Mrs. Fields, GAC/Pretzels and Dairy business units; and

•                  Gifts, Branded Retail and Licensing to the Mrs. Fields business unit.

Such reclassification did not impact previously reported net loss or accumulated deficit.

Results of Operations

The following table sets forth, for the periods indicated, certain information relating to our operations and percentage changes from period to period (in thousands):

	13 Weeks Ended			26 Weeks Ended
	June 30,	July 1,	%	June 30,	July 1,	%
	2007	2006	Change	2007	2006	Change
REVENUES:
Mrs. Fields Gifts	$5,087	$4,887	4.1	$9,982	$10,065	(0.8)
Mrs. Fields Branded Retail	5,156	45	NM	9,659	79	NM
Mrs. Fields Franchising	1,815	1,979	(8.3)	3,699	4,089	(9.5)
Mrs. Fields Licensing	115	427	(73.1)	315	1,067	(70.5)
Total Mrs. Fields	12,173	7,338	65.9	23,655	15,300	54.6
GAC/Pretzels	7,488	7,438	0.7	15,224	14,928	2.0
Dairy	3,171	4,144	(23.5)	5,516	6,907	(20.1)
Total revenues	22,832	18,920	20.7	44,395	37,135	19.6
OPERATING COSTS AND EXPENSES:
Mrs. Fields Gifts	5,187	5,518	(6.0)	10,566	12,150	(13.0)
Mrs. Fields Branded Retail	4,810	23	NM	8,919	58	NM
Mrs. Fields Franchising	593	657	(9.7)	1,153	1,162	(0.8)
Mrs. Fields Licensing	(36)	680	NM	(26)	909	NM
Total Mrs. Fields	10,554	6,878	53.4	20,612	14,279	44.4
GAC/Pretzels	3,380	3,609	(6.3)	7,097	7,404	(4.1)
Dairy	1,191	1,785	(33.3)	3,033	3,380	(10.3)
General and administrative	2,620	2,553	2.6	5,026	5,461	(8.0)
Depreciation	539	943	(42.8)	1,065	1,359	(21.6)
Amortization	519	538	(3.5)	1,036	1,076	(3.7)
Impairment of goodwill	—	14,568	NM	—	14,568	NM
Gain on sale of land held for sale	—	—	NM	(128)	—	NM
Total operating costs and expenses	18,803	30,874	(39.1)	37,741	47,527	(20.6)
Income (loss) from operations	4,029	(11,954)	NM	6,654	(10,392)	NM
Interest expense, net	(5,388)	(5,241)	2.8	(10,681)	(10,471)	2.0
Other expense	—	(150)	(100.0)	—	(28)	(100.0)
Loss before provision (benefit) for income taxes	(1,359)	(17,345)	(92.2)	(4,027)	(20,891)	(80.7)
Provision (benefit) for income taxes	8	651	NM	18	(790)	NM
Net loss	$(1,367)	$(17,996)	(92.4)	$(4,045)	$(20,101)	(79.9)

Cash flows from operating activities	$4,391	$3,532	(24.3)	$(6,129)	$(7,689)	20.3
Cash flows from investing activities	$(48)	$(1,281)	NM	$218	$(1,681)	NM
Cash flows from financing activities	$(28)	$(25)	(12.0)	$(58)	$(51)	(13.7)

NM - Calculation not meaningful.

13 Weeks Ended June 30, 2007

Compared to the 13 Weeks Ended July 1, 2006

Income From Operations—Overview.  Income from operations was $4.0 million for the 13 weeks ended June 30, 2007, an increase of $16.0 million or 133.7 percent from loss of $12.0 million for the 13 weeks ended July 1, 2006.  The increase in income from operations was primarily due to the following:

•                  decreased impairment of goodwill associated with the dairy reporting unit of $14.6 million in 2006;

•                  increased contribution from our business units of $1.1 million; and

•                  decreased depreciation expense of $400,000.

The foregoing increases in income from operations were partially offset by an increase in general and administrative expenses of $100,000.

The increase in contribution from our business units of $1.1 million is composed of the following:

•                  Mrs. Fields business unit contribution increase of $1.2 million;

•                  GAC/Pretzels business unit contribution increase of $300,000; offset by

•                  Dairy business unit contribution decrease of $400,000.

Business Unit Contribution.  Mrs. Fields business unit contribution is composed of the following:

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

The following table sets forth the contribution from each of our business units (in thousands):

	For the 13 Weeks Ended
	June 30,	July 1,
	2007	2006
Mrs. Fields	$1,619	$460
GAC/Pretzels	4,108	3,829
Dairy	1,980	2,359
	$7,707	$6,648

Mrs. Fields

The following table details the revenues and operating expenses of the Mrs. Fields business unit (in thousands):

	For the 13 Weeks Ended
	June 30,	July 1,	%
	2007	2006	Change
Mrs. Fields Gifts	$5,087	$4,887	4.1
Mrs. Fields Branded Retail	5,156	45	NM
Mrs. Fields Franchising	1,815	1,979	(8.3)
Mrs. Fields Licensing	115	427	(73.1)
Total Mrs. Fields revenues	12,173	7,338	65.9
Mrs. Fields Gifts	5,187	5,518	(6.0)
Mrs. Fields Branded Retail	4,810	23	NM
Mrs. Fields Franchising	593	657	(9.7)
Mrs. Fields Licensing	(36)	680	NM
Total Mrs. Fields operating expenses	10,554	6,878	53.4
Total Mrs. Fields contribution	$1,619	$460	252.0

Mrs. Fields Gifts

Mrs. Fields Gifts Revenues.  Mrs. Fields Gifts revenues were $5.1 million for the 13 weeks ended June 30, 2007, an increase of $200,000 or 4.1 percent from $4.9 million for the 13 weeks ended July 1, 2006.  These revenues consist of sales through our catalog and website as well as affiliations with other websites and sales to large corporate accounts.  This increase in revenues was primarily attributable to the following:

•                  national accounts revenues of $500,000 related to our largest customer; and

•                  Internet search engines revenues of $400,000 due to additional providers.

The foregoing increases in revenues were partially offset by a decrease in:

•                  catalog driven sales of $600,000 due to decreased circulation of catalogs; and

•                  affiliates driven sales of $100,000 due to a reduction in affiliates.

Mrs. Fields Gifts Expenses.  Mrs. Fields Gifts expenses are composed of cost of sales for products sold, selling and promotional expenses and direct operating expenses of this segment.  Expenses were $5.2 million for the 13 weeks ended June 30, 2007, a decrease of $300,000 or 6.0 percent from $5.5 million for the 13 weeks ended July 1, 2006.  This decrease in expenses was primarily due to the following:

•                  catalog and advertising expenses of $400,000 due to decreased circulation of our catalogs;

•                  operating expenses of $200,000 related primarily to decreased freight costs; and

•                  compensation and related costs of $100,000 due to the management reorganization that occurred in January 2007.

The foregoing decreases in expenses were partially offset by an increase in:

•                  cost of goods sold of $200,000 primarily due to an increase in raw materials as a result of increased revenues;

•                  bonus expense of $100,000 for accrued bonuses for fiscal year 2007; and

•                  rent and occupancy expenses of $100,000 related to the new gifts facility.

Mrs. Fields Branded Retail

Mrs. Fields Branded Retail Revenues.  Mrs. Fields Branded Retail revenues were $5.2 million and $45,000 for the 13 weeks ended June 30, 2007 and July 1, 2006, respectively.  The increase is due to the revenues generated from the sale of Mrs. Fields branded shelf stable cookies.  We commenced selling Mrs. Fields branded shelf stable cookies in July 2006 directly through retail channels following the termination of certain license agreements.

Mrs. Fields Branded Retail Expenses.  Mrs. Fields Branded Retail expenses are composed of cost of sales for product sold, selling and promotional expenses and other direct operating expenses of this segment.  These expenses were $4.8 million and $23,000 for the 13 weeks ended June 30, 2007 and July 1, 2006, respectively.  The increase is associated with the branded retail shelf stable cookies activity which commenced in July 2006.

Mrs. Fields Franchising

The following table details the year-over-year (“YOY”) percentage change in same store sales:

	For the 13 Weeks Ended
	June 30,	July 1,
	2007	2006
Mrs. Fields	0.0	(2.1)

Our Mrs. Fields concept’s YOY same store sales were flat for the 13 weeks ended June 30, 2007, an improvement from the first quarter of 2007.  This was a result of an increased average ticket price due to promotional focus on the Big Cookies Cake program and our Breezer smoothie program, and a strong summer promotion launch to help stem customer count declines.

Mrs. Fields  Franchising Revenues.  Mrs. Fields Franchising revenues were $1.8 million for the 13 weeks ended June 30, 2007, a decrease of $200,000 or 8.3 percent from $2.0 million for the 13 weeks ended July 1, 2006.  This decrease in revenues was primarily attributable to approximately 500 or 10.1 percent fewer unit weeks offset partially by an increase in average ticket price.

Mrs. Fields Franchising Expenses.  Mrs. Fields Franchising expenses are composed of operation and supervision expenses wherein we provide support, direction and supervision to the franchisees, and development and support expenses including product development costs, expenses relating to new franchise development, marketing and advertising, bad debt expense and other direct franchising expenses of this segment.  These expenses were $600,000 for the 13 weeks ended June 30, 2007, a decrease of $100,000 or 9.7 percent from $700,000 for the 13 weeks ended July 1, 2006.  This decrease in expenses was primarily due to decreased costs of $100,000 related to shared resources for product development, purchasing, training and customer service and decreased expenses associated with brand initiatives of $100,000.  These decreases were partially offset by increased bonus expense of $100,000 for accrued bonuses for fiscal year 2007.

Mrs. Fields Licensing

Mrs. Fields Licensing Revenues.  Mrs. Fields Licensing revenues were $100,000 for the 13 weeks ended June 30, 2007, a decrease of $300,000 or 73.1 percent from $400,000 for the 13 weeks ended July 1, 2006.  This decrease in revenues was primarily due to licensing royalties earned in 2006 of $300,000 under our terminated licensing agreement for the sale of TCBY frozen food specialty products through retail channels.

Mrs. Fields Licensing Expenses.  Mrs. Fields Licensing expenses are composed of selling and promotional expenses, bad debt and other direct operating expenses of this segment.  These expenses were negligible for the 13 weeks ended June 30, 2007, a decrease of $700,000 from $700,000 for the 13 weeks ended July 1, 2006.  This decrease in expenses was primarily due to the following:

•                  bad debt of $400,000 in fiscal year 2006 related to a terminated license agreement;

•                  legal, advertising and promotion expenses totaling approximately $200,000; and

•                  compensation and related costs of $100,000 due to the management reorganization that occurred in January 2007.

GAC/Pretzels

The following table details the YOY percentage increase in same store sales:

	For the 13 Weeks Ended
	June 30,	July 1,
	2007	2006
Great American Cookies	1.8	2.7
Pretzel Time	11.6	7.0
Pretzelmaker	6.8	11.9

Total GAC/Pretzels	5.1	5.2

Our Great American Cookies concept continues its positive momentum through the second quarter of fiscal year 2007 with a 1.8% YOY same store sales increase.  The launch of cupcakes and an increased focus on cookie cakes helped increase customer counts in the stores.

Our pretzel concepts experienced another quarter with strong YOY same store sales increases.  The introduction of a new Lemon Breezer, along with continued support of the Pretzel Bites, contributed to the ongoing success.

GAC/Pretzels Revenues.  GAC/Pretzels revenues were $7.5 million for the 13 weeks ended June 30, 2007, an increase of $100,000 or 0.7 percent from $7.4 million for the 13 weeks ended July 1, 2006.  This increase in revenues was primarily attributable to an increase of $200,000 in royalties and sales of product by our Great American Cookies manufacturing facility to our franchisees.  This increase was partially offset by a $100,000 decrease in initial franchise fees earned in the second quarter of fiscal year 2007.

GAC/Pretzels Expenses.  GAC/Pretzels expenses are composed of operation and supervision expenses wherein we provide support, direction and supervision to the franchisees; development and support expenses including product development costs, expenses relating to new franchise development, marketing and advertising, bad debt expenses and other direct franchising expenses of this segment; and cost of product sales associated with our Great American Cookies manufacturing facility including raw materials, labor and other manufacturing costs.  These expenses were $3.4 million for the 13 weeks ended June 30, 2007, a decrease of $200,000 or 6.3 percent from $3.6 million for the 13 weeks ended July 1, 2006.  This decrease in expenses was primarily attributable to decreases in cost of product of $100,000 and compensation and related costs and other operating expenses associated with our Great American Cookies manufacturing facility of $100,000 primarily as a result of the management reorganization that occurred in January 2007.

Dairy

The following table details the YOY percentage decrease in same store sales:

	For the 13 Weeks Ended
	June 30,	July 1,
	2007	2006
Dairy	(1.3)	(3.5)

Our Dairy segment’s YOY same store sales decreased 1.3 percent for the 13 weeks ended June 30, 2007 primarily as a result of unseasonably cold and wet weather in certain parts of the United States during April.  We have improved our product and menu and we initiated a remodel program for the existing TCBY traditional store base which provides an updated, contemporary store décor for consumers and an improved business model for franchisees which we expect will strengthen our YOY store sales.

Dairy Revenues.  Dairy revenues were $3.2 million for the 13 weeks ended June 30, 2007, a decrease of $900,000 or 23.5 percent from $4.1 million for the 13 weeks ended July 1, 2006.  This decrease in revenues was due to decreases in product formulation revenues generated by purchases of TCBY products by franchisees of $600,000 and royalties of $400,000 principally attributable to approximately 1,300 or 16.8 percent fewer unit weeks and a decrease in YOY same store sales.  These decreases were partially offset by an increase of $100,000 in initial franchise fees and other revenues.  We anticipate that our dairy unit weeks will continue to decline in the near future, at least until the rollout of the new store décor and the line of Beriyo smoothie products into TCBY stores are completed.

Dairy Expenses.  Dairy expenses are composed of operation and supervision expenses wherein we provide support, direction and supervision to the franchisees, and development and support expenses including product development costs, expenses relating to new franchise development, marketing and advertising, bad debt expense and other direct franchising expenses of this segment.  These expenses were $1.2 million for the 13 weeks ended June 30, 2007, a decrease of $600,000 or 33.3 percent from $1.8 million for the 13 weeks ended July 1, 2006.  This decrease in expenses was primarily attributable to the following:

•                  compensation and related costs of $300,000 due to the decrease in headcount resulting from our reorganization;

•                  distribution costs of $200,000 associated with the distribution of our products to our dairy franchise system resulting from the Blue Line Extension Agreement that ended in March 2007;

•                  costs associated with shared resources related to product development, purchasing, training and customer service of $200,000; and

•                  other franchise development and support costs of $100,000.

The foregoing decreases in expenses were partially offset by the following increases:

•                  brand initiatives of $100,000 to test Beriyo and Yovana concepts and to prepare for the new store décor initiative; and

•                  operating costs of $100,000 related to a Yovana test store that we began operating in the fourth quarter of 2006.

Other

General and Administrative Expenses.  General and administrative expenses were $2.6 million for both the 13 weeks ended June 30, 2007 and July 1, 2006.  This consistent level of general and administrative expenses was primarily affected by the following:

•                  decreases in compensation and related costs of $300,000 primarily due to the decrease in headcount resulting from our reorganization; offset by

•                  increases in bonus expense of $100,000 for accrued bonuses for fiscal year 2007;

•                  increases in professional fees of $100,000; and

•                  increases in general and administrative expenses of $100,000.

Depreciation and Amortization Expense.  Total depreciation and amortization expense was $1.0 million for the 13 weeks ended June 30, 2007, a decrease of $500,000 or 28.6 percent from $1.5 million for the 13 weeks ended July 1, 2006.  Depreciation expense was $500,000 for the 13 weeks ended June 30, 2007, a decrease of $500,000 or 42.8 percent from $1.0 million for the 13 weeks ended July 1, 2006.  This decrease was due to $400,000 attributable to leasehold improvements and equipment associated with a Yovana test store recorded in fiscal year 2006 and the $200,000 attributable to the leasehold improvements in our old gifting facility.  Amortization expense was $500,000 for the 13 weeks ended June 30, 2007 and for the 13 weeks ended July 1, 2006.

26 Weeks Ended June 30, 2007

Compared to the 26 Weeks Ended July 1, 2006

Income From Operations—Overview.  Income from operations was $6.7 million for the 26 weeks ended June 30, 2007, an increase of $17.1 million or 164.0 percent from loss of $10.4 million for the 26 weeks ended July 1, 2006.  The increase in income from operations was primarily due to the following:

•                  decreased impairment of goodwill associated with the dairy reporting unit of $14.6 million in 2006;

•                  increased contribution from our business units of $1.6 million;

•                  decreased general and administrative expenses of $400,000;

•                  decreased depreciation expense of $300,000; and

•                  gain on sale of land held for sale of $100,000 that occurred in 2007.

The increase in contribution from our business units of $1.6 million is composed of the following:

•                  Mrs. Fields business unit contribution increase of $2.0 million;

•                  GAC/Pretzels business unit contribution increase of $600,000; offset by

•                  Dairy business unit contribution decrease of $1.0 million.

Business Unit Contribution.  Mrs. Fields business unit contribution is composed of the following:

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

The following table sets forth the contribution from each of our business units (in thousands):

	For the 26 Weeks Ended
	June 30,	July 1,
	2007	2006
Mrs. Fields	$3,043	$1,021
GAC/Pretzels	8,127	7,524
Dairy	2,483	3,527
	$13,653	$12,072

Mrs. Fields

The following table details the revenues and operating expenses of the Mrs. Fields business unit (in thousands):

	For the 26 Weeks Ended
	June 30,	July 1,	%
	2007	2006	Change
Mrs. Fields Gifts	$9,982	$10,065	(0.8)
Mrs. Fields Branded Retail	9,659	79	NM
Mrs. Fields Franchising	3,699	4,089	(9.5)
Mrs. Fields Licensing	315	1,067	(70.5)
Total Mrs. Fields revenues	23,655	15,300	54.6
Mrs. Fields Gifts	10,566	12,150	(13.0)
Mrs. Fields Branded Retail	8,919	58	NM
Mrs. Fields Franchising	1,153	1,162	(0.8)
Mrs. Fields Licensing	(26)	909	NM

Total Mrs. Fields operating expenses	20,612	14,279	44.4

Total Mrs. Fields contribution	$3,043	$1,021	198.0

Mrs. Fields Gifts

Mrs. Fields Gifts Revenues.  Mrs. Fields Gifts revenues were $10.0 million for the 26 weeks ended June 30, 2007, a decrease of $100,000 or 0.8 percent from $10.1 million for the 26 weeks ended July 1, 2006.  These revenues consist of sales through our catalog and website as well as affiliations with other websites and sales to large corporate accounts.  This decrease in revenues was primarily attributable to a decrease in catalog driven sales of $1.5 million due to decreased circulation of catalogs.  This decrease in revenues was partially offset by the following sales increases through:

•                  Internet search engines revenues of $800,000 due to additional providers;

•                  national accounts revenues of $400,000;

•                  partners and affiliates revenues of $100,000 due to expanded product offerings; and

•                  other revenues of $100,000.

Mrs. Fields Gifts Expenses.  Mrs. Fields Gifts expenses were $10.6 million for the 26 weeks ended June 30, 2007, a decrease of $1.6 million or 13.0 percent from $12.2 million for the 26 weeks ended July 1, 2006.  This decrease in expenses was primarily due to the following:

•                  catalog and advertising expenses of $1.2 million due to decreased circulation of our catalogs;

•                  compensation and related costs of $200,000 due to the management reorganization that occurred in January 2007;

•                  operating expenses of $200,000 primarily due to decreased freight expense; and

•                  professional fees of $100,000 due to projects completed in 2006.

The foregoing decreases in expenses were partially offset by increases in bonus expense of $100,000 for accrued bonuses for fiscal year 2007.

Mrs. Fields Branded Retail

Mrs. Fields Branded Retail Revenues.  Mrs. Fields Branded Retail revenues were $9.7 million and $79,000 for the 26 weeks ended June 30, 2007 and July 1, 2006, respectively.  This increase is due to the revenues generated from the sale of Mrs. Fields branded shelf stable cookies.  As previously discussed, we commenced selling Mrs. Fields branded shelf stable cookies in July 2006 directly through retail channels following the termination of certain license agreements.

Mrs. Fields Branded Retail Expenses.  Mrs. Fields Branded Retail expenses $8.9 million and $58,000 for the 26 weeks ended June 30, 2007 and July 1, 2006, respectively.  The increase is associated with the branded retail activities which commenced in July 2006.

Mrs. Fields Franchising

The following table details the YOY percentage decrease in same store sales:

	For the 26 Weeks Ended
	June 30,	July 1,
	2007	2006
Mrs. Fields	(1.8)	(1.6)

Our Mrs. Fields concept’s YOY same store sales decrease of 1.8 percent for the 26 weeks ended June 30, 2007 was a result of a continued decline in customer counts at the stores partially offset by increases in our average ticket price due to promotional focus on the Big Cookie Cake program and our Breezer smoothie program.

Mrs. Fields Franchising Revenues.  Mrs. Fields Franchising revenues were $3.7 million for the 26 weeks ended June 30, 2007, a decrease of $400,000 or 9.5 percent from $4.1 million for the 26 weeks ended July 1, 2006.  This decrease in revenues was primarily attributable to approximately 800 or 8.1 percent fewer unit weeks and a decrease in same store YOY sales of 1.8 percent.

Mrs. Fields Franchising Expenses.  Mrs. Fields Franchising expenses were $1.2 million for the 26 weeks ended June 30, 2007 and for the 26 weeks ended July 1, 2006.  Total compensation and related costs increased $200,000 primarily due to a newly appointed president as part of the management reorganization that occurred in January 2007 and bonus expense increased $100,000 for accrued bonuses for fiscal year 2007.  These increases were offset by decreased costs of $200,000 related to shared resources for product development, purchasing, training and customer service and a decrease of $100,000 in brand initiatives.

Mrs. Fields Licensing

Mrs. Fields Licensing Revenues.  Mrs. Fields Licensing revenues were $300,000 for the 26 weeks ended June 30, 2007, a decrease of $800,000 or 70.5 percent from $1.1 million for the 26 weeks ended July 1, 2006.  This decrease in revenues was due to licensing royalties earned in 2006 of $400,000 under our terminated licensing agreement for the sale of Mrs. Fields branded shelf stable cookies and royalties of $400,000 under our terminated licensing agreement for the sale of TCBY frozen food specialty products through retail channels that were not repeated in 2007.

Mrs. Fields Licensing Expenses.  Mrs. Fields Licensing expenses were negligible for the 26 weeks ended June 30, 2007, a decrease of $900,000 from $900,000 for the 26 weeks ended July 1, 2006.  This decrease in expenses was primarily due to the following:

•                  bad debt of $400,000 in fiscal year 2006 related to a terminated license agreement;

•                  legal, advertising and promotion expenses totaling approximately $300,000; and

•                  compensation and related costs of $200,000 due to the management reorganization that occurred in January 2007.

GAC/Pretzels

The following table details the YOY percentage increase in same store sales:

	For the 26 Weeks Ended
	June 30,	July 1,
	2007	2006
Great American Cookies	1.4	3.9
Pretzel Time	11.1	5.8
Pretzelmaker	7.0	11.5

Total GAC/Pretzels	4.8	5.5

Our Great American Cookies concept’s YOY same store sales increase of 1.4 percent for the 26 weeks ended June 30, 2007 was primarily a result of a strong Valentine’s Day period, the introduction of cupcakes and a price increase of approximately 5.0 percent, which was effective in April 2006.

Our Pretzel Time and Pretzelmaker concepts’ YOY same store sales increases of 11.1 percent and 7.0 percent, respectively, were primarily a result of the “Fresh for All” campaign, emphasizing fresh pretzels and beverages, an in-store game sweepstakes aimed at promoting volume and frequency purchases and the continued focus on high margin items such as pretzel bites and lemonade.

GAC/Pretzels Revenues.  GAC/Pretzels revenues were $15.2 million for the 26 weeks ended June 30, 2007, an increase of $300,000 or 2.0 percent from $14.9 million for the 26 weeks ended July 1, 2006.  This increase in revenues was primarily attributable to increases in sales of products by our Great American Cookies manufacturing facility to our franchisees of $200,000 or 2.6 percent and an increase of $100,000 in royalties and initial franchise fees.  The increase by our Great American Cookies manufacturing facility was primarily due to a price increase to our franchisees of approximately 5.0 percent effective April 2006.

GAC/Pretzels Expenses.  GAC/Pretzels expenses were $7.1 million for the 26 weeks ended June 30, 2007, a decrease of $300,000 or 4.1 percent from $7.4 million for the 26 weeks ended July 1, 2006.  This decrease in expenses was primarily attributable to the following:

•                  cost of product and operating expenses associated with our Great American Cookies manufacturing facility of $300,000; and

•                  costs of $100,000 related to shared resources related to product development, purchasing, training and customer service.

These decreases were partially offset by an increase in bonus expense of $100,000 for accrued bonuses for fiscal year 2007.

Dairy

The following table details the YOY percentage decrease in same store sales:

	For the 26 Weeks Ended
	June 30,	July 1,
	2007	2006
Dairy	(2.4)	(0.7)

Our Dairy concept’s YOY same store sales decreased 2.4 percent for the 26 weeks ended June 30, 2007.  The decrease in YOY same store sales is a result of unseasonably cold and wet weather in certain parts of the United States.  We have improved our product and menu and we initiated a remodel program for the existing TCBY traditional store base which provides an updated, contemporary store décor for consumers and an improved business model for franchisees which we expect will strengthen our YOY same store sales.

Dairy Revenues.  Dairy revenues were $5.5 million for the 26 weeks ended June 30, 2007, a decrease of $1.4 million or 20.1 percent from $6.9 million for the 26 weeks ended July 1, 2006.  This decrease in revenues was due to decreases in product formulation revenues generated by purchases of TCBY products by franchisees of $900,000 and royalties of $500,000.  These decreases were principally attributable to approximately 2,500 or 15.9 percent fewer unit weeks and a decrease in YOY same store sales.  We anticipate that our dairy unit weeks will continue to decline in the near future, at least until the rollout of the new store décor and the line of Beriyo smoothie products into TCBY stores are completed.

Dairy Expenses.  Dairy expenses were $3.0 million for the 26 weeks ended June 30, 2007, a decrease of $400,000 or 10.3 percent from $3.4 million for the 26 weeks ended July 1, 2006.  This decrease in expenses was primarily attributable to the following:

•      compensation and related costs of $500,000 due to the decrease in headcount resulting from our reorganization;

•      distribution costs of $400,000 associated with the distribution of our products to our dairy franchise system resulting from the Blue Line Extension Agreement that ended in March 2007;

•      costs of $200,000 related to shared resources related to product development, purchasing, training and customer service;

•      severance cost of $100,000 for amounts incurred in 2006;

•      travel and related costs of $100,000; and

•      other franchise development and support costs of $200,000.

The foregoing decreases in expenses were partially offset by the following increases:

•      brand initiatives of $700,000 to test the Beriyo and Yovana concepts and to prepare for the TCBY new store décor initiative;

•      operating costs of $200,000 related to a Yovana test store that we began operating in the fourth quarter of 2006;

•      bonus expense of $100,000 for accrued bonuses for fiscal year 2007; and

•      bad debt expense of $100,000.

Other

General and Administrative Expenses.  General and administrative expenses were $5.0 million for the 26 weeks ended June 30, 2007, a decrease of $500,000 or 8.0 percent from $5.5 million for the 26 weeks ended July 1, 2006.  This decrease in general and administrative expenses was primarily attributable to the following:

•      compensation and related costs of $600,000 primarily due to the decrease in headcount resulting from our reorganization;

•      severance costs of $300,000 incurred in 2006;

•      legal expenses of $100,000; and

•      other general and administrative expenses of $100,000.

The foregoing decreases in expenses were partially offset by the following increases:

•      bonus accrual of $400,000 for accrued bonuses for fiscal year 2007; and

•      professional fees of $200,000.

Depreciation and Amortization Expense.  Total depreciation and amortization expense was $2.1 million for the 26 weeks ended June 30, 2007, a decrease of $300,000 or 13.7 percent from $2.4 million for the 26 weeks ended July 1, 2006.  Depreciation expense was $1.1 million for the 26 weeks ended June 30, 2007, a decrease of $300,000 or 21.6 percent from $1.4 million for the 26 weeks ended July 1, 2006.  This decrease was due to the following:

•      $400,000 attributable to leasehold improvements and equipment associated with a Yovana test store; and

•      $300,000 attributable to leasehold improvements in our old gifting facility.

These decreases in depreciation expense were partially offset by an increase in depreciation expense of $400,000 associated with the new gifting facility.

Amortization expense was $1.0 million for the 26 weeks ended June 30, 2007, a decrease of $100,000 or 3.7 percent from $1.1 million for the 26 weeks ending July 1, 2006.

Consolidated Financial Condition

Total assets at June 30, 2007 were $108.8 million, a decrease of $13.0 million or 10.6 percent from $121.7 million at December 30, 2006.  This decrease in assets was primarily attributable to the following decreases:

•      cash and cash equivalents of $6.0 million due to the semi-annual interest payment made in March 2007;

•      accounts receivable, net of $3.1 million;

•      property and equipment of $1.0 million;

•      trademarks and other intangible assets, net of $1.0 million;

•      deferred tax asset of $700,000;

•      deferred loan costs of $600,000;

•      inventories of $400,000; and

•      other assets of $200,000.

Total liabilities at June 30, 2007 were $219.3 million, a decrease of $8.2 million or 3.6 percent from $227.5 million at December 30, 2006.  This decrease in liabilities was primarily attributable to the following decreases:

•      accounts payable of $6.5 million;

•      accrued liabilities of $800,000;

•      deferred revenues and other liabilities of $600,000; and

•      amounts due to affiliates of $300,000.

Consolidated Cash Flows for the 26 Weeks Ended June 30, 2007 Compared to July 1, 2006

Net cash flows used in operating activities were $6.1 million for the 26 weeks ended June 30, 2007, a decrease in cash used of $1.6 million from net cash flows used in operating activities of $7.7 million for the 26 weeks ended July 1, 2006.  This decrease in cash used in operating activities was principally due to an increase in contribution by our operating segments of $1.6 million and a decrease in general and administrative expenses of $400,000 partially offset by an increase in cash used for working capital assets and liabilities of $400,000.

Net cash flows provided by investing activities were $200,000 for the 26 weeks ended June 30, 2007, an increase in cash provided of $1.9 million from cash used in investing activities of $1.7 million for the 26 weeks ended July 1, 2006.  This increase in cash from investing activities was attributable to the non-recurrence of the purchase of property and equipment of $1.7 million principally associated with our new gifts facility and from proceeds from the sale of land of $300,000 that occurred in 2007.  These changes were partially offset by proceeds from the sale of non-marketable securities of $100,000 that occurred in 2006.

Net cash flows used in financing activities were negligible for the 26 weeks ended June 30, 2007 and for the 26 weeks ended July 1, 2006 and relate to principal payments on capital leases.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand and cash flows generated from operations.  At June 30, 2007, we had $10.0 million of cash on hand.  We expect that our principal uses of cash will be for working capital, capital expenditures and semi-annual interest payments of $10.3 million on our 9 percent senior secured notes and our 11½ percent senior secured notes (together, the “Senior Secured Notes”), of which $10.3 million will be due on September 15, 2007 and March 15, 2008.  In addition, to the extent we have cash available and it is permitted by the indenture governing the Senior Secured Notes, we may pay dividends to our parent companies for uses such as acquisitions, debt repayments and dividends.  We do not expect to be required, but we may offer, to repurchase a portion of the Senior Secured Notes as described below.

We are highly leveraged.  At June 30, 2007, we had $195.7 million of long-term debt represented by the Senior Secured Notes.  The Senior Secured Notes mature on March 15, 2011, with interest payable semi-annually on March 15 and September 15.  Due to borrowing restrictions under the indenture governing the Senior Secured Notes, our ability to obtain additional debt financing is significantly limited.  The Senior Secured Notes require us to offer to repurchase a portion of the notes at 100 percent of the principal amount, plus accrued and unpaid interest thereon to the date of purchase, with 50 percent of our “excess cash flow,” as defined in the indenture agreement, when the ratio of our net indebtedness to consolidated EBITDA is above 3.75 to 1.0 and the cumulative unpaid excess cash flow offer amount exceeds $10.0 million.  We do not anticipate that our “excess cash flow” will exceed the levels that would require us to offer to repurchase a portion of the notes described above.

We believe, based on historical results and current projections, and our management reorganization and control of operating expenses, that the cash currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next 12 months.  We are also exploring potential equity contributions, permissible loans and other financing as additional sources of cash.  Failure to achieve the anticipated benefit from our management reorganization may result in our inability to continue operations in our current state and would have a material adverse effect on our operations.  Accordingly, there can be no assurance that actual results will meet or exceed our projections or that our future operating activities will generate sufficient cash to meet our cash requirements for the next 12 months.  (Also see Note 16 regarding the sale of our Pretzel business.  We have not yet determined how the sale proceeds will be utilized.  The indenture governing the Senior Secured Notes contains restrictions on how such proceeds may be used, but under certain conditions, allows us to utilize these proceeds to invest in the business, without the obligation to retire an equal amount of debt.)

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

Seasonality

Our sales and contribution from franchisees’ store operations are highly seasonal, but our various brands experience counteracting seasonal effects.  Our Mrs. Fields, Great American Cookies, Pretzel Time and Pretzelmaker stores, primarily located in malls, tend to mirror customer traffic flow trends in malls, which increase significantly during the fourth quarter, primarily between Thanksgiving and the end of the calendar year.  Holiday gift purchases also are a significant factor in increased sales in the fourth quarter.  However, Dairy stores experience their strongest sales periods during the warmer months from late Spring through early Fall, which helps to balance the impact of seasonality on our operations.  The combined revenues for each quarter of the Mrs. Fields Franchising, GAC/Pretzels and Dairy operating segments as a percentage of total combined revenues for the fiscal year ended December 30, 2006 were 23.3 percent for the first quarter, 25.6 percent for the second quarter, 25.2 percent for the third quarter and 25.9 percent for the fourth quarter.

Our sales and contribution from our Mrs. Fields Gifts operating segment are highly seasonal primarily due to holiday gift purchases that increase sales in the fourth quarter.  Sales in the fourth quarter of fiscal 2006 were $16.7 million, which represents 54.5 percent of total sales of the gifts segment for the year ended December 30, 2006.

Critical Accounting Policies

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our consolidated financial statements.  Management has reviewed with our Audit Committee the accounting policies that we use to prepare our consolidated financial statements and believes that the following policies are the most important to the portrayal of our financial condition and the results of our operations while requiring the use of judgments and estimates about the effects of matters that are inherently uncertain.

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

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Mrs. Fields	$472	$464	$888	$958
GAC/Pretzels	302	283	601	599
Dairy	2,111	2,715	3,639	4,569
	$2,885	$3,462	$5,128	$6,126

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

On an annual basis (in the fourth quarter), or more frequently if circumstances indicate potential impairment, we perform an assessment for impairment of our goodwill associated with each of our reporting units, by comparing each reporting unit’s fair value with its carrying value.  The estimated fair value of goodwill is affected by, among other things, operating results, our business plan for the future, estimated results of future operations and the comparable companies and transactions that are used to estimate the fair value of our goodwill.  To the extent that the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value.  Changes in our business plan or operating results that are different than the projections used to develop the reporting unit’s fair value may have an impact on the valuation of goodwill.

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

Inventories.  In assessing the realizability of inventories, we make judgments as to future demand requirements and product expiration dates.  The inventory requirements change based on projected customer demand, which changes due to fluctuations in market conditions and product life cycles.

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

Accounting Pronouncements Not Yet Adopted

In February 2007, the FASB issued SFAS No. 159, (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”.  SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value.  SFAS 159 gives a company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of 2008.  We are currently determining whether fair value accounting is appropriate for any of our eligible items and cannot currently estimate the impact, if any, which SFAS 159 will have on our consolidated results of operation and financial condition.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risks since the end of our fiscal year ended December 30, 2006.  For more information, please read Item 7A and the consolidated financial statements and notes thereto contained in our Annual Report.

Item 4.  Controls and Procedures

Management, with the participation of our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the CEO and the CFO concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that the implementation of our business strategy is key to enabling us to grow our revenues and profitability and, ultimately, our future success.  Our business strategy is focused on the growth of each of our brands by increasing the number of retail units and profitable sales.

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

There are certain events that require us to make certain disclosure to state authorities.  Further, renewal of uniform franchise offering circular registrations are required in several states within a certain period of time following our fiscal year end.  From time to time in the future, there will be periods of time after certain events or in connection with registration renewal during which we may be prohibited from selling our franchises in certain states.  Without limiting the foregoing, our financial condition requires us to defer collection of certain fees in some states until the store opens, and in Virginia, prohibits us from offering new franchises for sale.  If we are unable to sell our franchises for an extended period of time in certain states, our business operations or financial condition could be adversely affected.

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

We believe that the amount and proximity of pedestrian traffic near our bakery brand stores strongly influence sales of our products, which we believe are frequently impulse purchases.  In recent years, we believe visits to major shopping malls, where at June 30, 2007 the majority of our bakery franchisees’ stores are located, have experienced periods of decline.  This trend has had a negative impact on our revenues.  We cannot be sure that this trend will not continue or that this trend can be offset by increased sales per customer.  A prolonged decline in mall traffic could adversely affect our financial condition and results of operations.

We have experienced a number of franchise store closures since 2004.  If this trend continues, our financial position and results of operations could be adversely affected.

Since the end of fiscal 2004, 29 retail concept locations were closed by MFOC and 873 retail concept locations were closed by other franchisees.  These closures represent 33.6 percent of the total number of stores open at the beginning of fiscal 2005.  In comparison, 324 retail concept locations have opened since the end of fiscal 2004.  Since the end of fiscal 2004, the number of Great American Cookies brand locations has increased by 1.4 percent, the number of Mrs. Fields brand locations has decreased by 12.9 percent, the number of TCBY brand traditional locations has decreased by 26.4 percent, the number of TCBY brand non-traditional locations has decreased by 33.6 percent, the number of Pretzel Time brand locations has decreased by 16.3 percent and the number of Pretzelmaker brand locations has decreased by 9.5 percent.  Additional store closures could occur in the future and we may be unable to successfully open additional new stores in the future.  If this trend continues, our financial condition and results of operations may be adversely affected.

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

We depend on several primary suppliers, including Countryside and Oak State, which supply products for our Mrs. Fields franchise system and branded retail business.  We also depend on two main suppliers for production of our TCBY branded yogurt products under two Supply Agreements with Scott Brothers and Yarnell.

We also depend on our primary distributors for distribution of perishable and non-perishable items to our franchisees.  We have supply agreements with eight regional distributors who will provide service to our TCBY franchisees throughout the United States.  The distribution costs to most of our franchisees have not substantially increased under the new regional agreements.

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

Fifteen of our franchisees or licensees own ten or more retail concept locations.  In total, these franchisees own 270 retail concept locations and contributed approximately $1.2 million or 4.8 percent of our franchise revenues for the quarter ended June 30, 2007.  For the same period, franchise revenues made up 55.0 percent of our total revenues.  The termination of these key franchise or retail license agreements or lower than anticipated sales may have an adverse affect on our financial condition and results of operations.  We cannot be sure that our relations with franchisees and licensees will not change or that our licensees will continue to perform as they have in the past, which could result in franchise or license agreements being terminated by us or by our franchisees or licensees.

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

As a result of its direct control of our ultimate parent company and indirect control of MFH and MFOC, two affiliated private investment firms, Capricorn Investors II, L.P. and Capricorn Investors III, L.P. together control the power to elect our managers, to appoint members of management and to approve all actions requiring the approval of the holders of our common interests, including adopting amendments to our certificate of formation and limited liability company agreement as well as approving mergers, acquisitions or sales of all or substantially all of our assets.  The actions may conflict with the interests of bondholders, franchisees and others.  Similarly, the interests of our parent companies could conflict with other stakeholder interests.  For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of MFOC as a holder of equity might conflict with holders of the Senior Secured Notes.  Our parent companies also may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might materially adversely affect our financial condition and results of operations.

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

MRS. FIELDS FAMOUS BRANDS, LLC

/s/ Stephen Russo	August 13, 2007
Stephen Russo	Date
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gregory K. Barber	August 13, 2007
Gregory K. Barber	Date
Chief Financial Officer and Treasurer
(Principal Financial Officer)