Form 10-Q
period 2007-09-29
MRS FIELDS FAMOUS BRANDS LLC
filed 2007-11-13
CIK 1288407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:  333-115046

MRS. FIELDS FAMOUS BRANDS, LLC

(Exact Name of Registrant Specified in Its Charter)

Delaware
(State or Other Jurisdiction of	80-0096938
Incorporation or Organization)	(IRS Employer Identification No.)

2855 East Cottonwood Parkway, Suite 400
Salt Lake City, Utah	84121-7050
(Address of Principal Executive Offices)	(Zip Code)

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

YES ☒ NO ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  YES ☐     NO ☒

      On November 12, 2007, 100 common interests of the registrant were outstanding, all of which are held by an affiliate of the registrant.  There is no established trading market for the registrant's common interests.

MRS. FIELDS FAMOUS BRANDS, LLC

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MRS. FIELDS FAMOUS BRANDS, LLC

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	September 29,	December 30,
	2007	2006
ASSETS:
Cash and cash equivalents	$24,105	$15,963
Receivables, net of allowance for doubtful accounts of $545 and $692, respectively	7,738	10,639
Marketable securities available-for-sale	1,449	—
Amounts due from affiliates	50	—
Inventories	3,804	3,977
Prepaid expenses and other	1,481	720
Deferred tax asset	562	734
Total current assets	39,189	32,033

Property and equipment, net	6,795	8,169
Goodwill	48,843	64,115
Trademarks and other intangible assets, net	9,265	10,745
Deferred loan costs, net of accumulated amortization of $11,698 and $10,810, respectively	5,230	6,118
Deferred tax asset	818	9
Other assets	4,686	531
Total assets	$114,826	$121,720

LIABILITIES AND MEMBER'S DEFICIT:
Accounts payable	$4,383	$9,621
Accrued liabilities	8,318	14,750
Amounts due to affiliates	6,182	3,788
Current portion of capital lease obligations	103	119
Current portion of deferred revenues	997	1,069
Total current liabilities	19,983	29,347
Long-term debt	195,747	195,747
Capital lease obligations, net of current portion	340	385
Deferred revenues, net of current portion	513	751
Other liabilities	1,121	1,254
Total liabilities	217,704	227,484
Commitments and Contingencies
Member's deficit	(102,882)	(105,614)
Accumulated other comprehensive income (loss)	4	(150)
Total member's deficit	(102,878)	(105,764)
Total liabilities and member's deficit	$114,826	$121,720

See accompanying notes to unaudited condensed consolidated financial statements

MRS. FIELDS FAMOUS BRANDS, LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
REVENUES:
Mrs. Fields	$11,138	$13,182	$34,793	$28,482
GAC/Pretzels	6,728	7,507	21,952	22,435
Dairy	2,608	3,829	8,124	10,736
Other	75	—	75	—
Total revenues	20,549	24,518	64,944	61,653

OPERATING COSTS AND EXPENSES:
Mrs. Fields	9,601	13,454	30,213	27,733
GAC/Pretzels	3,682	3,619	10,779	11,023
Dairy	1,405	1,738	4,438	5,118
General and administrative	2,790	2,291	7,816	7,752
Depreciation	529	551	1,594	1,910
Amortization	519	517	1,555	1,593
Impairment of goodwill	—	—	—	14,568
Gain on sale of intangible assets	(11,883)	—	(11,883)	—
Gain on sale of land held for sale	—	—	(128)	—
Total operating costs and expenses	6,643	22,170	44,384	69,697
Income (loss) from operations	13,906	2,348	20,560	(8,044)
Interest expense, net	(5,188)	(5,270)	(15,869)	(15,741)
Other expense	—	—	—	(28)
Income (loss) before income taxes	8,718	(2,922)	4,691	(23,813)
Income taxes	4,354	(460)	4,372	(1,250)
Net income (loss)	$4,364	$(2,462)	$319	$(22,563)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$4,364	$(2,462)	$319	$(22,563)
Unrealized gain on marketable securities available-for-sale, net of income tax	161	—	161	—
Foreign currency translation adjustment	(2)	(37)	(7)	(3)
Comprehensive income (loss)	$4,523	$(2,499)	$473	$(22,566)

See accompanying notes to unaudited condensed consolidated financial statements

MRS. FIELDS FAMOUS BRANDS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	39 Weeks Ended
	September 29,	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$319	$(22,563)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment of goodwill	—	14,568
Depreciation and amortization	3,149	3,503
Amortization of deferred loan costs	888	816
Loss on sale of non-marketable securities	—	28
Gain on sale of land held for sale	(128)	—
Gain on sale of intangible assets	(11,883)	—
Deferred income taxes	(637)	(587)
Changes in assets and liabilities:
Receivables	2,901	(1,428)
Inventories	173	(1,034)
Prepaid expenses and other	(761)	(198)
Other assets	(71)	(369)
Accounts payable	(5,238)	117
Accrued liabilities	(6,432)	(4,593)
Amounts due to/from affiliates	4,657	253
Deferred revenues	(310)	8
Other liabilities	(133)	183
Net cash used in operating activities	(13,506)	(11,296)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of intangible assets, net	21,658	—
Proceeds from sale of land held for sale	278	—
Proceeds from sale of non-marketable securities	—	122
Purchases of property and equipment	(215)	(4,494)
Net cash provided by (used in) investing activities	21,721	(4,372)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital leases	(66)	(77)
Net cash used in financing activities	(66)	(77)
Effect of foreign exchange rate changes on cash	(7)	(3)
Net increase (decrease) in cash and cash equivalents	8,142	(15,748)
Cash and cash equivalents at beginning of period	15,963	23,664
Cash and cash equivalents at end of period	$24,105	$7,916

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$20,577	$20,553
Supplemental Disclosure of Noncash Investing and Financing Activities:
Contribution from parent under tax allocation agreement	$2,413	$—
Distribution to parent under tax allocation agreement	—	672
Securities received from sale of assets	5,497	—
Assets acquired under capital lease	5	—
Leasehold improvements acquired under lease incentives	—	1,250

See accompanying notes to unaudited condensed consolidated financial statements

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Description of Business

Mrs. Fields Famous Brands, LLC and subsidiaries (the "Company") is a wholly-owned subsidiary of Mrs. Fields' Original Cookies, Inc. ("MFOC").  MFOC is a wholly-owned subsidiary of Mrs. Fields' Holding Company, Inc. ("MFH") and MFH is a wholly-owned subsidiary of Mrs. Fields' Companies, Inc. ("MFC").

On December 31, 2006, the Company restructured and reorganized its resources to focus primarily on the areas management identified as vital to the future growth of the Company’s brands.  As part of this reorganization, the Company formed three business units and appointed presidents for each business unit, which include Mrs. Fields (defined below), TCBY ("Dairy"), and the combined group of Great American Cookies, Pretzel Time and Pretzelmaker (collectively "GAC/Pretzels").  Each of the presidents is responsible for operations of their respective business unit.  Operating segments are components of the Company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance.  As a result of the reorganization, the Company’s reportable segments changed from the four previously reported segments, namely franchising, gifts, branded retail, and licensing, to six operating segments as follows:

•	Mrs. Fields Gifts
•	Mrs. Fields Branded Retail
•	Mrs. Fields Franchising	(collectively "Mrs. Fields")
•	Mrs. Fields Licensing
•	GAC/Pretzels
•	Dairy

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has restated the segment disclosures for the 13 and 39 weeks ended September 30, 2006 to conform to the presentation of the new operating segments.

2.  Sale of Pretzel Brands

On August 7, 2007, the Company and its wholly-owned subsidiaries, PTF, LLC and PMC, LLC, formally Pretzel Time Franchising, LLC and Pretzelmaker Franchising, LLC, respectively, (collectively "Pretzels"), completed a sale of certain assets, consisting primarily of identifiable intangible assets of Pretzels, to NexCen Brands, Inc. ("NexCen") for $29.3 million, consisting of $22.0 million in cash and 997,671 shares of NexCen common stock valued at $7.35 per share on the date of the sale.  Under the terms of the asset purchase agreement (the "Agreement"), $2.9 million (397,121 shares) and $1.0 million (136,054 shares) of NexCen common stock, valued at $7.35 per share, is held in escrow for nine and fifteen months, respectively, pending satisfaction of certain standard representations and warranties.  The carrying amount of the identifiable intangible assets was $0 on the date of the sale as the intangible assets were either internally generated or fully amortized; goodwill related to Pretzels totaled $15.3 million on the date of sale.

The Company is restricted from trading the shares of NexCen common stock until twelve months after the closing and then only 25 percent of the total number of shares every three months thereafter.  Due to the restrictions on the sale of the NexCen common stock, the Company recorded the shares at a 25 percent discount from the fair value on the date of sale.  The shares that may be traded within 12 months ($1.2 million) have been reported as available-for-sale securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  The remainder of the stock that is not available for sale within 12 months ($4.3 million) is accounted for using the cost method at the discounted basis and is included in other assets.

The net proceeds of the sale, taking into effect the 25 percent discount for the restricted stock, totaled $27.2 million (net of $341,000 of direct costs of the sale); the resulting gain on sale totaled $11.9 million.

3.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and Article 10 of Regulation S-X.   Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Income per common interest information is not presented because the Company is wholly-owned by MFOC and, therefore, its common interests are not publicly traded.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2006 contained in the Company's 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2007 (the "Annual Report").

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

In connection with the Company's reorganization and change in business segments, certain prior year amounts in the audited consolidated financial statements and supporting note disclosures have been reclassified to conform to the current year presentation.  The Company reclassified prior year revenues and expenses as follows:

•	Franchising to the Mrs. Fields, GAC/Pretzels and Dairy business units;
•	Gifts, Branded Retail and Licensing to the Mrs. Fields business unit.

   Such reclassification did not impact previously reported net loss or accumulated deficit.

4.  Receivables

Most of the Company's receivables are due from domestic and international franchisees, distributors, licensees and corporate customers of Mrs. Fields Gifts and Mrs. Fields Branded Retail.  These receivables are composed of normal trade accounts receivable and longer-term notes receivable.  Service charges may be assessed on past due invoices but any revenue associated with the service charges is only recognized when collected.  The Company maintains an allowance for doubtful accounts to cover potential losses.  This allowance is the Company's best estimate of the amount of probable collection losses in the Company's existing trade accounts receivable.  The Company determines the allowance based upon historical write-off experience and individual facts and circumstances associated with individual debtors.  If the assumptions that are used to determine the allowance for doubtful accounts change, the Company may have to provide for a greater level of expense in future periods or reverse amounts provided for in prior periods.

Prior to fiscal 2001, TCBY Systems, LLC ("TCBY"), a wholly-owned subsidiary of the Company, extended credit from time to time in the form of notes receivable to franchisees and certain of these notes receivable remain outstanding.  Notes receivable from franchisees are primarily collateralized by equipment located at the franchisees' stores.  These notes bear interest at market rates at the time the notes were issued and mature at various dates through April 2009.  TCBY regularly reviews the notes for non-performance.  Notes that are considered non-performing are placed on a non-accrual status when the collectibility of principal or interest becomes uncertain.  During the 39 weeks ended September 29, 2007 and September 30, 2006, TCBY recognized no interest income pertaining to these notes receivable.

Prior to fiscal 2001, TCBY factored various notes receivable aggregating $2.1 million.  Under the terms of the factoring agreement, TCBY is ultimately responsible to the factoring agent for the realizability of the notes receivable.  In the event of non-performance, the factoring agent has recourse against TCBY to a maximum level of $195,000 and $269,000 as of September 29, 2007 and December 30, 2006, respectively, which the Company has reserved 100 percent for this potential recourse liability.  This reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

Notes receivable are composed of the following (in thousands):

	September 29,	December 30,
	2007	2006
Performing notes	$23	$59
Allowance for doubtful accounts	(13)	(19)
	$10	$40

The activity in the allowance for doubtful accounts for notes receivable is as follows (in thousands):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Beginning balance	$15	$43	$19	$69
Reversals, net	(2)	(21)	(6)	(47)
	$13	$22	$13	$22

5. Marketable Securities Available-for-Sale

The cost, gross unrealized gain and fair value of available-for-sale securities at September 29, 2007 were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
Equity securities	$1,188	$261	$—	$1,449
	$1,188	$261	$—	$1,449

6.  Inventories

Inventories, consisting of finished goods, raw materials, novelties and packaging, are stated at the lower of cost (first-in, first-out method) or market value.  Inventories are composed of the following (in thousands):

	September 29,	December 30,
	2007	2006
Finished goods	$1,438	$1,663
Raw Materials	1,009	1,071
Novelties	910	803
Packaging	447	440
	$3,804	$3,977

7.  Property and Equipment

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

	September 29,	December 30,
	2007	2006
Equipment and fixtures	$11,876	$11,682
Leasehold improvements	7,020	6,997
Land	240	240
	19,136	18,919
Less accumulated depreciation	(12,341)	(10,750)
	$6,795	$8,169

Property and equipment at September 29, 2007 and December 30, 2006 included gross assets acquired under capital leases of $723,000 and $718,000, respectively, and related accumulated depreciation of $352,000 and $259,000, respectively.

Expenditures that materially extend useful lives of property and equipment are capitalized.  Routine maintenance, repairs and renewal costs are expensed as incurred.  Gains or losses from the sale or retirement of property and equipment are recorded in income from operations.

Included in leasehold improvements at September 29, 2007 and December 30, 2006 is $1.3 million, less $177,000 and $83,000, respectively, of accumulated depreciation, representing amounts for tenant improvements provided as lease incentives by the lessor related to the lease for the Company's gifting operations facility.  Deferred rent at September 29, 2007 and December 30, 2006 of $125,000 is included in accrued liabilities and $1.0 million in other liabilities relating to these lease incentives.  The total amount of these leasehold improvements and deferred rent are amortized over the life of the lease.

During the 39 weeks ended September 29, 2007, the Company sold land held for sale for $278,000, resulting in a gain of $128,000.  Land held for sale at December 30, 2006 was included in other assets.

8.  Goodwill, Trademarks and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets."  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually in accordance with the provisions of SFAS 142.  SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and be reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

The following outlines the Company's goodwill by operating segment (in thousands):

	September 29,	December 30,
	2007	2006
GAC/Pretzels	$39,641	$54,913
Mrs. Fields Franchising	5,491	5,491
Mrs. Fields Gifts	1,859	1,859
Mrs. Fields Licensing	1,852	1,852
	$48,843	$64,115

The Mrs. Fields Branded Retail and Dairy operating segments had no goodwill at September 29, 2007 and December 30, 2006.  GAC/Pretzels goodwill decreased $15.3 million as a result of the sale of Pretzels (see Note 2).

9.  Accrued Liabilities

Accrued liabilities are composed of the following (in thousands):

	September 29,	December 30,
	2007	2006
Accrued liabilities	$4,916	$5,452
Accrued compensation and benefits	2,172	1,408
Accrued severance	319	1,856
Accrued interest payable	911	6,034
	$8,318	$14,750

The accrued severance at September 29, 2007 and December 30, 2006 relates primarily to severance accrued as a result of the Company’s reorganization in January 2007 resulting in a reduction of personnel.  In accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits — An Amendment to Financial Accounting Standards Board ("FASB") Statements No. 5 and No. 43," the Company accrued approximately $1.7 million of severance costs in fiscal 2006 related to this reorganization as it was probable and estimable at December 30, 2006.

The activity in accrued severance for the 13 weeks and 39 weeks ended September 29, 2007 is as follows (in thousands):

	13 Weeks Ended	39 Weeks Ended
	September 29,	September 29,
	2007	2007
Beginning balance	$584	$1,856
Additions	—	28
Payments	(265)	(1,565)
	$319	$319

10.  Related-Party Transactions

The amounts due to/from affiliates are composed of the following (in thousands):

	September 29,	December 30,
	2007	2006
Amounts due from affiliates:
MFC	$50	$—
	$50	$—

Amounts due to affiliates:
MFC - tax sharing	$5,834	$3,166
MFH	273	273
MFOC	75	349
	$6,182	$3,788

The Company has a tax allocation agreement with MFC pursuant to which the Company agreed to make payments to MFC, after taking into account payments the Company makes directly to tax authorities, based on the Company's stand-alone consolidated federal income tax liability, determined as if the Company and its subsidiaries constituted their own consolidated group for federal income tax purposes.  The Company will not be permitted to make these payments to MFC, unless the MFC federal tax liability exceeds the Company's stand-alone federal tax liability, until it meets certain financial ratios and is otherwise in compliance with the terms of the Company's indenture governing the 9 percent senior secured notes and the 11½ percent senior secured notes (together, the "Senior Secured Notes").

Additionally, the tax allocation agreement with MFC does not allow for the carry-back of net operating losses.  Under the tax allocation agreement, the Company's net operating losses must be carried forward when determining payment to MFC.  As a result of the taxable income generated in the 39 weeks ended September 29, 2007, the Company realized its net operating loss carry forward and recorded a contribution from MFC of $2.4 million for tax carry forwards under the tax allocation agreement.

11.  Reportable Segments

As disclosed in Note 1, the Company changed its reporting segments as a result of the reorganization of the Company’s business units.

The Company has the following six reportable operating segments:

•	Mrs. Fields Gifts
•	Mrs. Fields Branded Retail
•	Mrs. Fields Franchising	(collectively "Mrs. Fields")
•	Mrs. Fields Licensing
•	GAC/Pretzels
•	Dairy

The accounting policies for the segments are the same as those discussed in the summary of significant accounting policies in Note 2 to the Company's Annual Report.  Sales and transfers between segments are eliminated in consolidation.

The Mrs. Fields Gifts operating segment includes sales generated from the Company's gift catalog and website.

The Mrs. Fields Branded Retail operating segment includes sales generated directly from the sale of Mrs. Fields products through various retail channels.  As discussed in Note 9, "Reportable Segments," in the, Annual Report, the Company commenced selling shelf stable cookies in July 2006 directly through retail channels following the termination of certain license agreements.  Prior to this time, our branded retail activities consisted only of sales of Mrs. Fields branded cookie dough directly through retail channels.

The Mrs. Fields Licensing operating segment includes licensing activity with third parties for the sale of products bearing the Company's brand names.

The Mrs. Fields Franchising, GAC/Pretzels and Dairy operating segments include revenues received either directly or indirectly from cookie, yogurt and pretzel stores, which are owned and operated by third parties.  These revenues include initial franchise or license fees, monthly royalties based on a percentage of a franchisee's gross sales, sales of cookie dough that the Company produces and certain product formulation fees and supplier allowances which are based upon sales to franchisees.

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

Segment revenues and contribution are presented in the following table (in thousands):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Revenues:
Mrs. Fields Gifts	$3,419	$3,915	$13,401	$13,980
Mrs. Fields Branded Retail	5,633	6,906	15,292	6,985
Mrs. Fields Franchising	1,875	2,050	5,574	6,139
Mrs. Fields Licensing	211	311	526	1,378
Total Mrs. Fields	11,138	13,182	34,793	28,482
GAC/Pretzels	6,728	7,507	21,952	22,435
Dairy	2,608	3,829	8,124	10,736
	$20,474	$24,518	$64,869	$61,653
Contribution:
Mrs. Fields Gifts	$(247)	$(1,632)	$(831)	$(3,717)
Mrs. Fields Branded Retail	407	214	1,147	235
Mrs. Fields Franchising	1,174	1,301	3,720	4,228
Mrs. Fields Licensing	203	(155)	544	3
Total Mrs. Fields	1,537	(272)	4,580	749

GAC/Pretzels	3,046	3,888	11,173	11,412
Dairy	1,203	2,091	3,686	5,618
	$5,786	$5,707	$19,439	$17,779

The reconciliation of contribution to income (loss) before income taxes is as follows (in thousands):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Contribution	$5,786	$5,707	$19,439	$17,779
Other revenues	75	—	75	—
General and administrative expenses	(2,790)	(2,291)	(7,816)	(7,752)
Depreciation and amortization	(1,048)	(1,068)	(3,149)	(3,503)
Impairment of goodwill	—	—	—	(14,568)
Gain on sale of land held for sale	—	—	128	—
Gain on sale of intangible assets	11,883	—	11,883	—
Interest expense, net	(5,188)	(5,270)	(15,869)	(15,741)
Other expense	—	—	—	(28)
Income (loss) before income taxes	$8,718	$(2,922)	$4,691	$(23,813)

Included in revenues for GAC/Pretzels is approximately $600,000 and $1.5 million for the 13 weeks ended September 29, 2007 and September 30, 2006, respectively, and $3.5 million and $4.3 million for the 39 weeks ended September 29, 2007 and September 30, 2006, respectively, related to the Pretzel brands sold in August 2007.

Segment assets are presented in the following table (in thousands):

	September 29,	December 30,
	2007	2006
Mrs. Fields Gifts	$9,593	$11,703
Mrs. Fields Branded Retail	3,618	3,157
Mrs. Fields Franchising	10,095	10,538
Mrs. Fields Licensing	2,527	3,476
Total Mrs. Fields	25,833	28,874
GAC/Pretzels	43,747	59,829
Dairy	6,449	7,359
Total Segment Identified Assets	76,029	96,062
Non-Segment Identified Assets	38,797	25,658
Total Assets	$114,826	$121,720

The fixed assets and inventory of the Company primarily relate to the Company's GAC manufacturing facility, Mrs. Fields Branded Retail operating segment, Mrs. Fields Gifts operating segment and related activities.  Assets relating to the Mrs. Fields Franchising operating segment, the Dairy operating segment and the Mrs. Fields Licensing operating segment are primarily amounts due from franchisees and licensees and goodwill relating to franchising concepts.

Revenues from franchisees, customers and licensees within the United States of America were $19.3 million and $61.5 million or 94.0 percent and 94.8 percent of total revenues for the 13 and 39 weeks ended September 29, 2007, respectively, and $23.2 million and $59.7 million or 94.7 percent and 96.8 percent of total revenues for the 13 and 39 weeks ended September 30, 2006, respectively.  Revenues from international franchisees, customers and licensees were $1.2 million and $3.4 million or 6.0 percent and 5.2 percent of total revenues for the 13 and 39 weeks ended September 29, 2007, respectively, and $1.3 million and $2.0 million or 5.3 percent and 3.2 percent of total revenues for the 13 and 39 weeks ended September 30, 2006, respectively.  Revenues from any single foreign country were not material.  Providing geographical information regarding long-lived assets is impracticable.

The Mrs. Fields, GAC/Pretzels and Dairy business units are not dependent upon any single franchisee.

The Mrs. Fields Gifts operating segment has one customer that accounted for approximately $800,000 and $3.2 million, or 24.3 percent and 23.8 percent of revenues for the 13 and 39 weeks ended September 29, 2007, respectively, and $1.4 million and $2.3 million, or 34.5 percent and 16.5 percent of revenues for the 13 and 39 weeks ended September 30, 2006, respectively.  No other customers accounted for more than five percent of Mrs. Fields Gifts operating segment revenues.

The Mrs. Fields Branded Retail operating segment is not dependent upon any single customer.

The Mrs. Fields Licensing operating segment has one licensee that accounted for approximately $108,000 and $223,000 or 51.0 percent and 42.3 percent of the revenues of the Licensing operating segment for the 13 and 39 weeks ended September 29, 2007, and approximately $88,000 and $207,000 or 28.4 percent and 15.0 percent of the revenues of the Licensing operating segment for the 13 and 39 weeks ended September 30, 2006, respectively; one licensee that accounted for approximately $32,000 and $95,000 or 15.0 percent and 18.1 percent of the revenues of the Licensing operating segment for the 13 and 39 weeks ended September 29, 2007, respectively, and had no revenues for the 13 and 39 weeks ended September 30, 2006, respectively; one licensee that accounted for approximately $30,000 and $58,000 or 14.2 percent and 11.0 percent of the revenues of the Licensing operating segment for the 13 and 39 weeks ended September 29, 2007, respectively, and approximately $19,000 and $394,000 or 6.2 percent and 28.6 percent of the revenues of the Licensing operating segment for the 13 and 39 weeks ended September 30, 2006, respectively; and one licensee that accounted for approximately $30,000 and $90,000 or 14.2 percent and 17.1 percent of the revenues of the Licensing operating segment for the 13 and 39 weeks ended September 29, 2007, respectively, and approximately $30,000 and $90,000 or 9.6 percent and 6.5 percent of the revenues of the Licensing operating segment for the 13 and 39 weeks ended September 30, 2006, respectively.

12.  Share-Based Compensation

Phantom Stock Plan

Effective May 23, 2004, the Board of Directors of MFC (the "Board of Directors") adopted the Phantom Stock Plan of Mrs. Fields' Companies, Inc. (the "Phantom Plan").  The purpose of the Phantom Plan is to provide long-term incentives to key employees of MFC or its subsidiaries (the "Participants") as determined by the Compensation Committee of the Board of Directors (the "Committee").  The Phantom Plan is unfunded and Participants do not receive any payment under the Phantom Plan until the completion of the first to occur of: (i) a sale of substantially all of the assets of MFC; (ii) a public offering of MFC's common stock where MFC receives proceeds, net of any underwriter's discounts and expenses, of not less than $50 million; or (iii) any stock sale, merger or other transaction where the owners of common stock immediately before the transaction do not own in excess of 50 percent of the common stock of the entity surviving such sale, merger or other transaction (a "Triggering Event").

Participants receive performance units in amounts recommended by MFC's Chief Executive Officer and determined by the Committee.  Once issued, performance units may only be forfeited upon certain events, such as a participant’s voluntary termination or termination for cause.  Additionally, the Phantom Plan may be terminated by the Board of Directors at any time at its sole discretion.  Upon the completion of a Triggering Event, Participants receive payments reflecting the number and value of their performance units at the time of the completion of the Triggering Event.  Payments to Participants may be made in cash or through issuance of equity securities of MFC, as determined by the Committee, at which time MFC will recognize compensation expense.  The value of a performance unit at the completion of a Triggering Event is the value of one share of common stock of MFC as determined in good faith by the Board of Directors.  If the Board of Directors determines the need, it may seek the advice of an independent advisor.

The maximum number of performance units that may be granted under the Phantom Plan is one million units. Subdivisions, splits or combinations involving MFC's common stock will proportionately affect the number of performance units that have been awarded under the Phantom Plan.  In May 2004, the Committee approved the grant of up to 392,418 performance units allocated among Participants as determined by the Committee.  In March 2006, the Committee approved the grant of up to 182,274 additional units to Participants identified by the Committee, resulting in total authorized grants of up to 574,692 performance units.  During the 39 weeks ended September 29, 2007, no performance units were granted to Participants. Future grants, if any, shall also be determined by the Committee.  As of September 29, 2007 and December 30, 2006, a total of 460,130 performance units are issued and outstanding.

SFAS No. 123(R), "Share-Based Payment," applies to all of the Company’s outstanding grants under the Phantom Plan.  There are no other employee share-based payment awards outstanding.  Compensation costs for the grants under the Phantom Plan will be recognized upon the completion of a Triggering Event. Accordingly, no compensation costs have been recognized in the statement of operations for the 13 weeks and 39 weeks ended September 29, 2007 or September 30, 2006.

Employee Stock Option Plan

Effective September 1, 2004, MFC terminated its Employee Stock Option Plan pursuant to the provisions of the plan.  No further options will be granted under the plan.  Valid and outstanding options granted to plan participants prior to termination were unaffected by the termination.  The remaining 10,000 outstanding options expired without exercise in March 2007.  As of September 29, 2007, there were no issued or outstanding options under the Employee Stock Option Plan.

Director Stock Option Plan

Members of the Company's Board of Managers, other than officers of the Company, are qualified to participate in MFC's Director Stock Option Plan (the "Director Stock Option Plan").  Under MFC's Director Stock Option Plan, a committee of the Board of Directors of MFC is authorized to administer the Plan and has the power, among other things, to grant awards of options for common stock of MFC to outside directors of MFC and its subsidiaries, including the Company.  MFC's Director Stock Option Plan provides for the issuance of time vested options, which vest 25 percent per year on the anniversaries of the dates on which they are granted and vest in full upon a change of control of MFC or the Company.  A total of 100,000 shares of common stock of MFC are reserved for issuance under MFC's Director Stock Option Plan and as of September 29, 2007 there were outstanding options providing for the issuance of up to 60,672 of those shares.  During the quarter ended September 29, 2007, there were no additional stock option grants awarded to the non-executive Managers.  Common stock of MFC issued under the Director Stock Option Plan is subject to customary restrictions on transfer.  Compensation costs for the grants under the Director Stock Option Plan are recognized over the vesting period of the grant.  The compensation costs for the 13 weeks and 39 weeks ended September 29, 2007 and September 30, 2006 were insignificant.

13.  Commitments and Contingencies

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

14.  Supplemental Condensed Consolidating Financial Information

Long-term debt includes the Senior Secured Notes that were issued by the Company and Mrs. Fields Financing Company, Inc. as co-issuers.  Mrs. Fields Financing Company, Inc. is a wholly-owned finance subsidiary of the Company.  The Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company's domestic subsidiaries other than immaterial subsidiaries.  The Company has no independent assets or operations.  Therefore, supplemental financial information on a condensed consolidating basis of the guarantor subsidiaries is not required.  There are no restrictions on the Company's ability to obtain cash dividends or other distributions of funds from the guarantor subsidiaries, except those imposed by applicable law.

15.  Taxes

On December 31, 2006, the Company adopted the provisions of FASB No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, "Accounting for Income Taxes."  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation requires that the Company recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.  In accordance with the provisions of FIN 48, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of member's deficit.

The adoption of FIN 48 did not have an impact on the Company’s consolidated financial statements.  At December 31, 2006 and through September 29, 2007, the Company had no unrecognized tax benefits.  As of the date of adoption, there were no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from the date of adoption of FIN 48 or from September 29, 2007.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense.  There have been no interest or penalties recognized in the financial statements of the Company.

The Company is included in the consolidated income tax returns of MFC in the U.S. federal jurisdiction and in various state jurisdictions.  MFC is currently not under examination by any federal or state tax authority, but remains subject to income tax examinations for each of its open tax years, which extend back to 2003 for federal income tax purposes and 2002 for state income tax purposes.

On December 31, 2006, the Company adopted Emerging Issues Task Force ("EITF") issued EITF Issue No. 06-3 ("EITF 06-3"), "How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)."  EITF 06-3 addresses which taxes assessed by a government authority should be considered and how these taxes should be presented in the income statement (i.e., gross versus net).  The Company records revenues net of state and local sales taxes.

16.  Accounting Pronouncements Not Yet Adopted

In February 2007, the FASB issued SFAS No. 159, ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115."  SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value.  SFAS 159 gives a company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of 2008.  The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot currently estimate the impact, if any, which SFAS 159 will have on the Company's consolidated results of operation and financial condition.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), "Fair Value Measurements," to define fair value, establish a framework for measuring fair value in generally accepted accounting principles and expand disclosures about fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company is currently evaluating the effect, if any, that the adoption of SFAS 157 will have on the Company's consolidated financial position and results of operations.

17.  Liquidity and Capital Resources

Management cannot be certain, based on historical results and current projections, that the cash currently on hand and expected future cash flows from operations will be sufficient to meet its September 2008 interest payment.  The Company is pursuing various actions to improve its liquidity, financial condition and results of operations.  These actions include, but are not limited to, the following:

•                  staff changes and investment initiatives to reduce costs and improve revenues;

•                  possible reinvestment of net proceeds from the sale of the Pretzel businesses into higher yielding assets;

•                  sale of additional assets; and

•                  raising of additional equity capital.

Management and its major shareholder have retained Blackstone Advisory Services to assist in reviewing the Company’s alternatives as part of its strategic review process.

Failure of these actions to improve the Company’s financial condition and operational performance may result in the company’s inability to meet its September 2008 interest payment.  Failure to make the payment could have a material adverse impact on the Company's future operations and carrying value of assets.  There can be no assurance that the planned actions will be successful or that the Company’s financial position will improve, absent successful execution of some or all of the actions being considered.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         Certain information set forth in this report contains "forward-looking statements" within the meaning of the federal securities laws.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  They may contain words such as "believe," "anticipate," "expect," "estimate," "intend," "project," "plan," "continue," "will," "may" or the negative of such words or words or phrases of similar meaning.  Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive and governmental factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements.  Factors you should consider that could cause these differences include all factors described under Part II, Item 1A. "Risk Factors" contained elsewhere in this report.

         You are cautioned not to place undue reliance on the forward-looking statements contained in this report, which reflect management's analysis only as of the date of this report.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

Recent Developments

      On August 7, 2007, Mrs. Fields Famous Brands, LLC and subsidiaries ("we," "us," the "Company" or similar terms) completed the sale of certain assets, consisting primarily of identifiable intangible assets of our wholly-owned subsidiaries, PTF, LLC ("Pretzel Time") and PMF, LLC  ("Pretzelmaker"), formally Pretzel Time Franchising, LLC and Pretzelmaker Franchising, LLC, respectively, (collectively "Pretzels"), to NexCen Brands, Inc. ("NexCen") for $29.3 million, consisting of $22.1 million in cash and 997,671 shares of NexCen common stock valued at $7.35 per share on the date of the sale.  Under the terms of the asset purchase agreement (the "Agreement"), $2.9 million (397,121 shares) and $1.0 million (136,054 shares) of NexCen common stock, valued at $7.35 per share, is held in escrow for nine and fifteen months, respectively, pending satisfaction of certain standard representations and warranties.  The carrying amount of the identifiable intangible assets was $0 on the date of the sale as the intangible assets were either internally generated or fully amortized; goodwill related to Pretzels totaled $15.3 million on the date of sale.

        We are restricted from trading the shares of NexCen common stock until twelve months after the closing and then only 25 percent of the total number of shares every three months thereafter.  Due to the restrictions on the sale of the NexCen common stock, we recorded the shares at a 25 percent discount from the fair value on the date of sale.  The shares that may be traded within 12 months ($1.2 million) have been reported as available-for-sale securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  The remainder of the stock that is not available for sale within 12 months ($4.3 million) is accounted for using the cost method at the discounted basis and is included in other assets.

        The net proceeds of the sale, taking into effect the 25 percent discount for the restricted stock, totaled $27.2 million (net of $341,000 of direct costs of the sale); the resulting gain on sale totaled $11.9 million.

Executive Summary

        We are one of the largest franchisors in the premium snack-food industry, featuring Mrs. Fields®, Great American Cookies® and TCBY® as our core brands.  Through our franchisees' retail stores, we are the largest retailer of freshly baked on-premises specialty cookies and brownies in the United States of America (the "United States") and the largest retailer of soft-serve frozen yogurt in the United States.  In addition, we operate a gifts and a branded retail business and have entered into licensing arrangements that attempt to leverage awareness of our core brands among our retail customer base.  We operate through a network of 1,679 retail concept locations, which are located throughout the United States and in approximately 24 foreign countries.

        On December 31, 2006, we restructured and reorganized our resources to focus primarily on the areas we identified as vital to the future growth of our brands.  As part of this reorganization, we formed three business units and appointed presidents for each business unit, which include Mrs. Fields, TCBY ("Dairy"), and the combined group of Great American Cookies, Pretzel Time and Pretzelmaker (collectively "GAC/Pretzels").  Each of the presidents is responsible for operations of their respective business unit.  Operating segments are components of our Company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance.  As a result of the reorganization, our reportable segments have changed from the four previously reported segments, namely franchising, gifts, branded retail, and licensing, to six operating segments as follows:

•	Mrs. Fields Gifts
•	Mrs. Fields Branded Retail
•	Mrs. Fields Franchising	(collectively "Mrs. Fields")
•	Mrs. Fields Licensing
•	GAC/Pretzels
•	Dairy

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have restated the segment disclosures for the 13 and 39 weeks ended September 30, 2006 to conform to the presentation of the new operating segments.

        Mrs. Fields, GAC/Pretzels and Dairy represented 53.6 percent, 33.8 percent and 12.5 percent of total revenues, respectively, for the 39 weeks ended September 29, 2007 and 46.2 percent, 36.4 percent, and 17.4 percent of total revenues, respectively, for the 39 weeks ended September 30, 2006.

        As of September 29, 2007, our store portfolio consisted of 1,279 domestic franchised locations, 299 international franchised locations and 101 licensed locations. Our franchisees’ and licensees’ concept locations by brand are distributed as follows:

	Domestic	International	Licensed
	Franchised	Franchised	Locations	Total
Mrs. Fields	320	96	29	445
Great American Cookies	286	1	—	287
TCBY - traditional stores	332	—	—	332
TCBY - non-traditional stores	329	202	70	601
Yovana - test stores (1)	2	—	2	4
TCBY/Beriyo	10	—	—	10
Dairy subtotal	673	202	72	947
Total	1,279	299	101	1,679

(1) Included in the domestic franchised Yovana Yogurt Café ("Yovana") test stores is one store currently owned and operated by us, which may be refranchised, relocated or closed in fiscal 2007.  We assumed operations from a franchisee in an effort to more closely monitor the results of the test.

        The previous table counts each concept location individually.  For example, if a physical location had a Mrs. Fields store and a TCBY store together, it would be counted as two concept locations in the table above.  If actual physical stores were counted rather than concept locations, total store counts would be reduced by 90 locations to 1,589.

        During the 39 weeks ended September 29, 2007, our store portfolio declined from 2,313 concept locations to 1,679 concept locations, as follows:

	Total Company
	Domestic	International	Licensed
	Franchised	Franchised	Locations	Total
Balance at December 30, 2006	1,804	356	153	2,313
New development openings	41	24	—	65
Permanent closings	(242)	(29)	(45)	(316)
Other closings, net	(9)	1	1	(7)
Sale of Pretzel stores	(315)	(53)	(8)	(376)
Balance at September 29, 2007	1,279	299	101	1,679

        The following tables provide additional detail of new development openings, permanent closings and other openings and closings of our concept locations during the 39 weeks ended September 29, 2007:

	Domestic Franchised
				Non-
			Traditional	Traditional
	Mrs. Fields	GAC/Pretzels	Dairy	Dairy	Total
Balance at December 30, 2006	360	622	376	446	1,804
New development openings	6	23	8	4	41
Permanent closings	(44)	(38)	(40)	(120)	(242)
Other closings, net	(2)	(6)	—	(1)	(9)
Sale of Pretzel stores	—	(315)	—	—	(315)
Balance at September 29, 2007	320	286	344	329	1,279

	International Franchised
			Non-
			Traditional
	Mrs. Fields	GAC/Pretzels	Dairy	Total
Balance at December 30, 2006	97	55	204	356
New development openings	7	5	12	24
Permanent closings	(8)	(7)	(14)	(29)
Other closings, net	—	1	—	1
Sale of Pretzel stores	—	(53)	—	(53)
Balance at September 29, 2007	96	1	202	299

	Licensed Locations
			Non-
			Traditional
	Mrs. Fields	GAC/Pretzels	Dairy	Total
Balance at December 30, 2006	44	10	99	153
New development openings	—	—	—	—
Permanent closings	(15)	(2)	(28)	(45)
Other openings, net	—	—	1	1
Sale of Pretzel stores	—	(8)	—	(8)
Balance at September 29, 2007	29	—	72	101

        We have implemented a number of strategies designed to attempt to reverse our trend of declining store counts, including identifying stores that are at risk of closure for operational issues, lease or franchise agreement expiration and working with franchisees to relocate, transfer or correct operational deficiencies.  We are also testing programs to refresh, remodel or reconcept some of our concept locations, as more fully discussed in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 21, 2007 ("Annual Report").  There can be no assurance that our strategies will succeed.  If store counts continue to decline, our business operations or financial condition could be adversely affected.

        Throughout this discussion, we refer to the total weeks that our franchised locations operate in any given period as "franchised unit weeks" and use that term comparatively when describing factors that may affect performance.    Fewer franchised locations translate naturally to fewer total franchised unit weeks that our franchisees operate and contribute revenues to us.  The Dairy operating segment is composed of both larger, traditional locations and a significant number of smaller, non-traditional locations.  We measure franchised unit weeks differently for the Dairy operating segment, based on our calculation that it takes approximately three average non-traditional locations to equal the revenues of one average traditional location.  We therefore refer to "traditional equivalent unit weeks" to describe the total number of weeks that TCBY franchised locations operate in any given period, adjusted to account for the different impact that non-traditional TCBY store openings and closings may have when compared to similar events affecting traditional TCBY stores.

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

Results of Operations

        The following table sets forth, for the periods indicated, certain information relating to our operations and percentage changes from period to period (in thousands):

	13 Weeks Ended			39 Weeks Ended
	September	September	%	September	September	%
	29, 2007	30, 2006	Change	29, 2007	30, 2006	Change
REVENUES:
Mrs. Fields Gifts	$3,419	$3,915	(12.7)	$13,401	$13,980	(4.1)
Mrs. Fields Branded Retail	5,633	6,906	(18.4)	15,292	6,985	118.9
Mrs. Fields Franchising	1,875	2,050	(8.5)	5,574	6,139	(9.2)
Mrs. Fields Licensing	211	311	(32.2)	526	1,378	(61.8)
Total Mrs. Fields	11,138	13,182	(15.5)	34,793	28,482	22.2
GAC/Pretzels	6,728	7,507	(10.4)	21,952	22,435	(2.2)
Dairy	2,608	3,829	(31.9)	8,124	10,736	(24.3)
Other	75	—	NM	75	—	NM
Total revenues	20,549	24,518	(16.2)	64,944	61,653	5.3
OPERATING COSTS AND EXPENSES:
Mrs. Fields Gifts	3,666	5,547	(33.9)	14,232	17,697	(19.6)
Mrs. Fields Branded Retail	5,226	6,692	(21.9)	14,145	6,750	109.6
Mrs. Fields Franchising	701	749	(6.4)	1,854	1,911	(3.0)
Mrs. Fields Licensing	8	466	(98.3)	(18)	1,375	NM
Total Mrs. Fields	9,601	13,454	(28.6)	30,213	27,733	8.9
GAC/Pretzels	3,682	3,619	1.7	10,779	11,023	(2.2)
Dairy	1,405	1,738	(19.2)	4,438	5,118	(13.3)
General and administrative	2,790	2,291	21.8	7,816	7,752	0.8
Depreciation	529	551	(4.0)	1,594	1,910	(16.5)
Amortization	519	517	0.4	1,555	1,593	(2.4)
Impairment of goodwill	—	—	—	—	14,568	NM
Gain on sale of intangible assets	(11,883)	—	NM	(11,883)	—	NM
Gain on sale of land held for sale	—	—	—	(128)	—	NM
Total operating costs and expenses	6,643	22,170	(70.0)	44,384	69,697	(36.3)
Income (loss) from operations	13,906	2,348	492.2	20,560	(8,044)	NM
Interest expense, net	(5,188)	(5,270)	(1.6)	(15,869)	(15,741)	0.8
Other expense	—	—	—	—	(28)	NM
Income (loss) before income taxes	8,718	(2,922)	NM	4,691	(23,813)	NM
Income taxes	4,354	(460)	NM	4,372	(1,250)	NM
Net income (loss)	$4,364	$(2,462)	NM	$319	$(22,563)	NM
Cash flows from operating activities	$(7,377)	$(3,607)	(104.5)	$(13,506)	$(11,296)	(19.6)
Cash flows from investing activities	$21,503	$(2,691)	NM	$21,721	$(4,372)	NM
Cash flows from financing activities	$(61)	$(26)	(134.6)	$(66)	$(77)	14.3

NM - Calculation not meaningful.

13 Weeks Ended September 29, 2007

Compared to the 13 Weeks Ended September 30, 2006

        Income From Operations—Overview.  Income from operations was $13.9 million for the 13 weeks ended September 29, 2007, an increase of $11.6 million or 492.2 percent from income of $2.3 million for the 13 weeks ended September 30, 2006.  The increase in income from operations was primarily due to the following:

•	gain on sale of the Pretzel brands of $11.9 million in 2007;
•	increased contribution from our business units of $100,000; and
•	increase in other revenue of $100,000, as described in more detail below.

        The foregoing increases in income from operations were partially offset by an increase in general and administrative expenses of $500,000.

        The change in contribution from our business units of $100,000 is composed of the following:

•	Mrs. Fields business unit contribution increase of $1.8 million; partially offset by
•	GAC/Pretzels business unit contribution decrease of $800,000; and
•	Dairy business unit contribution decrease of $900,000.

        Business Unit Contribution.  Mrs. Fields business unit contribution is composed of the following:

•	sales of products through our gift catalog and website, less direct operating expenses in our Mrs. Fields Gifts operating segment;
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

        Our GAC/Pretzels and Dairy business unit contribution is composed of sales of new franchises and royalties from existing franchises less direct operating expenses.  Our GAC/Pretzels business unit also includes sales of batter to our Great American Cookies ("GAC") franchisees, less cost of product and direct operating expenses, from our manufacturing facility.

        The following table sets forth the contribution from each of our business units (in thousands):

	For the 13 Weeks Ended
	September 29,	September 30,
	2007	2006
Mrs. Fields	$1,537	$(272)
GAC/Pretzels	3,046	3,888
Dairy	1,203	2,091
	$5,786	$5,707

Mrs. Fields

        The following table details the revenues and operating expenses of the Mrs. Fields business unit (in thousands):

	For the 13 Weeks Ended
	September 29,	September 30,	%
	2007	2006	Change
Mrs. Fields Gifts	$3,419	$3,915	(12.7)
Mrs. Fields Branded Retail	5,633	6,906	(18.4)
Mrs. Fields Franchising	1,875	2,050	(8.5)
Mrs. Fields Licensing	211	311	(32.2)
Total Mrs. Fields revenues	11,138	13,182	(15.5)
Mrs. Fields Gifts	3,666	5,547	(33.9)
Mrs. Fields Branded Retail	5,226	6,692	(21.9)
Mrs. Fields Franchising	701	749	(6.4)
Mrs. Fields Licensing	8	466	(98.3)
Total Mrs. Fields operating expenses	9,601	13,454	(28.6)
Total Mrs. Fields contribution	$1,537	$(272)	NM

Mrs. Fields Gifts

        Mrs. Fields Gifts Revenues.  Mrs. Fields Gifts revenues were $3.4 million for the 13 weeks ended September 29, 2007, a decrease of $500,000 or 12.7 percent from $3.9 million for the 13 weeks ended September 30, 2006.  These revenues consist of sales through our catalog and website as well as affiliations with other websites and sales to large corporate accounts.  This decrease in revenues was primarily attributable to the following:

•	national accounts revenues of $400,000 related to the timing of purchases in 2007 by our largest customer; and
•	affiliates driven sales of $200,000 due to a reduction in the number of affiliates.

        The foregoing decreases in revenues were partially offset by an increase in revenues of $100,000 generated through Internet search engine advertising.

        Mrs. Fields Gifts Expenses.  Mrs. Fields Gifts expenses are composed of cost of sales for products sold, selling and promotional expenses and direct operating expenses of this segment.  These expenses were $3.7 million for the 13 weeks ended September 29, 2007, a decrease of $1.8 million or 33.9 percent from $5.5 million for the 13 weeks ended September 30, 2006.  This decrease in expenses was primarily due to the following:

•	cost of sales of $700,000 primarily due to the reduction in revenues and decreased freight costs;
•	rent and occupancy expenses in fiscal year 2006 of $400,000 related to the old Gifts facility;
•	expenses of $200,000 incurred in fiscal year 2006 related to moving into the new Gifts facility;
•	compensation and related costs of $200,000 due to the reduced headcount resulting from our management reorganization that occurred in January 2007;
•	catalog and advertising expenses of $100,000; and
•	other operating expenses of $300,000.

        The foregoing decreases in expenses were partially offset by an increase in bonus expense of $100,000 for accrued bonuses for fiscal year 2007.

Mrs. Fields Branded Retail

        Mrs. Fields Branded Retail Revenues.  Mrs. Fields Branded Retail revenues were $5.6 million for the 13 weeks ended September 29, 2007, a decrease of $1.3 million or 18.4 percent from $6.9 million for the 13 weeks ended September 30, 2006.  This decrease in revenues was due primarily to the increased revenues in 2006 associated with the Mrs. Fields branded shelf stable cookies we commenced selling in July 2006 following a period of time when our former licensee was not servicing our commercial customers, resulting in increased revenues in 2006 as we caught up on the demand.

        Mrs. Fields Branded Retail Expenses.  Mrs. Fields Branded Retail expenses are composed of cost of sales for product sold, selling and promotional expenses and other direct operating expenses of this segment.  These expenses were $5.2 million for the 13 weeks ended September 29, 2007, a decrease of $1.5 million or 21.9 percent from $6.7 million for the 13 weeks ended September 30, 2006.  This decrease in expenses was primarily due to:

•                  cost of sales of $1.2 million primarily due to the decrease in revenues; and

•                  professional fees of $400,000 for fees paid in 2006 to the former operator of the Mrs. Fields branded shelf stable cookie business to assist us in the transition.

        The foregoing decreases in expenses were partially offset by increases in salaries of $100,000 due to increased head count.

Mrs. Fields Franchising

        The following table details the year-over-year ("YOY") percentage change in same store sales:

	For the 13 Weeks Ended
	September 29,	September 30,
	2007	2006
Mrs. Fields	1.2	(0.8)

        Our Mrs. Fields concept's YOY same store sales were up 1.2 percent for the 13 weeks ended September 30, 2007, a continued improvement compared to the first half of 2007.  This was a result of an increased average ticket price due to promotional focus on the Breezer smoothie program, a strong summer promotion launch and continued operational focus in the field.

        Mrs. Fields Franchising Revenues.  Mrs. Fields Franchising revenues were $1.9 million for the 13 weeks ended September 29, 2007, a decrease of $200,000 or 8.5 percent from $2.1 million for the 13 weeks ended September 30, 2006.  This decrease in revenues was primarily attributable to approximately 500 or 11.2 percent fewer franchised unit weeks, offset partially by an increase in YOY same store sales.

Mrs. Fields Franchising Expenses.  Mrs. Fields Franchising expenses are composed of operation and supervision expenses wherein we provide support, direction and supervision to the franchisees, and development and support expenses including product development costs, expenses relating to new franchise development, marketing and advertising, bad debt expense and other direct franchising expenses of this segment.  These expenses were $700,000 for the 13 weeks ended September 29, 2007 and for the 13 weeks ended September 30, 2006.  This consistent level of expenses was primarily due to the following decreases:

•	expenses of $100,000 related to shared resources for product development, purchasing, training and customer service; and
•	expenses of $200,000 associated with brand initiatives.

        The foregoing decreases in expenses were offset by increases in:

•	compensation and related costs of $100,000 primarily due to a newly appointed president as part of the management reorganization that occurred in January 2007;
•	bonus expense of $100,000 for accrued bonuses for fiscal year 2007; and
•	franchise operations and supervision costs of $100,000.

Mrs. Fields Licensing

        Mrs. Fields Licensing Revenues.  Mrs. Fields Licensing revenues were $200,000 for the 13 weeks ended September 29, 2007, a decrease of $100,000 or 32.2 percent from $300,000 for the 13 weeks ended September 30, 2006.  This decrease in revenues was primarily due to higher licensing royalties earned in 2006 of $100,000 under our terminated licensing agreement for the sale of TCBY frozen food specialty products through retail channels.

        Mrs. Fields Licensing Expenses.  Mrs. Fields Licensing expenses are composed of selling and promotional expenses, bad debt and other direct operating expenses of this segment.  These expenses were negligible for the 13 weeks ended September 29, 2007, a decrease of $500,000 or 98.3 percent from $500,000 for the 13 weeks ended September 30, 2006.  This decrease in expenses was primarily due to:

•	bad debt expense of $300,000 in fiscal year 2006 related to a terminated license agreement;
•	compensation and related costs of $100,000 due to the reduced headcount resulting from our management reorganization that occurred in January 2007; and
•	other operating costs of $100,000 primarily related to cost of sales and advertising and promotional expenses.

GAC/Pretzels

        The following table details the YOY percentage change in same store sales:

	For the 13 Weeks Ended
	September 29,	September 30,
	2007	2006
Great American Cookies	0.9	4.2

       Our Great American Cookies concept continued its positive momentum through the third quarter of fiscal year 2007 with a 0.9 percent YOY same store sales increase.  The launch of a new Cookie Cake program, new summer cookie and Breezer flavor introductions, combined with momentum from stores celebrating 30th anniversary events at malls across the country helped drive sales in spite of decreased customer counts and slower retail sales at malls.

        GAC/Pretzels Revenues.  GAC/Pretzels revenues were $6.7 million for the 13 weeks ended September 29, 2007, a decrease of $800,000 or 10.4 percent from $7.5 million for the 13 weeks ended September 30, 2006.  Revenues related to the Pretzel brands sold in August 2007 were $600,000 for the 13 weeks ended September 29, 2007, a decrease of $900,000 from $1.5 million for the 13 weeks ended September 30, 2006.  The offsetting increase in revenues of $100,000 was associated with the GAC brand and was primarily due to an increase in sales of product by our GAC manufacturing facility to our franchisees primarily due to approximately 100 or 3.2 percent additional franchised unit weeks.

GAC/Pretzels Expenses.  GAC/Pretzels expenses are composed of operation and supervision expenses wherein we provide support, direction and supervision to the franchisees; development and support expenses including product development costs, expenses relating to new franchise development, marketing and advertising, bad debt expenses and other direct franchising expenses of this segment; and cost of product sales associated with our Great American Cookies manufacturing facility including raw materials, labor and other manufacturing costs.  The operation and supervision and franchise development expenses related to the Pretzel brands subsequent to the sale in August 2007 have been re-directed to support and develop our remaining brands.  The GAC/Pretzels expenses were $3.7 million for the 13 weeks ended September 29, 2007, an increase of $100,000 or 1.7 percent from $3.6 million for the 13 weeks ended September 30, 2006.  This increase in expenses was primarily due to the following:

•	bonus accrual of $100,000 for accrued bonuses for fiscal year 2007;
•	bad debt expense of $100,000; and
•	other franchise development expenses of $100,000.

        The foregoing increases in expenses were partially offset by the following decreases:

•	cost of product and operating expenses of $100,000 associated with our Great American Cookies manufacturing facility; and
•	brand initiatives of $100,000.

Dairy

        The following table details the YOY percentage change in same store sales:

	For the 13 Weeks Ended
	September 29,	September 30,
	2007	2006
Dairy	4.9	(2.8)

Our Dairy segment's YOY same store sales increased 4.9 percent for the 13 weeks ended September 30, 2007 primarily as a result of product improvements, menu enhancements, a remodel program that was rolled out initially to over 100 existing TCBY traditional franchised stores, as well as warmer weather in certain parts of the United States.

Dairy Revenues.  Dairy revenues were $2.6 million for the 13 weeks ended September 29, 2007, a decrease of $1.2 million or 31.9 percent from $3.8 million for the 13 weeks ended September 30, 2006.  This decrease in revenues was due to:

•

product formulation revenues generated by purchases of TCBY products by franchisees of $1.0 million due to approximately 1,300 or 18.4 percent fewer traditional equivalent unit weeks and rebates offered to franchisees as an incentive to remodel their stores; and

•	royalties of $200,000 principally attributable to fewer traditional equivalent unit weeks.

We anticipate that our traditional equivalent unit weeks will continue to decline in the near future.

Dairy Expenses.  Dairy expenses are composed of operation and supervision expenses wherein we provide support, direction and supervision to the franchisees, and development and support expenses including product development costs, expenses relating to new franchise development, marketing and advertising, bad debt expense and other direct franchising expenses of this segment.  These expenses were $1.4 million for the 13 weeks ended September 29, 2007, a decrease of $300,000 or 19.2 percent from $1.7 million for the 13 weeks ended September 30, 2006.  This decrease in expenses was primarily attributable to the following:

•	bad debt expense of $400,000 primarily related to the bankruptcy of Americana in 2006;
•	distribution costs of $200,000 associated with the distribution of our products to our dairy franchise system resulting from the Blue Line Extension Agreement that ended in March 2007;
•	costs associated with shared resources related to product development, purchasing, training and customer service of $100,000; and
•	travel and related costs of $100,000.

        The foregoing decreases in expenses were partially offset by the following increases:

•	brand initiatives of $200,000 for the new store décor initiative;
•	bonus expense of $200,000 for accrued bonuses for fiscal year 2007; and
•	compensation and related costs of $100,000.

Other

        General and Administrative Expenses.  General and administrative expenses were $2.8 million for the 13 weeks ended September 29, 2007, an increase of $500,000 or 21.8 percent from $2.3 million for the 13 weeks ended September 30, 2006.  This increase in general and administrative expenses was primarily due to:

•	increase in bonus expense of $800,000 for accrued bonuses for fiscal year 2007; partially offset by
•	decrease in compensation and related costs of $200,000 primarily due to the decrease in headcount resulting from our reorganization; and
•	decrease in legal fees of $100,000.

        Depreciation and Amortization Expense.  Total depreciation and amortization expense was $1.0 million for the 13 weeks ended September 29, 2007, a decrease of $100,000 or 1.9 percent from $1.1 million for the 13 weeks ended September 30, 2006.  Depreciation expense was $500,000 for the 13 weeks ended September 29, 2007, a decrease of $100,000 or 4.0 percent from $600,000 for the 13 weeks ended September 30, 2006.  Amortization expense was $500,000 for the 13 weeks ended September 29, 2007 and for the 13 weeks ended September 30, 2006.

39 Weeks Ended September 29, 2007

Compared to the 39 Weeks Ended September 30, 2006

Income From Operations—Overview.  Income from operations was $20.6 million for the 39 weeks ended September 29, 2007, an increase of $28.6 million from a loss of $8.0 million for the 39 weeks ended September 30, 2006.  This increase in income from operations was primarily due to:

•             gain on sale of the Pretzel brands of $11.9 million in fiscal year 2007;

•             impairment of goodwill associated with the Dairy reporting unit of $14.6 million in fiscal year 2006;

•             increased contribution from our business units of $1.7 million;

•             decreased depreciation expense of $300,000; and

•             gain on the sale of land of $100,000 resulting from a sale that occurred in fiscal year 2007.

The increase in contribution from our business units of $1.7 million is composed of the following:

•             Mrs. Fields business unit contribution increase of $3.8 million; partially offset by

•             GAC/Pretzels business unit contribution decrease of $200,000;

•             Dairy business unit contribution decrease of $1.9 million.

        The following table sets forth the contribution from each of our business units (in thousands):

	For the 39 Weeks Ended
	September 29,	September 30,
	2007	2006
Mrs. Fields	$4,580	$749
GAC/Pretzels	11,173	11,412
Dairy	3,686	5,618
	$19,439	$17,779

Mrs. Fields

        The following table details the revenues and operating expenses of the Mrs. Fields business unit (in thousands):

	For the 39 Weeks Ended
	September 29,	September 30,	%
	2007	2006	Change
Mrs. Fields Gifts	$13,401	$13,980	(4.1)
Mrs. Fields Branded Retail	15,292	6,985	118.9
Mrs. Fields Franchising	5,574	6,139	(9.2)
Mrs. Fields Licensing	526	1,378	(61.8)
Total Mrs. Fields revenues	34,793	28,482	22.2
Mrs. Fields Gifts	14,232	17,697	(19.6)
Mrs. Fields Branded Retail	14,145	6,750	109.6
Mrs. Fields Franchising	1,854	1,911	(3.0)
Mrs. Fields Licensing	(18)	1,375	NM
Total Mrs. Fields operating expenses	30,213	27,733	8.9
Total Mrs. Fields contribution	$4,580	$749	511.5

Mrs. Fields Gifts

        Mrs. Fields Gifts Revenues.  Mrs. Fields Gifts revenues were $13.4 million for the 39 weeks ended September 29, 2007, a decrease of $600,000 or 4.1 percent from $14.0 million for the 39 weeks ended September 30, 2006.  This decrease in revenues was primarily due to:

•                    decreased catalog driven sales of $1.5 million due to decreased circulation of our catalogs; partially offset by

•                  increased sales from advertising on Internet search engines of $900,000 due to additional providers.

        Mrs. Fields Gifts Expenses.  Mrs. Fields Gifts expenses were $14.2 million for the 39 weeks ended September 29, 2007, a decrease of $3.5 million or 19.6 percent from $17.7 million for the 39 weeks ended September 30, 2006.  This decrease in expenses was primarily due to the following:

•                  catalog and advertising expenses of $1.3 million due to decreased circulation of our catalogs;

•                  cost of sales of $500,000 primarily due to reduced revenues;

•                  compensation and related costs of $400,000 due to the reduced headcount resulting from our management reorganization that occurred in January 2007;

•                  rent and occupancy expenses of $400,000 in fiscal year 2006 related to the old Gifts facility;

•                  operating expenses of $400,000;

•                  expense of $200,000 associated with moving to the new Gifts facility;

•                  severance of $200,000 incurred in fiscal year 2006;

•                  recruiting and relocation expenses of $200,000; and

•                  professional fees of $100,000 due to projects completed in fiscal year 2006.

        The foregoing decreases in expenses were partially offset by increases in bonus expense of $200,000 for accrued bonuses for fiscal year 2007.

Mrs. Fields Branded Retail

        Mrs. Fields Branded Retail Revenues.  Mrs. Fields Branded Retail revenues were $15.3 million for the 39 weeks ended September 29, 2007, an increase of $8.3 million or 118.9 percent from $7.0 million for the 39 weeks ended September 30, 2006.  This increase is due to the revenues generated from the sale of Mrs. Fields branded shelf stable cookies.  As previously discussed, we commenced selling Mrs. Fields branded shelf stable cookies in July 2006 directly through retail channels following the termination of certain license agreements.

        Mrs. Fields Branded Retail Expenses.  Mrs. Fields Branded Retail expenses were $14.1 million for the 39 weeks ended September 29, 2007, an increase of $7.3 million or 109.6 percent from $6.8 million for the 39 weeks ended September 30, 2006.  This increase is associated with the branded retail activities which commenced in July 2006.

Mrs. Fields Franchising

        The following table details the YOY percentage change in same store sales:

	For the 39 Weeks Ended
	September 29,	September 30,
	2007	2006
Mrs. Fields	(0.8)	(1.4)

        Our Mrs. Fields concept's YOY same store sales decrease of 0.8 percent for the 39 weeks ended September 30, 2007 was a result of a continued decline in customer counts at the stores partially offset by increases in our average ticket price due to promotional focus on the Big Cookie Cake program and our Breezer smoothie program.

        Mrs. Fields Franchising Revenues.  Mrs. Fields Franchising revenues were $5.6 million for the 39 weeks ended September 29, 2007, a decrease of $500,000 or 9.2 percent from $6.1 million for the 39 weeks ended September 30, 2006.  This decrease in revenues was primarily attributable to approximately 1,300 or 9.2 percent fewer franchised unit weeks and a decrease in same store YOY sales of 0.8 percent.

Mrs. Fields Franchising Expenses.  Mrs. Fields Franchising expenses were $1.9 million for the 39 weeks ended September 29, 2007 and for the 39 weeks ended September 30, 2006.  This consistent level of expenses was primarily due to the following decreases:

•                  expenses of $300,000 associated with brand initiatives; and

•                  expenses of $300,000 related to shared resources for product development, purchasing, training and customer service.

         The foregoing decreases in expenses were offset by increases in:

•                  compensation and related costs of $300,000 primarily due to a newly appointed president as part of the management reorganization that occurred in January 2007;

•                  bonus expense of $200,000 for accrued bonuses for fiscal year 2007; and

•                  franchise operations and supervision costs of $100,000.

Mrs. Fields Licensing

        Mrs. Fields Licensing Revenues.  Mrs. Fields Licensing revenues were $500,000 for the 39 weeks ended September 29, 2007, a decrease of $900,000 or 61.8 percent from $1.4 million for the 39 weeks ended September 30, 2006.  This decrease in revenues was primarily due to:

•                  royalties of $600,000 in fiscal year 2006 under our terminated licensing agreement for the sale of TCBY frozen food specialty products through retail channels that were not repeated in fiscal year 2007; and

•                  licensing royalties earned in fiscal year 2006 of $300,000 under our terminated licensing agreement for the sale of Mrs. Fields branded shelf stable cookies that were not repeated in fiscal year 2007.

        Mrs. Fields Licensing Expenses.  Mrs. Fields Licensing expenses were negligible for the 39 weeks ended September 29, 2007, a decrease of $1.4 million from $1.4 million for the 39 weeks ended September 30, 2006.  This decrease in expenses was primarily due to the following:

•                  bad debt expense of $700,000 in fiscal year 2006 related to a terminated license agreement;

•                  cost of sales, legal, advertising and promotion expenses totaling approximately $500,000; and

•                  compensation and related costs of $200,000 due to the reduced headcount resulting from our management reorganization that occurred in January 2007.

GAC/Pretzels

        The following table details the YOY percentage change in same store sales:

	For the 39 Weeks Ended
	September 29,	September 30,
	2007	2006
Great American Cookies	1.3	3.9

       Our Great American Cookies concept's YOY same store sales increase of 1.3 percent for the 39 weeks ended September 29, 2007 was primarily a result of new product introductions and higher YOY average ticket price resulting from increased focus and implementation of everyday offers (e.g. Buy 5 for $5.55 and Buy 5 Get 1 Free) and an increase in Cookie Cake price and overall sales.

        GAC/Pretzels Revenues.  GAC/Pretzels revenues were $22.0 million for the 39 weeks ended September 29, 2007, a decrease of $400,000 or 2.2 percent from $22.4 million for the 39 weeks ended September 30, 2006.  Revenues related to the Pretzel brands sold in August 2007 were $3.5 million for the 39 weeks ended September 29, 2007, a decrease of $800,000 from $4.3 million for the 39 weeks ended September 30, 2006.  The offsetting increase in revenues of $400,000 was associated with the GAC brand was primarily due to:

•                  sales of product by our GAC manufacturing facility to our franchisees of $300,000 primarily due to a price increase to our franchisees of approximately 5.0 percent effective April 2006; and

•                  royalties of $200,000 due to approximately 400 or 3.3 percent additional franchised unit weeks.

        The foregoing increases in revenues were partially offset by a decrease in initial franchise fees of $100,000.

GAC/Pretzels Expenses.  GAC/Pretzels expenses were $10.8 million for the 39 weeks ended September 29, 2007, a decrease of $200,000 or 2.2 percent from $11.0 million for the 39 weeks ended September 30, 2006. This decrease in expenses was primarily due to the following decreases:

•                  cost of product and operating expenses of $400,000 associated with our Great American Cookies manufacturing facility;

•                  costs of $100,000 due to shared resources related to product development, purchasing, training and customer service; and

•                  brand initiatives of $100,000.

        The foregoing decreases in expenses were partially offset by the following increases:

•                  bonus accrual of $200,000 for accrued bonuses for fiscal year 2007;

•                  compensation and related costs of $100,000; and

•                  bad debt expense of $100,000.

Dairy

        The following table details the YOY percentage change in same store sales:

	For the 39 Weeks Ended
	September 29,	September 30,
	2007	2006
Dairy	0.0	(1.4)

Our Dairy segment's YOY same store sales were flat for the 39 weeks ended September 30, 2007 primarily as a result of increased revenues due to product improvements, menu enhancements, a remodel program that was rolled out initially to over 100 existing TCBY traditional franchised stores, as well as warmer weather in certain parts of the United States during the third quarter.  These increases were offset by YOY softness in the first and second quarters of fiscal year 2007 as a result of unseasonably cold and wet weather during that part of the year.

Dairy Revenues.  Dairy revenues were $8.1 million for the 39 weeks ended September 29, 2007, a decrease of $2.6 million or 24.3 percent from $10.7 million for the 39 weeks ended September 30, 2006.  This change in revenues was primarily due to:

•                  product formulation revenues generated by purchases of TCBY products by franchisees of $1.9 million due to approximately 3,800 or 16.7 percent fewer traditional equivalent unit weeks and rebates offered to franchisees as an incentive to remodel their stores;

•                  royalties of $800,000 principally attributable to fewer traditional equivalent unit weeks; partially offset by

•                  revenues of $100,000 from a Yovana test store we began operating in the fourth quarter of 2006.

We anticipate that our traditional equivalent unit weeks will continue to decline in the near future.

        Dairy Expenses.  Dairy expenses were $4.4 million for the 39 weeks ended September 29, 2007, a decrease of $700,000 or 13.3 percent from $5.1 million for the 39 weeks ended September 30, 2006.  This decrease in expenses was primarily attributable to the following:

•                  distribution costs of $700,000 associated with the distribution of our products to our dairy franchise system resulting from the Blue Line Extension Agreement that ended in March 2007;

•                  compensation and related costs of $400,000 due to the decrease in headcount resulting from our reorganization;

•                  costs of $300,000 related to shared resources related to product development, purchasing, training and customer service;

•                  bad debt of $300,000 primarily associated with the bankruptcy of Americana in fiscal year 2006;

•                  travel and related costs of $200,000; and

•                  severance of $100,000 for amounts incurred in fiscal year 2006.

        The foregoing decreases in expenses were partially offset by the following increases:

•                  brand initiatives of $900,000 to test the Beriyo and Yovana concepts and to prepare for the TCBY new store décor initiative;

•                  bonus expense of $300,000 for accrued bonuses for fiscal year 2007; and

•                  operating costs of $100,000 related to a Yovana test store that we began operating in the fourth quarter of 2006.

Other

        General and Administrative Expenses.  General and administrative expenses were $7.8 million for the 39 weeks ended September 29, 2007 and for the 39 weeks ended September 30, 2006.  This consistent level of general and administrative expenses was primarily attributable to the following decreases:

•                  compensation and related costs of $800,000 primarily due to the decrease in headcount resulting from our reorganization;

•                  severance costs of $300,000 incurred in fiscal 2006;

•                  legal expenses of $200,000; and

•                  other general and administrative expenses of $100,000.

        The foregoing decreases in expenses were offset by the following increases:

•                  bonus accrual of $1.2 million for accrued bonuses for fiscal year 2007; and

•                  professional fees of $200,000 primarily related to Sarbanes-Oxley implementation.

        Depreciation and Amortization Expense.  Total depreciation and amortization expense was $3.1 million for the 39 weeks ended September 29, 2007, a decrease of $400,000 or 10.1 percent from $3.5 million for the 39 weeks ended September 30, 2006.  Depreciation expense was $1.6 million for the 39 weeks ended September 29, 2007, a decrease of $300,000 or 16.5 percent from $1.9 million for the 39 weeks ended September 30, 2006.  This decrease was due to the following:

•                  $400,000 attributable to leasehold improvements and equipment associated with a Yovana test store; and

•                  $300,000 attributable to leasehold improvements in our old gifting facility.

These decreases in depreciation expense were partially offset by an increase in depreciation expense of $400,000 associated with the new gifting facility.

        Amortization expense was $1.6 million for the 39 weeks ended September 29, 2007 and for the 39 weeks ending September 30, 2006.

Consolidated Financial Condition

        Total assets at September 29, 2007 were $114.8 million, a decrease of $6.9 million or 5.7 percent from $121.7 million at December 30, 2006.  This decrease in assets was primarily attributable to the following decreases:

•                  goodwill of $15.3 million associated with the Pretzel brands which we sold in August 2007;

•                  accounts receivable, net of $2.9 million;

•                  property and equipment of $1.4 million;

•                  trademarks and other intangible assets, net of $1.5 million;

•                  deferred loan costs of $900,000; and

•                  inventories of $100,000.

        The foregoing decreases in assets were partially offset by the following increases:

•                  cash and cash equivalents of $8.1 million primarily due to the proceeds on the sale of the Pretzel brands, partially offset by the semi-annual interest payment on our Senior Secured Notes made in September 2007;

•                  investments held for sale and other assets of $5.7 million primarily composed of the stock received as part of the sale of the Pretzel brands;

•                  deferred tax asset of $600,000; and

•                  prepaid expenses of $800,000.

      Total liabilities at September 29, 2007 were $217.7 million, a decrease of $9.8 million or 4.3 percent from $227.5 million at December 30, 2006.  This decrease in liabilities was primarily attributable to the following decreases:

•                  accrued liabilities of $6.4 million;

•                  accounts payable of $5.2 million;

•                  deferred revenues and other liabilities of $500,000; and

•                  capital lease obligations of $100,000.

The foregoing decreases in liabilities were partially offset by an increase in amounts due to affiliates of $2.4 million, primarily a result of amounts due under a tax sharing agreement.

Consolidated Cash Flows for the 39 Weeks Ended September 29, 2007 Compared to September 30, 2006

        Net cash used in operating activities were $13.5 million for the 39 weeks ended September 29, 2007, an increase in cash used of $2.2 million from net cash flows used in operating activities of $11.3 million for the 39 weeks ended September 30, 2006.  This increase in cash used in operating activities was principally due to an increase in contribution by our operating segments of $1.7 million partially offset by an increase in cash used for working capital assets and liabilities of $3.9 million.

         Net cash provided by investing activities were $21.7 million for the 39 weeks ended September 29, 2007, an increase in cash provided of $26.1 million from cash used in investing activities of $4.4 million for the 39 weeks ended September 30, 2006.  This increase in cash from investing activities was attributable to the net proceeds on the sale of the Pretzel brands of $21.7 million, a decrease in the purchase of property and equipment of $4.3 million, principally associated with our new gifts facility in 2006, and from proceeds from the sale of land of $300,000 that occurred in 2007.  These changes were partially offset by proceeds from the sale of non-marketable securities of $100,000 that occurred in 2006.

        Net cash used in financing activities were negligible for the 39 weeks ended September 29, 2007 and for the 39 weeks ended September 30, 2006 and relate to principal payments on capital leases.

Liquidity and Capital Resources

        Our principal sources of liquidity are cash on hand and cash flows generated from the sale of operating assets and from operations.  At September 29, 2007, we had $24.1 million of cash on hand.  We expect that our principal uses of cash will be for working capital, capital expenditures and semi-annual interest payments of $10.3 million on our 9 percent senior secured notes and our 11½ percent senior secured notes (together, the "Senior Secured Notes"), of which $10.3 million will be due on March 15, 2008 and September 15, 2008.  In addition, to the extent we have cash available and it is permitted by the indenture governing the Senior Secured Notes, we may pay dividends to our parent companies for uses such as acquisitions, debt repayments and dividends.  We do not expect to be required, but we may offer, to repurchase a portion of the Senior Secured Notes as described below.

         We are highly leveraged.  At September 29, 2007, we had $195.7 million of long-term debt represented by the Senior Secured Notes.  The Senior Secured Notes mature on March 15, 2011, with interest payable semi-annually on March 15 and September 15.  Due to borrowing restrictions under the indenture governing the Senior Secured Notes, our ability to obtain additional debt financing is significantly limited.  The Senior Secured Notes require us to offer to repurchase a portion of the notes at 100 percent of the principal amount, plus accrued and unpaid interest thereon to the date of purchase, with 50 percent of our "excess cash flow," as defined in the indenture agreement, when the ratio of our net indebtedness to consolidated EBITDA is above 3.75 to 1.0 and the cumulative unpaid excess cash flow offer amount exceeds $10.0 million.  We do not anticipate that our "excess cash flow" will exceed the levels that would require us to offer to repurchase a portion of the notes described above.

         We cannot be certain, based on historical results and current projections, that the cash currently on hand and expected future cash flows from operations will be sufficient to meet our September 2008 interest payment.  We are pursuing various actions to improve our liquidity, financial condition, and results of operations.  These actions include, but are not limited to, the following:

•                  staff changes and investment initiatives to reduce costs and improve revenues;

•                  possible reinvestment of net proceeds from the sale of the Pretzel businesses into higher yielding assets;

•                  sale of additional assets; and

•                  raising of additional equity capital.

          Management and our major shareholder have retained Blackstone Advisory Services to assist in reviewing our alternatives as part of our strategic review process.

          Failure of these actions to improve our financial condition and operational performance may result in our inability to meet our September 2008 interest payment.  Failure to make the payment could have a material adverse impact on our future operations and carrying value of assets.  There can be no assurance that the planned actions will be successful or that our financial position will improve, absent successful execution of some or all of the actions being considered.

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

Seasonality

Our sales and contribution from franchisees' store operations are highly seasonal, but our various brands experience counteracting seasonal effects.  Our Mrs. Fields and Great American Cookies stores, primarily located in malls, tend to mirror customer traffic flow trends in malls, which increase significantly during the fourth quarter, primarily between Thanksgiving and the end of the calendar year.  Holiday gift purchases also are a significant factor in increased sales in the fourth quarter.  However, Dairy stores experience their strongest sales periods during the warmer months from late Spring through early Fall, which helps to balance the impact of seasonality on our operations.  The combined revenues for each quarter of the Mrs. Fields Franchising, GAC/Pretzels and Dairy operating segments as a percentage of total combined revenues for the fiscal year ended December 30, 2006 were 23.3 percent for the first quarter, 25.6 percent for the second quarter, 25.2 percent for the third quarter and 25.9 percent for the fourth quarter.

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

        We receive cash payments for product formulation fees and allowances from suppliers based on the amount of product purchased directly by our distributors and franchisees.  These product formulation fees and allowances include cash payments to us for the right to use our proprietary formulations and recipes to manufacture the frozen dough, dough mixes and TCBY products these suppliers sell to our franchisees.  Formulation fees and allowances are recorded as franchising revenues upon shipment of product to our distributors or franchisees.  Included in franchising revenues in each of operating segments for such formulation fees and allowances are as follows (in thousands):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Mrs. Fields	$373	$490	$1,261	$1,449
GAC/Pretzels	222	313	823	911
Dairy	1,272	2,311	4,911	6,880
	$1,867	$3,114	$6,995	$9,240

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

On an annual basis (in the fourth quarter), or more frequently if circumstances indicate potential impairment, we perform an assessment for impairment of our goodwill associated with each of our reporting units, by comparing each reporting unit's fair value with its carrying value.  The estimated fair value of goodwill is affected by, among other things, operating results, our business plan for the future, estimated results of future operations and the comparable companies and transactions that are used to estimate the fair value of our goodwill.  To the extent that the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value.  Changes in our business plan or operating results that are different than the projections used to develop the reporting unit's fair value may have an impact on the valuation of goodwill.

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

Accounting Pronouncements Not Yet Adopted

        In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 159, ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115."  SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value.  SFAS 159 gives a company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of 2008.  We are currently determining whether fair value accounting is appropriate for any of our eligible items and cannot currently estimate the impact, if any, which SFAS 159 will have on our consolidated results of operation and financial condition.

        In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements," to define fair value, establish a framework for measuring fair value in generally accepted accounting principles and expand disclosures about fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We are currently evaluating the effect, if any, that the adoption of SFAS 157 will have on our consolidated financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        There have been no significant changes in market risks since the end of our fiscal year ended December 30, 2006.  For more information, please read Item 7A. and the consolidated financial statements and notes thereto contained in our Annual Report.

Item 4.  Controls and Procedures

        Our management, with the participation of our Chief Executive Officer (the "CEO") and Chief Accounting Officer (the "CAO"), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report.  Based on that evaluation, the CEO and the CAO concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the CEO and CAO, as appropriate to allow timely decisions regarding required disclosure.  A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 29, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The sale of franchises is regulated by various state laws as well as by the Federal Trade Commission.  The Federal Trade Commission requires that franchisors make extensive disclosure in a uniform franchise prospectus to prospective franchisees but does not require registration.  However, a number of states require annual registration of the uniform franchise prospectus with state authorities or other disclosure in connection with franchise offers and sales.  In addition, several states have "franchise relationship laws" or "business opportunity laws" that limit the ability of the franchisors to terminate agreements or to withhold consent to renewal or transfer of these agreements.

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

We believe that the amount and proximity of pedestrian traffic near our bakery brand stores strongly influence sales of our products, which we believe are frequently impulse purchases.  In recent years, we believe visits to major shopping malls, where at September 29, 2007 the majority of our bakery franchisees' stores are located, have experienced periods of decline.  This trend has had a negative impact on our revenues.  We cannot be sure that this trend will not continue or that this trend can be offset by increased sales per customer.  A prolonged decline in mall traffic could adversely affect our financial condition and results of operations.

We have experienced a number of franchise store closures since 2004.  If this trend continues, our financial position and results of operations could be adversely affected.

        Since the end of fiscal 2004, excluding the Pretzel brands sold in August 2007, 8 retail concept locations were closed by MFOC and 843 retail concept locations were closed by other franchisees.  These closures represent 37.9 percent of the total number of stores open at the beginning of fiscal 2005.  In comparison, 282 retail concept locations have opened since the end of fiscal 2004.  Since the end of fiscal 2004, the number of Great American Cookies brand locations has increased by 1.4 percent, the number of Mrs. Fields brand locations has decreased by 14.6 percent, the number of TCBY brand traditional locations has decreased by 29.2 percent, and the number of TCBY brand non-traditional locations has decreased by 37.7 percent.  Additional store closures could occur in the future and we may be unable to successfully open additional new stores in the future.  If this trend continues, our financial condition and results of operations may be adversely affected.

        We believe our brand identity is critical to the success of our business.  If we are unable to use any of our trademarks or to protect our trade secrets, our sales and our results of operations will be adversely affected.

We believe that our trademarks have significant value and are important to the marketing of our retail outlets and products and the operations of our franchisees' stores, gifts segment and licensing strategy.  Most of our trademarks are federally registered before the United States Patent and Trademark Office and registered or pending in many foreign countries.  However, we cannot be sure that our trademarks cannot be circumvented or that our trademarks do not or will not violate the proprietary rights of others.  If a challenge to one of our trademarks is successful, we could be prevented from continuing to use that trademark.  A negative ruling concerning our use or the validity or enforceability of one of our trademarks would adversely affect our sales of the related products and our operating results.  In addition, we cannot be sure that we will have the financial resources necessary to police the use of our trademarks by our franchisees and licensees or enforce or defend our trademarks, which could result in incorrect or unauthorized use of our trademarks.  Moreover, we may not be able to use or register our existing trademarks abroad due to the application of foreign laws, which would force us to adopt new trademarks for use in those jurisdictions that initially will not be as recognizable as our existing marks.  Despite our efforts to protect our trade secrets, unauthorized parties may attempt to obtain and use information regarding our proprietary recipes and our means of protecting our trade secret rights may not be adequate.  The occurrence of any of these factors could diminish the value of our trademark portfolio or trade secrets and negatively impact our sales, business operations and strategies.

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

Ten of our franchisees or licensees own ten or more retail concept locations.  In total, these franchisees own 180 retail concept locations and contributed approximately $900,000 or 2.5 percent of our franchise revenues for the quarter ended September 29, 2007.  For the same period, franchise revenues made up 54.9 percent of our total revenues.  The termination of these key franchise or retail license agreements or lower than anticipated sales may have an adverse affect on our financial condition and results of operations.  We cannot be sure that our relations with franchisees and licensees will not change or that our licensees will continue to perform as they have in the past, which could result in franchise or license agreements being terminated by us or by our franchisees or licensees.

Generally, we believe our relationship with our franchisees and our licensees is a critical component in the success of our business.  As an example, as required by state and federal franchise disclosure rules, we must provide all prospective franchisees with the name and contact information for each of the concept's existing franchisees.  Prospects often contact existing franchisees as part of their due diligence before making a franchise purchase decision.  If our relationship with existing franchisees is strained, it may slow or suspend franchise development with new franchisees, as well as curtail additional development with existing franchisees.  Strained relationships with existing franchisees can also contribute to additional or accelerated closure of existing stores, particularly upon transfer or expiration of franchise agreements and leases.

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

Our success depends on the continued services of our senior management, particularly Stephen Russo, our President and Chief Executive Officer.  In addition, our continued growth depends, in part, on attracting and retaining skilled managers and employees as well as management's ability to utilize effectively our key personnel.  If Stephen Russo or any other senior management personnel leaves us, we may have difficulty in implementing the business strategy they have developed and may fail to achieve expected profits as a result.  We cannot be sure that management's efforts to integrate, utilize, attract and retain personnel will be successful.

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

        Adverse publicity, particularly about health concerns, could reduce our sales and adversely affect our results of operations.

Our ability to compete depends in part on maintaining our reputation with consumers.  We could be adversely affected by publicity resulting from food quality, illness, injury or other health concerns, including food borne illness claims or operating issues stemming from one store, a limited number of stores or even a competitor's store.  In addition, we use ingredients in several of our products, such as nuts, to which some people may have allergies, and butter and cream, which are high in fat.  There may be adverse publicity about the health risks relating to these or other ingredients.  Adverse publicity about these factors could reduce sales of our products and adversely affect results of operations.

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

Numerous governmental authorities have issued regulations that apply to us and our franchisees' stores, including, without limitation, federal, state and local laws and regulations governing health, sanitation, environmental protection, safety, hiring and employment practices, including laws, such as the Fair Labor Standards Act, governing such matters as minimum wages, overtime and other working conditions.  The FDA administers regulations that apply to our products.  If we fail to obtain or retain the required food licenses or to comply with applicable governmental regulations or if there is any increase in employee benefit costs or other costs associated with employees, our costs could increase as we attempt to comply with regulations.  Our revenues could decrease if we or our suppliers are unable to manufacture or if our franchisees or licensees are unable to sell products in locations in which we do not have required licenses.  Our products, the manufacturers and their manufacturing facilities are also subject to periodic inspection.  Discovery of problems may reduce our results of operations because of costs of compliance or inability to manufacture or sell products for failure to comply with regulations.

In addition, the sale of franchises is regulated by various state laws as well as by the Federal Trade Commission.  The Federal Trade Commission requires that franchisors make extensive disclosure in a Uniform Franchise prospectus to prospective franchisees but does not require registration.  However, a number of states require registration of the Uniform Franchise prospectus with state authorities or other disclosure in connection with franchise offers and sales.  In addition, several states have "franchise relationship laws" or "business opportunity laws" that limit the ability of the franchisors to terminate agreements or to withhold consent to renewal or transfer of these agreements.  While we believe that we are in compliance with existing regulations in the jurisdictions where we currently offer franchises, we cannot predict the effect of any future legislation or regulation on our business operations or financial condition.  Additionally, bills have occasionally been introduced in Congress which would provide for federal regulation of aspects of franchisor-franchisee relationships.  We cannot predict what effect those regulations could have on our business.

Any interruption in funding sources used by franchisees to purchase and develop our franchises could adversely impact our ability to market franchises.

Many of our franchisees must obtain loans to purchase and develop our franchises.  One significant source of this funding is the U.S. Small Business Administration ("SBA").  Any suspension of funding or delays in approval of the SBA's funding budget will affect our franchisees' ability to obtain funding from this significant source and adversely impact our ability to market franchises.

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

         Quarterly fluctuations and seasonality.

Our operating results are subject to quarterly and seasonal fluctuations.  Our sales and income from franchisees' store operations are seasonal given the significant impact of the high number of mall based locations.  At these locations, sales tend to mirror customer traffic flow trends in malls, which increase significantly during the fourth quarter, primarily between Thanksgiving and the end of the calendar year.  Holiday gift purchases also are a significant factor in increased sales in the fourth quarter.  However, our TCBY franchised stores tend to have their strongest sales periods during the warmer months from late Spring through early Fall, which helps to balance the impact of seasonality on our operations.  In addition, by marketing our cookie brands around holidays that occur in late Winter and early Spring, such as Valentine's Day and Easter as well as holidays in the late Fall, such as Halloween, we hope to continue to decrease the impact of seasonality on our cash flow.  However, we may not be successful in decreasing the impact of seasonality on our cash flow.  If we are unable to manage seasonal fluctuations of cash flow, our financial condition and results of operations may be adversely affected.

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

We expect to obtain the money to pay our expenses and to pay the amounts due under the Senior Secured Notes and our other debt primarily from our operations.  Our ability to meet our expenses and make these payments thus depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control.  Our available cash has decreased since 2004 and our business may not generate sufficient cash flow from operations in the future and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness, including the Senior Secured Notes or to fund other liquidity needs.  We are not certain, based on historical results and current projections, that our cash currently on hand and expected future cash flows from operations will be sufficient to meet our September 2008 interest payment on the Senior Secured Notes.  If we do not have enough money to make the September 2008 interest payment, to meet other obligations under the Senior Secured Notes or to fund other liquidity needs, we may be required to attempt to refinance all or part of our then existing debt (including the Senior Secured Notes), sell assets or borrow more money.  However, we may not be able to accomplish any of these alternatives on terms acceptable to us, or at all.  In addition, the terms of existing or future debt agreements, including the Indenture, may restrict us from adopting any of these alternatives.  The failure to generate sufficient cash flow or to achieve any of these alternatives could have a material adverse effect on our business and our ability to pay the September 2008 interest payment and the amounts due under the Senior Secured Notes.

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

Item 6.  Exhibits

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MRS. FIELDS FAMOUS BRANDS, LLC

/s/ Stephen Russo	November 13, 2007
Stephen Russo

Date

President and Chief Executive Officer

(Principal Executive Officer)

/s/ Steven K. Passey	November 13, 2007
Steven K. Passey

Date

Chief Accounting Officer and Treasurer

(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.