Form 10-K
period 2007-12-29
MRS FIELDS FAMOUS BRANDS LLC
filed 2008-03-28
CIK 1288407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐  NO ☒

        On March 15, 2008, none of the registrant’s voting or non-voting equity was held by non-affiliates.  There is no established trading market for registrant’s common interests.

        On March 15, 2008, 100 common interests of registrant were outstanding.

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

        This report includes references to trade names and trademarks owned or registered by third parties, such as “NexCen,” “Nabisco,” “Keebler” and “Dove.”  We have not identified the owners of such marks, who are unrelated to the Company.

PART I

Item 1. Business

Overview

        We are a well established franchisor in the premium snack food industry, featuring Mrs. Fields® and TCBY® as our core brands.  Through our franchisees’ retail stores, we are one of the largest retailers of freshly baked, on-premises specialty cookies and brownies in the United States of America (the “United States”) and the largest retailer of soft-serve frozen yogurt with live active cultures in the United States.  In addition, we operate a gifts and a branded retail business and have entered into licensing arrangements that attempt to leverage awareness of some of our core brands among our retail customer base.  As of December 29, 2007, our franchise systems operated through a network of 1,608 retail concept locations throughout the United States and in 22 foreign countries.

Our History

        We were formed in March 2004 in connection with the reorganization of certain entities and segments that are under the common control of Mrs. Fields’ Companies, Inc. (“MFC”).  We are a wholly owned subsidiary of Mrs. Fields’ Original Cookies, Inc. (“MFOC”).  MFOC is a wholly owned subsidiary of Mrs. Fields’ Holding Company, Inc. (“MFH”) and MFH is a wholly owned subsidiary of MFC.  The majority shareholders of MFC are two affiliated private investment management firms: Capricorn Investors II, L.P. (“Capricorn II”) and Capricorn Investors III, L.P. (“Capricorn III,” together with Capricorn II, “Capricorn”).

        In a related series of transactions, we formed or acquired from MFOC new single member domestic limited liability companies that are disregarded entities for U.S. federal income tax purposes for each of our major brands, including Mrs. Fields Franchising, LLC (“MFF”) and TCBY Systems, LLC (“TCBY”).  These subsidiaries hold certain assets of, and act as the franchisor for, their respective brands.  As part of these transactions, MFOC also made a capital contribution to us of all of its interests in several other entities, including Mrs. Fields Gifts, Inc. (which operates our gifts business). Until recently, our subsidiaries also included the franchisors for the Great American Cookies®, Pretzel Time® and Pretzelmaker® brands (collectively, “Pretzel Brands”), as well as GAMAN, LLC, formerly Great American Manufacturing, LLC (“GAM”), which produced the batter for Great American Cookie franchisees.  We and our subsidiaries subsequently sold these brands and substantially all of the assets associated with their businesses.  The activities for the Pretzel Brands are included in the accompanying consolidated financial statements through August 7, 2007, the date of sale.  The activities for the Great American Cookie brands are included in the accompanying consolidated financial statements for fiscal year 2007 as the date of the sale was subsequent to year end.

        We are highly leveraged.  As of December 29, 2007, our outstanding long-term debt consisted of $80.7 million of 9 percent senior secured notes (the “9 percent Senior Secured Notes”) and $115.0 million of 11½ percent senior secured notes (the “11½ percent Senior Secured Notes” together with the 9 percent Senior Secured Notes, the “Senior Secured Notes”).

Business Strategy

        We believe our business strategy aligns the interests of our company with the interests of our retail franchisees and focuses our joint efforts on strengthening and broadening the appeal of our brands through satisfying the wants and needs of consumers.  During fiscal year 2007, our strategy focused on one key objective:

•                  to focus on the growth of each of our brands by increasing the number of retail units and profitable sales.

        To accomplish this objective, we reorganized all of our resources on December 31, 2006 to focus primarily on those key areas we identified as vital to the future growth of our brands.  We believe our current organization provides us with the structure necessary to maintain that focus.

As we worked towards accomplishing our key objective for fiscal year 2007, we used similar performance indicators to those we used in fiscal year 2006 to measure our progress:

•                  year-over-year same store franchise sales;

•                  net change in number of retail concept locations; and

•                  growth in branded retail, licensing and gifts revenues.

As part of our organization, we have appointed presidents for each of our brand groups, including Mrs. Fields and TCBY.  While their respective responsibilities differ somewhat, these presidents focus solely on their brands and are accountable for the future growth and development of those brands.  They also have responsibility for each of the support functions necessary for brand success.

Great American Cookies, Pretzel Time and Pretzelmaker

Prior to the sale of the Great American Cookie and Pretzel Brands, these brands were headed by a president responsible for the operations, development, real estate and marketing functions that supported these brands.  The president also had responsibility for the GAM facility.

As discussed below, the Pretzel brands were sold in August 2007 and GACCF, LLC (“GACCF”) and GAMAN, LLC, formerly Great American Cookie Company Franchising, LLC and GAM (collectively “GAC”) were sold in January 2008.

Mrs. Fields

Our Mrs. Fields brand is headed by a president responsible for overseeing each of the sales channels through which we approach customers under the Mrs. Fields name.  The president of Mrs. Fields is also responsible for overseeing functions in support of the brand, including operations, development, real estate and marketing. We operate in four distinct channels:

•                  Franchising, which includes franchised retail stores located mostly in malls;

•                  Gifting, our online and catalogue based direct sales business, that sells cookie and brownie gift assortments;

•                  Branded Retail, which includes our packaged goods cookies sold through grocery stores, drug stores, convenience stores and other merchants; and

•                  Licensing, which generates revenues by licensing our brand name to manufacturers of boxed chocolates, gourmet popcorn, ice cream sandwiches and other products.

With all of the sales channels under the Mrs. Fields brand name folded into a single organization, we believe we will be able to strengthen the brand’s identity and present it more consistently to consumers.

TCBY

Our TCBY brand is headed by a president responsible for the operations, development, real estate and marketing, as well as the further testing and development of a new dairy concept, Yovana® Yogurt Café (“Yovana”).  We have invested in the TCBY brand and worked to rebuild and grow the TCBY business.  We continue to believe that the TCBY brand has great potential with consumers.

Administration

The Company’s Executive Vice President and Chief Legal Officer oversees the legal, human resources, training, and purchasing and distribution departments and also has responsibility for international operations and development.  In addition, he has been integral in completing the recent sale of several of our brands as discussed more fully below.

Finance and Accounting

The Company’s Vice President and Chief Accounting Officer oversees finance, planning and analysis, accounting, information technology and internal audit.

Recent Developments

Sale of Pretzel Brands

On August 7, 2007 (the “Pretzel Closing Date”), the Company and its wholly owned subsidiaries, PTF, LLC and PMC, LLC, formally Pretzel Time Franchising, LLC and Pretzelmaker Franchising, LLC, respectively, (collectively “Pretzels”), completed a sale of certain assets, consisting primarily of identifiable intangible assets of Pretzels, to NexCen Brands, Inc. (“NexCen Brands”), through its wholly owned subsidiary, NexCen Asset Acquisition, LLC (collectively with NexCen Brands, “NexCen”), for $29.3 million, consisting of $22.0 million in cash and 997,671 shares of NexCen Brands common stock valued at $7.35 per share on the date of the sale.  Under the terms of the asset purchase agreement, $2.9 million (397,121 shares) and $1.0 million (136,054 shares) of the NexCen Brands common stock, valued at $7.35 per share, will be held in escrow for nine and fifteen months, respectively, pending satisfaction of certain standard representations and warranties.  The carrying amount of the identifiable intangible assets was $0 on the date of the sale as the intangible assets were either internally generated or fully amortized.  Goodwill related to Pretzels totaled $13.8 million on the date of sale.  The total amount of net proceeds from the sale of Pretzels was $20.0 million at December 29, 2007 and is included in restricted cash in the accompanying consolidated financial statements.

We are restricted from selling the shares of the NexCen Brands common stock until twelve months after the Pretzel Closing Date and then only 25 percent of the total number of shares every three months thereafter.  Due to the restrictions on the sale of the NexCen Brands common stock, we recorded the shares at a 25 percent discount from the fair value on the date of sale.  The shares that may be traded within 12 months of December 29, 2007 ($2.5 million) have been reported as of December 29, 2007 as available-for-sale securities in accordance with Statement of Financial Accounting Standards (“SFAS”)  No. 115, “Accounting for Certain Investments in Debt and Equity Securities” in the accompanying consolidated financial statements.  The remainder of the stock that is not available for sale within 12 months of December 29, 2007 ($2.7 million) is accounted for using the cost method at the discounted basis and is included in other assets in the accompanying consolidated financial statements.

The net proceeds of the sale, taking into effect the 25 percent discount for the restricted stock, totaled $26.1 million (net of $1.4 million of direct costs of the sale) and resulted in a gain on sale totaling $12.2 million.  This gain does not necessarily reflect the value we may ultimately realize from this investment.  Our ability to realize the recorded value of our shares of NexCen is subject to various risks, including NexCen’s performance in the future, volatility in the market price for the shares and the existence of sufficient market liquidity to absorb our position, all of which are beyond our control.  As a result, the amount we will realize from this investment is uncertain.

Sale of GAC Brands

On January 29, 2008 (the “GAC Closing Date”), the Company and its wholly owned subsidiaries, GAC, completed the sale of substantially all of the assets of GAC to NexCen, pursuant to an asset purchase agreement (the “GAC Agreement”), for a total purchase price of approximately $93.6 million (the “GAC Transaction”).  The purchase price consisted of $89.0 million in cash and 1,099,290 shares of NexCen Brands common stock valued at $4.23 per share.  The net proceeds from the sale of GAC is considered restricted cash and will be reflected as restricted cash in our consolidated financial statements.  The shares were deposited into an escrow account subject to an escrow agreement to indemnify NexCen for certain claims that may be made under the GAC Agreement for a period ending nine months from January 29, 2008.  Additionally, Mrs. Fields was required to pay $6.7 million of the GAC Transaction proceeds to certain of GACCF’s franchisees at the GAC Closing Date, in satisfaction of rights they held in connection with the sale of the GACCF system, as described in a Settlement and Release Agreement signed as of January 29, 2008, by and among such franchisees, NexCen Brands, GACCF, the Company and MFOC.  Under the terms of the GAC Agreement, we are not permitted to sell the shares issued for six months following the GAC Closing Date and thereafter, certain of the shares will be subject to resale limitations through the 15-month anniversary of the GAC Closing Date.

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

After 30 years, consumers still know and love the Mrs. Fields brand.  However, we are in the process of revitalizing our brand image to consumers.  We initiated these efforts in fiscal year 2007 with the “Search for the 30th Anniversary Cookie” — a contest for one of our customers to become the creator of the next Mrs. Fields cookie.  Additionally, we have been focused on developing a new store design that highlights our brand.  This new store design is intended to capture more customers in a typical mall environment by being more attractive and captivating.  Our objectives through this design are to provide a contemporary version of Mrs. Fields, to reinforce our indulgent brand equity and to grow sales in an effort to help make our business model more attractive to franchisees.

Across our other channels of business outside of franchised stores, we continue to focus on ensuring the quality of our Mrs. Fields products.  Additionally, we are continuing to innovate our packaging so that it promotes our brand.  We are also pursuing brand equity by strengthening licensee partnerships to launch products, such as the Mrs. Fields/Breyers Cookie Ice Cream Sandwich.  Above all, we are focused on continuing to serve the best cookies, brownies and cookie cakes on the market in celebration of Debbi’s 30 year legacy.

TCBY.  TCBY has been a frozen treats product innovator since its first opening in Little Rock, Arkansas in 1981.  The great tasting frozen yogurt concept received an enthusiastic response from an increasingly health conscious public and was the first in a line of ground breaking menu items.  TCBY product milestones include (i) developing non-fat and no-sugar added frozen treats; (ii) launching a line of frozen yogurt and sorbet novelties; (iii) introducing frozen yogurt to airports and travel plazas through its joint venture agreement with HMS Host, as successor-in-interest to Host International, Inc., Host Marriott Services USA, Inc. and Host Marriott Tollroads Inc., (collectively “HMS Host”); and (iv) developing a soft-serve and hardpack frozen yogurt product with more types of live active cultures than any other yogurt brand.  In fiscal year 2008, we intend to continue to explore ways to grow and take advantage of yogurt’s increasing appeal to today’s health conscious consumer.

TCBY is also in the process of testing an additional yogurt-focused concept — Yovana — currently located in two airport terminals.  In fiscal year 2007, TCBY introduced a new line of fruit and yogurt smoothies — Beriyo — now available throughout the TCBY system.  We also developed a new store design for TCBY stores.  Over 100 franchisees completed the first phase of a remodel to incorporate this new design in their TCBY stores.  The intent of the new design is not only to improve the store design and image for consumers, but also to improve the profitability and business model for Franchisees.  Franchisees who participated in this program received certain incentives, including a reimbursement of some of the yogurt formulation charges we collect when they purchase TCBY yogurt products from our distributors.  During fiscal year 2007, these incentives were approximately $800,000 and we estimate that they will total approximately $1.3 million in fiscal year 2008.

These new activities are designed to relaunch the TCBY brand, making the concept more relevant for consumers and more profitable for the franchisees.   For example, the new store décor is contemporary and highlights TCBY’s key point of difference — its high quality, real dairy yogurt.  Beriyo smoothies target consumers’ demand for nutritious fruit and yogurt smoothies and complements TCBY frozen yogurt treats.  The Yovana concept introduces a menu that appeals to multiple day-parts and is built around premium yogurt prepared fresh daily in the store, drinkable fruit and yogurt smoothies, as well as frozen yogurt treats.

During fiscal year 2008, we plan on expanding Yovana to a small number of additional stores in captive locations.   In addition, the new TCBY store design is being used in the development of new TCBY stores. A core group of existing TCBY stores will complete the second phase of a remodel to more fully incorporate the design in their stores during fiscal year 2008.  Because we made Beriyo smoothies available throughout the TCBY system, we concluded our test of Beriyo as a conversion option for existing TCBY stores and do not currently plan on offering a Beriyo conversion program in the near future.  We paid certain costs and expenses of approximately $220,000 during fiscal year 2007 in connection with the conclusion of this phase of the Beriyo test.

Our Products

        Cookies, Brownies, Cookie Cakes and Other Bakery Products.  The franchised cookie retail stores continuously bake and serve numerous varieties of freshly baked cookies, brownies, cookie cakes and other bakery products.  Although cookie and brownie sales are generally impulse purchases, cookie cakes can be decorated with customized messages and designs for any special occasion and provide an opportunity for the cookie stores to become destination locations.  Our bakery products are made using high quality ingredients. All dough is centrally manufactured and frozen or refrigerated to maintain product quality and consistency.  All products pass strict quality assurance and control steps at both the manufacturing plants and the stores.  We regularly develop and test new products and promotions to give our customers satisfying experiences.

        Frozen Soft-Serve and Hand-Dipped Yogurt and Smoothies.  We believe our premium soft-serve frozen yogurt has more types of live, active cultures than any other brand of frozen yogurt sold in the United States.  Our yogurt contains seven different types of live, active yogurt cultures, which convert pasteurized milk to yogurt during fermentation and are required by U.S. Food and Drug Administration (“FDA”) standards in order for a product to be called yogurt.  One benefit of these yogurt cultures is that they act as friendly bacteria that “pre-digest” or break down the lactose so that yogurt may be tolerated by many individuals with lactose intolerance.  In addition, our yogurts provide healthy doses of calcium, protein and vitamin D.  Studies suggest that live, active cultures may help strengthen the immune system and provide other benefits such as improved digestion and better absorption of nutrients.  Studies also show that calcium may help promote weight loss and plays a role in strengthening bones.

        Our TCBY franchised retail stores are focused on providing our premium frozen yogurt to our customers in many different forms.  TCBY offers our original 96% fat free soft-serve frozen yogurt, non-fat frozen yogurt, no-sugar added/non-fat frozen yogurt and non-fat/non-dairy sorbets.  Additionally, to capitalize on yogurt’s continued strong consumer appeal, we launched a line of TCBY hand-dipped frozen yogurt products in the second quarter of fiscal year 2006.  Franchised locations serve a variety of menu items based on these products, including waffle cones, parfaits, shakes and sundaes.  They also offer a premium line of frozen yogurt cakes and deep-dish pies and our own TCBY Shiver® and Cappuccino Chiller® products. TCBY yogurt is available in a variety of flavors.  During fiscal year 2007, we introduced the new line of nationally available Beriyo smoothies.

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

        Beverages.  We sell Coca-Cola soft drinks, Dannon bottled water and other beverage products exclusively in all of our franchise locations under agreements with Coca-Cola USA Fountain.  Some of our Mrs. Fields franchises also sell a Breezer Smoothie drink that incorporates certain products provided by Coca-Cola USA Fountain.  Our franchised locations may also sell other beverages, such as coffee and tea, purchased from one or more of our approved suppliers.

        Branded Retail Products.  In addition to products sold in our franchised retail stores, we sell Mrs. Fields branded ready-to-eat, shelf stable cookies and novelty frozen food items wholesale to the retail grocery trade.

Ingredients, Suppliers and Distributors

        We rely primarily on outside suppliers and distributors for the ingredients used in our products and other items used in our franchisees’ stores.

        Cookies, Brownies, Muffins and Other Bakery Products.  Countryside Baking, Inc., a Dawn Food Products Company (“Countryside”), manufactures the majority of Mrs. Fields brand frozen cookie dough and bakery products, made according to our proprietary recipes for our domestic and international franchised stores and our gifts segment.  Countryside manufactures our products strictly in accordance with the standards, procedures, specifications, formulations and recipes established by us, as well as all applicable federal, state and local laws or regulations that apply.

Our supply agreement with Countryside gives us the right to oversee the quality of the products, but also requires Countryside to exercise its own quality control to ensure that it meets all applicable standards, including those established by the United States Food, Drug and Cosmetic Act and Title 21 of the Code of Federal Regulations of the United States relating to Food Manufacturing Practices.  In December 2006, we signed a new agreement with Countryside for making frozen products for us with an initial term of 5 years, replacing a supply agreement previously entered into with Countryside.

Our shelf stable cookies sold in various distribution channels by our branded retail group are manufactured by Oak State Products, Inc. (“Oak State”).  We are currently negotiating a new supply agreement with Oak State.

Frozen Soft-Serve and Hand-Dipped Yogurt.   We have two Product Supply Agreements (each, a “Supply Agreement”), both dated effective as of December 5, 2006.  The first Supply Agreement, between Scott Brothers Dairy, Inc. (“Scott Brothers”) and us, provides for the manufacturing of our soft-serve frozen yogurt.  The second Supply Agreement, between Yarnell Ice Cream Company, Inc. (“Yarnell”) and us, provides for manufacturing of our hand-scooped frozen yogurt products.   Under the Supply Agreements, Scott Brothers and Yarnell make the frozen yogurt products available to TCBY’s designated distributors, who purchase the products for resale to TCBY franchisees.  Each Supply Agreement has an initial term of three years and includes provisions related to the licensing of TCBY’s marks for purposes of production, pricing, payment, invoicing and collection, inventory controls, quality standards and assurance, and indemnification and confidentiality.

Our yogurt products, manufactured by our suppliers, are sold to our approved distributors for sale and distribution to TCBY and Yovana stores.  During fiscal years 2007 and 2006, we entered into supply agreements with eight regional distributors who service our dairy stores in various regions throughout the United States.  These eight distributors replaced our former primary TCBY distributor, Blue Line Distributing (“Blue Line”).  Blue Line continued to deliver products to a small number of franchisees served by two of its distribution centers under an extension of its former contract through March 2007.  Under the terms of this extension agreement, we agreed to make certain payments directly to Blue Line in order to delay distribution cost increases to franchisees and agreed to guarantee certain amounts during the extension period.

All of the products, supplies and equipment purchased for sale or use by our franchisees must meet our specifications and standards for quality, design, appearance, function and performance.  We have the right to designate certain suppliers and distributors for any of these items.

Our Business Segments

During fiscal year 2007, our business was divided into three business units for financial reporting purposes: Mrs. Fields (defined below), Great American Cookies, Pretzel Time and Pretzelmaker (collectively “GAC/Pretzels”) and TCBY (“Dairy”), which represented 60.5 percent, 29.5 percent and 9.9 percent of total revenues, respectively, for the year ended December 29, 2007.

We have the following six reportable operating segments:

Mrs. Fields Gifts Mrs. Fields Branded Retail Mrs. Fields Franchising Mrs. Fields Licensing	(collectively “Mrs. Fields”)
GAC/Pretzels Dairy

As discussed above, the Pretzel Brands were sold in August 2007 and the GAC brand was sold in January 2008.

As a result, for fiscal year 2008, our reportable segments will consist of Mrs. Fields Gifts, Mrs. Fields Branded Retail, Mrs. Fields Franchising, Mrs. Fields Licensing and Dairy.

The accounting policies for the segments are the same as those discussed in the summary of significant accounting policies in Note 4 to our consolidated financial statements contained elsewhere in this report.  Sales and transfers between segments are eliminated in consolidation.

The Mrs. Fields Gifts operating segment includes sales generated from our gift catalog and website.  These sales consist primarily of cookie and brownie assortments.

The Mrs. Fields Branded Retail operating segment includes sales generated directly from the sale of Mrs. Fields products through various retail channels.  We commenced selling shelf stable cookies in July 2006 directly through retail channels following the termination of certain license agreements.  Prior to this time, our branded retail activities consisted only of sales of Mrs. Fields branded cookie dough directly through retail channels

The Mrs. Fields Licensing operating segment includes licensing activitives with five third party licensors for the sale of products bearing our brand names, such as Mrs. Fields ice cream novelties.

The Mrs. Fields Franchising and Dairy operating segments include revenues received either directly or indirectly from cookie and yogurt stores, which are owned and operated by third parties.  These revenues include initial franchise or license fees, monthly royalties based on a percentage of a franchisees’ gross sales, sales of cookie dough that we produce and certain product formulation fees and supplier allowances which are based upon sales to franchisees.

For further disclosure of reportable segments, see Note 11, Reportable Segments, to our consolidated financial statements contained elsewhere in this report.

Mrs. Fields, GAC and Dairy Franchising

We operate through a network of franchised stores located throughout the United States and in 22 foreign countries.  We actively recruit new franchisees and enter into a number of franchise agreements each year.  We believe we will continue to recruit new franchisees who will provide cash flow to our franchising segment by:

•                  emphasizing the use of proprietary dough, fresh and frozen yogurt and dessert products, minimizing product quality issues and promoting a consistent product across all outlets;

•                  requiring quality, service and cleanliness evaluations of franchised stores by trained operations support staff; and

•                  providing initial and continuing training of franchisees and operational tools to help improve the financial and retail sales skills of franchisees.

However, there can be no guarantee that we will be able to successfully recruit a significant number of new franchisees.

As of December 29, 2007, our store portfolio consisted of 1,238 domestic franchised locations, 275 international franchised locations and 95 licensed locations, which are described in more detail below.  Our franchisees’ and licensees’ concept locations by concept are distributed as follows:

	Domestic	International	Licensed
	Franchised	Franchised	Locations	Total
Mrs. Fields	318	84	25	427

GAC	296	1	—	297

TCBY - traditional stores	303	—	—	303
TCBY - non-traditional stores	313	190	68	571
Yovana - test stores (1)	1	—	2	3
TCBY/Beriyo	7	—	—	7

Dairy	624	190	70	884

Total	1,238	275	95	1,608

(1) The domestic franchised Yovana test stores include one store owned and operated by us that was closed in January 2008.  We assumed operations at this store from a franchisee in an effort to more closely monitor the results of the test.

The previous table counts each concept location individually.  For example, if a physical location had a Mrs. Fields store and a TCBY store together, this would be counted as two concept locations in the table above.  If actual physical stores were counted rather than concept locations, total store counts would be reduced by 82 locations to 1,526.  As previously discussed, the GAC stores were sold in January 2008, further reducing our store count by 297 locations.

Store Location and Configuration.

Possibilities for franchised locations include high pedestrian traffic areas, such as malls, airport concourses, office building lobbies and shopping and lifestyle centers.  We have developed a number of retail configurations designed to adapt to a variety of retail environments.  In addition to the stores that have been designed for prime mall locations, we have developed other formats, such as kiosks, in-line retail and carts intended to extend our brands’ presence within and beyond mall locations.

Mrs. Fields.  Mrs. Fields stores are primarily located in “A” and “B” grade malls in the United States.  These stores are uniformly designed in accordance with the Mrs. Fields prototype, which is intended to create an upscale, open and inviting look.  Individual store sizes typically range from 500 to 800 square feet, while kiosks tend to be somewhat smaller.

TCBY.  Generally, traditional TCBY domestic franchised stores are located in shopping centers, freestanding locations and shopping malls.  TCBY non-traditional locations include TCBY stores operated in conjunction with other concepts, such as Subway, Exxon and other convenience stores and petroleum outlets.  TCBY non-traditional locations also include “captive” outlets such as airports, toll road travel plazas, hospitals, office buildings and sports arenas.  A traditional TCBY store usually occupies 800 to 1,600 square feet and accommodates both carryout and in-store business.  Our traditional TCBY stores are designed as a “destination experience” and generally include some customer seating as well as a display case for yogurt cakes and pies.  TCBY non-traditional domestic franchised stores are generally much smaller, offer a more limited menu than traditional TCBY stores and often serve TCBY products through kiosks, soft-serve vending carts and countertop units located within other branded premises or captive locations.  Yovana stores are in the early stages of testing and we anticipate that their locations and configuration will evolve during the test period.  TCBY has developed a new store design for its traditional stores that will continue to be implemented into the system during fiscal year 2008.

Franchise Agreements

Our franchises are typically granted for a specific site selected by the franchisee and approved by us.  Franchisees must offer the products and services that we designate.  We provide franchisees with suggested retail pricing for products and services, but franchisees are generally free to set the retail prices at their stores.

Mrs. Fields.  Each Mrs. Fields brand franchisee typically pays an initial franchise fee of $30,000 per Mrs. Fields brand store location and is responsible for funding the build-out of the new store and purchasing initial dough inventory and supplies.  Existing and prospective franchisees may qualify for certain incentives when they purchase franchises.  The cost of opening a new store or purchasing an existing store can vary widely based on individual operating and location costs.  After a store is established, a franchisee pays weekly royalty fees of six percent of the franchised store’s gross sales for the prior week and a weekly advertising fee of from one to three percent (currently one percent) of such gross sales.  Mrs. Fields franchisees are required to purchase proprietary dough from our authorized distributors or suppliers, which may pay us an amount based on total franchisee purchases.  Franchises are typically granted for a period of seven years.  Franchisees in good standing have an option to renew for an additional seven years on terms set forth in the then-current form of the franchise agreement.

TCBY.  Each new TCBY franchisee typically pays an initial franchise fee of $12,500 per traditional store and from $2,500 to $15,000 per non-traditional location. The franchisee is responsible for funding the build-out of the new store and purchasing initial yogurt inventory and supplies.  Existing and prospective franchisees may qualify for certain incentives when they purchase franchises.  The cost for opening a new store varies widely depending upon the size and location of the store.  TCBY franchisees purchase TCBY products only from authorized distributors.  TCBY receives a formulation fee on purchases of yogurt products by franchisees.

As part of a new program to encourage franchisees to remodel or relocate their existing stores and to support a stronger business model for new development, some or all of the formulation fees that we collect on purchases by participating TCBY franchisees will be returned to them in the form of a rebate on an ongoing basis.  During fiscal year 2007, these incentives were approximately $800,000 and based upon the stores currently enrolled, we anticipate the cost of these incentives will total approximately $1.3 million in fiscal year 2008.

Franchises for traditional TCBY stores are usually granted for a period of ten years.  Typically, franchisees in good standing have an option to renew for an additional ten years at the then-current terms.  For non-traditional stores, the initial term is usually five years with a renewal term of five years.  Currently, many TCBY franchisees pay an ongoing royalty fee of four percent of a store’s net revenues and an ongoing advertising fee of three percent of its net revenues, though all newer franchise agreements give TCBY the right to charge a six percent royalty and up to a three percent advertising fee.  Also, as part of the remodel program described above, participating franchisees signed a new form of franchise agreement that will change their royalty rate to six percent of net revenues and will temporarily lower their advertising fee rate.  The advertising fee rate will eventually increase in increments until it is restored to a total of three percent of net revenues.  Many franchisees currently pay the royalty and advertising fees by way of a surcharge on TCBY products, either collected by our authorized distributor and remitted to us, or collected directly by us.  Franchisees that participated in the remodel program installed a POS system in their stores, which has allowed us to begin transitioning those stores to a royalty collection method based on reported sales and remitted directly to us by the franchisees.

International.  Generally, we enter into master franchise agreements for international distribution of our products.  A master franchisee is granted the right to develop a minimum number of locations in the defined territory within a certain time period.  We determine, on a country-by-country basis, whether we will export proprietary products from the United States to that country or license the production of products locally or regionally, possibly to the master franchisee.  In addition, we may grant to the master franchisee the distribution rights of certain products in the defined country.  The master franchisee generally receives sub-franchising rights within the country that is the subject of the master franchise agreement if it maintains a specified level of its own locations.  International locations are generally smaller than domestic locations and produce lower sales and royalties per location.  Revenues from any single country outside of the United States were not material.  In the aggregate, revenues from international locations, generated by our franchise and branded retail segments for fiscal years 2007, 2006 and 2005, were $4.7 million, $3.6 million and $1.5 million, respectively, and represented 4.8 percent, 3.7 percent and 1.7 percent of total revenues, respectively.

Franchisee Training

We believe training our franchisees is a critical component of creating an effective retail environment  Accordingly, each of our brand concepts requires new franchisees to complete a training program conducted by our training specialists at our training facility in Salt Lake City, Utah.  The initial training programs last from 7-9 days, depending on the concept.  We also make ongoing training programs available to franchisees to improve their quality and effectiveness and may require certain franchisees to attend refresher training as part of operational compliance programs.  The training programs provide instruction to franchisees regarding equipment use, food preparation and safety, customer service, employee scheduling, methods of controlling operating costs, general management, job functions of hourly employees and other aspects of retail store operations.  Ongoing training courses in new products and standards and procedures are available at our training facilities or regional meetings throughout the year to all franchisee personnel.  We have the right to charge a reasonable fee for refresher or additional training.  Franchisees pay their own costs to attend training, such as living expenses and travel costs.

Franchise Concept Licensing

We have developed a concept licensing program for certain non-mall retail outlets.  This licensing program enables us to enter difficult-to-reach markets and facilitate brand exposure through “presence” and “prestige” marketing.  Our licensees duplicate our franchisee store concept and purchase our products from our various approved distributors.  Our licensees are generally food service corporations or contract management companies that manage and operate food service in “captive” locations.  Our licensees include HMS Host or its successor, which currently has a license to sell TCBY products in airports and travel plazas under a joint venture agreement with TCBY and a test license for Yovana stores within certain captive locations.  Our licensees also include Marriott Management Services Corp. and Sodexho U.S.A., Inc. or their successors, which have non-exclusive licenses to sell certain Mrs. Fields products in licensed stores that they develop and operate in specified locations where they provide food services, such as commercial buildings or complexes.  The Marriott and Sodexho licenses are under a month-to-month extension of trademark license agreements with a predecessor of MFOC.  Because these arrangements entail the operation of an actual concept location, these licensed locations are included in our franchising business segment rather than in our licensing business segment, which encompasses our brand licensing activities.

Gifts

We market a variety of freshly baked Mrs. Fields cookies, brownies, candies and other gift items on the Internet and through gift catalogs.  In fiscal year 2007, we generated revenues of approximately $31.0 million and carried more than 375 gifting items. These items represented 100 product groupings ranging from customized cookie tins with company logos to birthday towers filled with cookies and brownies.  Our gifts segment is run through Mrs. Fields Gifts, Inc., our separate, wholly owned subsidiary for gifts operations.  The gifts segment has four direct sales channels: Internet, telephone, online affiliate programs and strategic partnerships/corporate accounts.

Internet.  During fiscal year 2007, approximately 44.0 percent of all sales in the gifts segment where placed on-line.  Our website allows each customer to establish an account and track each order.  Our principal URL is www.mrsfields.com.

Telephone.  Customers also may place orders using a toll-free telephone number “1-800-COOKIES.”  While sales from telephone orders continue to be a significant portion of our gifts segment’s revenues, telephone orders have decreased as a percentage of total sales in the gifts segment as customers have migrated to the Internet.

Online Affiliate Programs.  We have an online affiliate program with one of the largest pay-for-performance affiliate marketing networks on the Internet.  We have over 325 affiliates who have a text link or banner on their website to www.mrsfields.com.  We compensate online affiliates on a commission basis for each sale that originates from their website.

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

Branded Retail

Fiscal year 2007 was the first full year we directly managed and operated our branded retail business after terminating our license with Shadewell Grove IP, LLC in July 2006.  The branded retail business sells certain shelf stable Mrs. Fields products in various retail distribution channels, either directly or through brokers.  Our branded retail segment purchases inventory from contract manufacturers and arranges for distribution of products to customers.

Licensing

Over the past few years, we have pursued a “branding” strategy, using the registered trademarks of the Mrs. Fields and TCBY brands to reinforce the brands with consumers and improve market share.  Branded products target traditional mass market and retail locations, complementing our existing businesses.  Examples of licenses granted to third parties include those for Mrs. Fields boxed chocolates, gourmet glazed popcorn and ice cream sandwiches.  Additionally, TCBY has entered into a license agreement for the distribution of high quality, yogurt covered pretzel products utilizing certain TCBY trademarks.

On December 19, 2005, MFF entered into an Option Agreement and Amendment to License Agreement (the “Option”) with Maxfield Candy Company (“Maxfield”).  Maxfield is one of our licensees, producing and selling Mrs. Fields branded premium chocolate products in certain distribution channels under a Trademark License Agreement dated January 3, 2000 (the “License”).  The Option grants MFF an option to repurchase the License, exercisable during a period from the second to the fifth anniversary of the date of the Option.  The Option purchase price is $1.0 million, one-half of which was paid by to Maxfield when the Option was signed by the parties and one-half of which was paid to Maxfield on the first anniversary of that date.  The repurchase price for the License, due only if MFF exercises the Option, ranges from $4.5 million to $7.0 million, depending on when the Option is exercised.  One-half of the Option purchase price will be credited to the License repurchase price in a manner described in the Option if MFF exercises the Option.  The parties agreed to certain modifications of the License as part of the Option.  To date, MFF has not exercised the Option.  As of December 29, 2007, we determined that the Option was impaired.  Accordingly, an impairment charge of $424,000 was recorded as of December 29, 2007.

Geographic Information

Revenues from franchisees, customers and licensees within the United States were approximately $93.4 million, $93.0 million and $86.5 million for fiscal years 2007, 2006 and 2005, respectively, and represented 95.2 percent, 96.3 percent and 98.3 percent of total revenues for fiscal years 2007, 2006 and 2005, respectively.  Revenues from international franchisees, customers and licensees were approximately $4.7 million, $3.6 million and $1.5 million for fiscal years 2007, 2006 and 2005, respectively, and represented 4.8 percent, 3.7 percent and 1.7 percent of total revenues for fiscal years 2007, 2006 and 2005, respectively.  Revenues from any single foreign country were not material.  Providing geographical information regarding long-lived assets is impracticable.

Intellectual Property

We are the holder of numerous trademarks that have been federally registered in the United States and in other countries located throughout the world.  We are not currently a party to any material disputes with respect to our trademarks in the United States or any foreign jurisdictions, although we are challenging the use of certain registered domain names that may infringe on our trademarks originating from various sources.  In the opinion of management, none of these disputes is material to our business, financial condition or results of operations.

As of December 29, 2007 (excluding certain trademarks that we sold with the GAC brand in January 2008), we held 65 federal trademark registrations in the United States and 451 trademark registrations in 113 countries and other jurisdictions outside the United States.  The trademarks consist of various brand and product names and logos.  We have also registered numerous domain names which correspond to our brand and product names.  Trademarks are registered under United States laws for initial periods of 6 to 10 years and in other countries for initial periods of 7 to 20 years, and at any time, we may have trademarks whose registration will soon expire and must be renewed.  Under some of our license agreements, our licensees receive the rights to use our recipes, proprietary products and/or our registered trademarks.  We view our trademarks, and the ability to license them to third parties, as some of our most valuable assets.

We have pending, or are in the process of filing, applications for trademark registrations in a number of foreign countries.  In some of these countries it may not be possible to register the name TCBY where the laws do not permit the registration of acronyms.  Similarly, registering offices in some limited jurisdictions may refuse to register certain marks by taking the position that they are merely descriptive of the product.  In a few foreign countries, unrelated third parties have filed applications for registration of one or more of our trademarks.  Upon discovery of such filings, we routinely contest such applications to preserve our ability to register our trademarks in those countries or to protect our existing registrations.

Employees

As of December 29, 2007, we had 382 employees, including 108 temporary seasonal employees whose positions are largely on-call or part-time.  We typically employ seasonal labor in connection with our gifts segment in the fourth quarter in response to increased demand around the holidays.   None of our employees are covered by collective bargaining agreements.

Seasonality

Our sales and contribution from franchisees’ store operations are highly seasonal, but our various brands experience counteracting overall seasonal effects.  Our Mrs. Fields stores, primarily located in malls, tend to mirror customer traffic flow trends in malls, which increase significantly during the fourth quarter, primarily between Thanksgiving and the end of the calendar year.  Holiday gift purchases also are a significant factor in increased sales in the fourth quarter.  However, Dairy stores experience their strongest sales periods during the warmer months from late Spring through early Fall, which helps to balance the impact of seasonality on our operations.  The combined revenues for each quarter of the Mrs. Fields Franchising and Dairy operating segments as a percentage of total combined revenues for the fiscal year ended December 29, 2007 were 24.2 percent for the first quarter, 28.5 percent for the second quarter, 25.6 percent for the third quarter and 21.7 percent for the fourth quarter.

Our sales and contribution from our Mrs. Fields Gifts operating segment are highly seasonal, primarily due to holiday gift purchases that increase sales in the fourth quarter.  Sales in the fourth quarter of fiscal year 2007 were $17.6 million, which represents 56.8 percent of total sales of the gifts segment for the fiscal year ended December 29, 2007.

Customers

Our Mrs. Fields Franchising and Dairy segments are not dependent upon any single franchisee.

Our Mrs. Fields Gifts segment has one customer that accounted for $4.2 million, $4.0 million and $3.6 million, or 13.4 percent, 13.0 percent and 11.8 percent of revenues of the gifts segment for fiscal years 2007, 2006 and 2005, respectively.

Our Mrs. Fields Branded Retail segment is not dependent upon any single customer.

Our Mrs. Fields Licensing segment, for fiscal years 2007, 2006 and 2005, respectively, has:

•                  a licensee that accounted for approximately $543,000, $565,000 and $684,000 or 59.1 percent, 30.7 percent and 17.0 percent of the revenues of the licensing segment;

•                  a licensee that accounted for approximately $127,000, $0 and $0 or 13.8 percent, 0 percent and 0 percent of the revenues of the licensing segment; and

•                  a licensee that accounted for approximately $120,000, $120,000 and $97,000 or 13.1 percent, 6.5 percent and 2.4 percent of the revenues of the licensing segment.

Competition

In our Mrs. Fields Franchising and Dairy segments, we compete for customers with other cookie, yogurt and ice cream retailers, as well as other confectionery, sweet snack and specialty food retailers, including cinnamon rolls, baked goods and candy shops.  The specialty retail food and snack industry is highly competitive with respect to price, service, location and food quality and there are many well-established competitors with greater resources than ours.  We compete with these retailers on the basis of price, quality, location and service.  We face competition from a wide variety of sources, including such companies as Cinnabon, Haagen-Dazs, Baskin-Robbins 31 Flavors and Cold Stone Creamery, as well as stores operated by franchisees of our former brands, GAC and Pretzel Brands.  We also compete for franchisees with a broad segment of other franchise companies, both within and beyond the food service industry.  These franchisors may have greater resources or more favorable business models than ours with which to attract new franchisees.

In our mall-based and captive locations, we tend to compete with a wide variety of food retailers, including both quick service restaurants and, to a lesser extent, sit-down dining establishments and centrally located “food courts.”  In our strip mall and stand-alone retail stores, our competition tends to be with other food retailers within a geographical radius of our franchisees’ stores, which vary based on store location.

Our gifts segment competes for customers primarily with other food gifting and mail order companies.  The food gifting and mail order industry is highly competitive with respect to quality, freshness, selection, uniqueness, customer service and to a lesser extent, price.  There are many well-established competitors with greater resources than ours.  Our competitors include such companies as Cheryl and Company (acquired by 1-800-FLOWERS), Harry and David, Omaha Steaks, Popcorn Factory and Mrs. Beasley’s.

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

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures.  However, we cannot predict the effect on our operations of possible future environmental legislation or regulations.  During fiscal year 2007, we did not incur any material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Additional information

We are subject to the informational requirements of the Securities Exchange Act of 1934.  Accordingly, we file periodic reports and other information with the Securities and Exchange Commission (the “SEC”).  We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available through our website, www.mrsfields.com, as soon as reasonably practicable after electronically filing such materials with the SEC.  They may also be obtained by writing to Mrs. Fields Famous Brands at 2855 East Cottonwood Parkway, Suite 400, Salt Lake City, UT 84121-1050.  In addition, copies of these reports may be obtained through the SEC website at www.sec.gov or by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 800-SEC-0330.

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

Risks Related to Our Business

The results of operations of our business in the future will depend upon the effectiveness of our business strategy and whether we are able to successfully implement our business strategy, the implementation of which depends on factors that are beyond our control.

We believe we have a sound business strategy that will enable us to grow our revenues and profitability.  We believe that the implementation of our business strategy is key to enabling us to grow our revenues and profitability and, ultimately, our future success.  Our business strategy in fiscal year 2008 is focused on the growth of each of our brands by increasing the number of retail units and profitable sales.

Our cash on hand and expected future cash flows from operations are inadequate to meet our fiscal year 2008 obligations.

Concerns over our ability to generate cash flows in amounts sufficient to meet our scheduled semi-annual interest payments commencing September 2008 raise substantial doubt about our ability to continue as a going concern.  We are pursuing various actions to improve our operating cash flow, results of operations and overall liquidity position.

Blackstone Advisory Services (“Blackstone”) is also assisting us in reviewing our alternatives as part of its strategic review process.  In addition, Blackstone, management and a committee of bondholders representing approximately 70 percent of the outstanding bonds have agreed to share confidential information about the company’s operations and a proposal to restructure the company’s bonds.  The committee has agreed to refrain from trading bonds owned by its members for four weeks while it reviews the confidential information.

Failure to improve our cash flows would likely result in the our inability to meet our interest payment obligations.  Failure to make these payments could have a material adverse impact on our future operations and carrying value of assets.  There can be no assurance that the planned actions will be successful or that the Company’s financial position will improve.

From time to time, we may be restricted from selling our franchises.

The sale of franchises is regulated by various state laws as well as by the Federal Trade Commission.  The Federal Trade Commission requires that franchisors make extensive disclosure in a franchise disclosure document to prospective franchisees but does not require registration.  However, a number of states require annual registration of the uniform franchise prospectus with state authorities or other disclosure in connection with franchise offers and sales.  In addition, several states have “franchise relationship laws” or “business opportunity laws” that limit the ability of the franchisors to terminate agreements or to withhold consent to renewal or transfer of these agreements.

There are certain events that require us to make certain disclosure to state authorities.  Further, renewal of franchise disclosure document registrations are required in several states within a certain period of time following our fiscal year end.  From time to time in the future, there will be periods of time after certain events, such as material changes to our officers, or financial performance, or commencement of material litigation, or in connection with renewal during which we may be prohibited from selling our franchises in certain states.  Without limiting the foregoing, our financial condition requires us to defer collection of certain fees in some states until the store opens.  If we are unable to sell our franchises for an extended period of time in certain states, our business operations or financial condition could be adversely affected.

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

A decline in mall traffic and other events signaling or related to a downturn in the United States economy could cause our Mrs. Fields brand franchise income to decrease materially.

We believe that the amount and proximity of pedestrian traffic near our bakery brand stores strongly influence sales of our products, which we believe are frequently impulse purchases.  In recent years, we believe visits to major shopping malls, where at December 29, 2007 the majority of our bakery franchisees’ stores are located, have experienced periods of decline.  This trend has had a negative impact on our revenues.  We cannot predict whether this trend will not continue or that this trend can be offset by increased sales per customer.  Decrease in mall traffic, and other events that signal or arise from a downturn in the United States economy, such as continued increases in energy costs and other expenses that negatively affect consumer spending, could adversely affect our financial condition and results of operations

We have experienced a number of franchise store closures since fiscal year 2004.  If this trend continues, our financial position and results of operations could continue to be adversely affected.

Since the end of fiscal year 2004, 28 retail concept locations were closed by MFOC and 1,067 retail concept locations were closed by other franchisees.  These closures represent 40.7 percent of the total number of stores open at the beginning of fiscal year 2005.  In comparison, 385 retail concept locations have opened since the end of fiscal year 2004.

Since the end of fiscal year 2004, the number of Mrs. Fields brand locations has decreased by 18.0 percent, the number of TCBY brand traditional locations has decreased by 35.4 percent and the number of TCBY brand non-traditional locations has decreased by 40.8 percent.  Additional store closures could occur in the future and we may be unable to successfully open additional new stores in the future.  If this trend continues, our financial condition and results of operations may be adversely affected.

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

        We depend on several primary suppliers, including Countryside and Oak State, which supply products for our Mrs. Fields franchise system, gifts and branded retail business.  We also depend on two main suppliers for production of our TCBY branded yogurt products under Supply Agreements with Scott Brothers and Yarnell. We also depend on our primary distributors for distribution of perishable and non-perishable items to our franchisees.

        Our reliance on our suppliers and distributors subjects us to a number of risks, including possible delays or interruptions in supplies, diminished control over quality and a potential lack of adequate raw material capacity.  Any disruption in the supply of or degradation in the quality of the raw materials provided by our suppliers could have a material adverse effect on our business, operating results and financial condition.  In addition, such disruptions in supply or degradations in quality could have a long-term detrimental impact on our efforts to develop a strong brand identity and a loyal consumer base.  If any supplier or distributor fails to perform as anticipated, or if there is a termination or any disruption in any of these relationships for any reason, it could have a material adverse effect on our results of operations.

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

        Ten of our franchisees or licensees own ten or more retail concept locations.  In total, these franchisees own 189 retail concept locations and contributed approximately $3.8 million or 8.3 percent of our franchise revenues for the year ended December 29, 2007.  For the same period, franchise revenues made up 47.3 percent of our total revenues.  The termination of these key franchise or retail license agreements or lower than anticipated sales may have an adverse affect on our financial condition and results of operations.  We cannot be sure that our relations with franchisees and licensees will not change or that our licensees will continue to perform as they have in the past, which could result in franchise or license agreements being terminated by us or by our franchisees or licensees.

        Generally, we believe our relationships with our franchisees and our licensees is a critical component in the success of our business.  As required by state and federal franchise disclosure rules, we must provide all prospective franchisees with the name and contact information for each of the concept’s existing franchisees.  Prospects often contact existing franchisees as part of their due diligence before making a franchise purchase decision.  If our relationship with existing franchisees is strained, it may slow or suspend franchise development with new franchisees, as well as curtail additional development with existing franchisees.  Strained relationships with existing franchisees can also contribute to additional or accelerated closure of existing stores, particularly upon transfer or expiration of franchise agreements and leases.

        We may be harmed by actions taken by our franchisees or licensees that are beyond our control.

        Our franchisees and licensees generally are independent business owners and are not our employees.  We require our franchisees and licensees to adhere to strict production, display, storage and marketing specifications and procedures and we provide training and support to franchisees, but the quality of franchised store operations or licensed products may be diminished by any number of factors beyond our control.  Consequently, franchisees may not operate stores or licensees may not produce or market licensed products in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other store personnel.  If they do not, our image, reputation and brand may suffer and our franchise and license revenues as well as our ability to attract prospective franchisees may be adversely affected.

        We are vulnerable to fluctuations in the cost, availability and quality of our ingredients.

        The cost, availability and quality of the ingredients we use to prepare our products in our gifts operations are subject to a range of factors, many of which are beyond our control.  Fluctuations in economic and political conditions, weather and demand could adversely affect the costs of ingredients that we and our suppliers use to make our products, which may in turn affect the costs that our customers and franchisees may be required to pay for our branded products.  Significant price increases may in turn contribute to decreases in customer counts in our gifting and branded retail business, as well as decreases in store profits and increases in store closures.  We have no control over fluctuations in the price of commodities and we may not be able to pass through any cost increases to our customers.  We are dependent on frequent deliveries of fresh ingredients, thereby subjecting us to the risk of shortages or interruptions in supply.  All of these factors could cause adverse market conditions which could adversely affect our financial results.

        Our branded retail business is still relatively new and exists in a very competitive environment.

        The sale of snack products to grocery, club stores and similar distribution channels is highly competitive and subject to ongoing expenses related to slotting fees, advertising credits and discounts.  Similarly, the business relies on relationships with vendors, brokers and customers.  We commenced this business in July 2006, and as with any relatively new business, we may be unable to predict with any certainty the costs associated with operating the branded retail group or the revenues we expect to generate.

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

        We believe our TCBY brand has struggled to stay relevant and differentiated from its competitors.  We believe it is important to the brand’s growth to reposition it in a way that capitalizes on yogurt’s current popularity and revitalize it through new store design and venues.  Our recent development and introduction of new products, such as the Beriyo smoothie line, and the new store design for TCBY traditional stores are integral parts of our plans to accomplish this repositioning.  However, we do not know how successful we will be in developing or implementing this plan or the extent to which the capital investment required of us and our franchisees to implement such a plan will be available when needed.  If we are unable to successfully implement this or any other aspect of our business strategy, our business operations and our financial condition could be adversely affected.

        We have also initiated efforts to revitalize our Mrs. Fields brand, including a new store design for franchises. While these efforts are designed to strengthen and revitalize the Mrs. Fields brand to help our franchisees achieve a higher level of profitable sales, we cannot be certain that these efforts will have this effect.

        There is intense competition in the specialty food retailers industry.

        The specialty retail food and snack food industry is highly competitive with respect to price, service, location and food quality and within the industry we compete with cookie, baked goods, frozen yogurt and ice cream retailers, as well as other confectionary, sweet snack and specialty foods retailers, many of which have greater resources than we do.  Consequently, we cannot be certain that we can compete successfully with these other food retailers.   We will also face competition from NexCen, who recently acquired the GAC and Pretzel Brand concepts formerly owned and operated by us.

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

        We have franchised and licensed retail stores in numerous foreign countries.  While most of our operations are in the United States, through our franchised retail store locations and our branded retail activities, we also have operations in numerous other regions, including operations in Canada, Mexico, Australia, South America, the Caribbean, the Middle East and Asia, representing approximately 4.8 percent of our total revenue during fiscal year 2007.  We expect to expand into additional regions in the future.  Our international operations are subject to many additional risks, including:

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

        Numerous governmental authorities have issued regulations that apply to us and our franchisees’ stores, including, without limitation, federal, state and local laws and regulations governing health, sanitation, environmental protection, safety, hiring and employment practices, including laws, such as the Fair Labor Standards Act, governing such matters as minimum wages, overtime and other working conditions.  The FDA administers regulations that apply to our products.  If we fail to obtain or retain the required food licenses or to comply with applicable governmental regulations or if there is any increase in employee benefit costs or other costs associated with employees, our costs could increase as we attempt to comply with regulations.  Our revenues could decrease if we or our suppliers are unable to manufacture or if our franchisees or licensees are unable to sell products in locations in which we do not have required licenses, or if existing or new regulation leads to material changes in the quality, taste, consumer appeal, or availability of our products.  Our products, the manufacturers and their manufacturing facilities are also subject to periodic inspection.  Discovery of problems may reduce our results of operations because of costs of compliance or inability to manufacture or sell products for failure to comply with regulations.

        In addition, the sale of franchises is regulated by various state laws as well as by the Federal Trade Commission.  The Federal Trade Commission requires that franchisors make extensive disclosure in a franchise disclosure document to prospective franchisees, but does not require registration.  However, a number of states require registration of the Franchise Disclosure Document with state authorities or other disclosure in connection with franchise offers and sales.  In addition, several states have “franchise relationship laws” or “business opportunity laws” that limit the ability of the franchisors to terminate agreements or to withhold consent to renewal or transfer of these agreements.  While we believe that we are in compliance with existing regulations in the jurisdictions where we currently offer franchises, we cannot predict the effect of any future legislation or regulation on our business operations or financial condition.  Additionally, bills have occasionally been introduced in Congress which would provide for federal regulation of aspects of franchisor-franchisee relationships.  We cannot predict what effect those regulations could have on our business.

Any interruption in funding sources used by franchisees to purchase and develop our franchises could adversely impact our ability to market franchises.

        Many of our franchisees must obtain loans to purchase and develop our franchises.  One significant source of this funding is the U.S. Small Business Administration (“SBA”).  Any suspension of funding or delays in approval of the SBA’s funding budget will affect our franchisees’ ability to obtain funding from this significant source and adversely impact our ability to market franchises.  Recent developments in the mortgage and finance industries have adversely affected some sources of funding and may also make it more difficult for franchisees to obtain funding for current operations and new development.

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

        Although we currently are not subject to any product liability litigation, we could experience product liability litigation in the future involving our products.  Our quality control program is designed to maintain high standards for the food and materials and food preparation procedures used by franchised stores.  Products are periodically inspected by our personnel at both the point of sale locations and the manufacturing facilities to ensure that they conform to our standards.  In addition to insurance held by our suppliers, we maintain insurance relating to personal injury and product liability in amounts that we consider adequate for the retail food industry.  While we have been able to obtain insurance in the past, there can be no assurance that we will be able to maintain these insurance policies in the future.  Consequently, any successful claim against us, in an amount materially exceeding our coverage, could adversely affect our results of operations and financial condition.

        Our operating results are subject to quarterly fluctuations and seasonality.

        Our operating results are subject to quarterly and seasonal fluctuations.  Our sales and income from franchisees’ store operations are seasonal given the significant impact of the high number of mall-based locations.  At these locations, sales tend to mirror customer traffic flow trends in malls, which increase significantly during the fourth quarter, primarily between Thanksgiving and the end of the calendar year.  Holiday gift purchases also are a significant factor in increased sales in the fourth quarter.  However, our TCBY franchised stores tend to have their strongest sales periods during the warmer months from late Spring through early Fall, which helps to balance the impact of seasonality on our operations.  In addition, by marketing our cookie brands around holidays that occur in late Winter and early Spring, such as Valentine’s Day and Easter, as well as holidays in the late Fall, such as Halloween, we hope to continue to decrease the impact of seasonality on our cash flow.  However, we may not be successful in decreasing the impact of seasonality on our cash flow.  If we are unable to manage seasonal fluctuations of cash flow, our financial condition and results of operations may be adversely affected.

        We recently sold our Pretzel Brands and GAC brands. The sale of these businesses could increase our exposure to quarterly and seasonal fluctuations.

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

        We expect to obtain the money to pay our expenses and to pay the amounts due under the Senior Secured Notes and our other debt primarily from our operations.  Our ability to meet our expenses and make these payments thus depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control.  Excluding cash received upon the sale of certain businesses, our available cash has decreased since fiscal year 2005.  Our business may not generate sufficient cash flow from operations in the future and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness, including the Senior Secured Notes or to fund other liquidity needs.  If we do not have enough money, we may be required to attempt to refinance all or part of our then existing debt (including the Senior Secured Notes), sell assets or borrow more money.  However, we may not be able to accomplish any of these alternatives on terms acceptable to us, or at all.  In addition, the terms of existing or future debt agreements, including the Indenture, may restrict us from adopting any of these alternatives.  The failure to generate sufficient cash flow or to achieve any of these alternatives could have a material adverse effect on our business and our ability to pay the amounts due under the Senior Secured Notes.

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

        As a result of its direct control of our ultimate parent company and indirect control of MFH and MFOC, Capricorn has the power to elect our managers, to appoint members of management and to approve all actions requiring the approval of the holders of our common interests, including adopting amendments to our certificate of formation and limited liability company agreement as well as approving mergers, acquisitions or sales of all or substantially all of our assets.  The actions may conflict with the interests of bondholders, franchisees and others.  Similarly, the interests of our parent companies could conflict with other stakeholder interests.  For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of MFOC as a holder of equity might conflict with holders of the Senior Secured Notes.  Our parent companies also may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might materially adversely affect our financial condition and results of operations.

Item 2.  Properties

We currently lease approximately 43,000 square feet of office space in Salt Lake City, Utah, which is used as our company headquarters and franchisee support center.  MFOC uses undivided portions of this space as corporate headquarters pursuant to a sublease between MFOC and us.  We also currently lease approximately 13,000 square feet of space in multiple other locations in Salt Lake City, Utah for product development and training associated with our Mrs. Fields and dairy reporting segments and approximately 159,000 square feet of space in Salt Lake City, Utah for our state-of-the-art gifting operations, which opened during the third quarter of fiscal year 2006.  We own substantially all of the equipment used in these facilities.  We are currently under lease obligation for 54,000 square feet of space formerly used for our gifts reporting segment that was vacated in the third quarter of fiscal year 2006.  We are attempting to terminate the leases on the former gifting facility and have sublet a significant portion of the facility.

Item 3.  Legal Proceedings

        We and our products are subject to regulation by numerous governmental authorities, including, without limitation, federal, state and local laws and regulations governing franchising, health, sanitation, environmental protection, safety and hiring and employment practices.

In the ordinary course of business, we are involved in routine litigation, including franchise disputes and trademark disputes.  We are not a party to any legal proceedings that, in our opinion, after consultation with legal counsel, is material to our business, financial condition or results of operations, that have not already been reflected in our consolidated financial statements contained elsewhere in this report.

Item 4.  Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information and Number of Stockholders

        We are a wholly owned subsidiary of Mrs. Fields’ Original Cookies, Inc. (“MFOC”).  There is no established trading market for MFOC’s or our common equity.

Dividends

        For each of the three fiscal years in the period ended December 29, 2007, we did not declare or pay cash dividends.  Our ability to declare or pay cash dividends is restricted by the indenture pertaining to our 9 percent senior secured notes (the “9 percent Senior Secured Notes”) and our 11½ percent senior secured notes (the “11½ percent Senior Secured Notes” together with the 9 percent Senior Secured Notes, the “Senior Secured Notes”).  For a description of these restrictions, see Note 5 to our consolidated financial statements contained elsewhere in this report.

Item 6.  Selected Financial Data

        The following table presents our historical financial data as of the dates and for the periods indicated.  We operate using a 52/53-week year ending on the Saturday closest to December 31.  Fiscal year 2003 includes 53 weeks; whereas, all other fiscal years include 52 weeks.  The selected historical financial data at December 29, 2007, December 30, 2006, December 31, 2005, January 1, 2005 and January 3, 2004 and for fiscal years 2007, 2006, 2005, 2004 and 2003 have been derived from our audited consolidated financial statements.  The selected historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended
	December 29,	December 30,	December 31,	January 1,	January 3,
	2007	2006	2005	2005	2004
	(Dollars in thousands)
Income Statement Data:
Total revenues	$98,068	$96,588	$87,952	$87,060	$81,988
Income (loss) before income taxes	4,687	(24,341)	(40,716)	4,816	6,916

Balance Sheet Data (at end of period):
Total assets	$120,798	$121,720	$139,897	$181,781	$162,602
Total debt (including capital lease obligations)	196,158	196,251	196,336	196,210	185,762

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

        We are a well established franchisor in the premium snack food industry, featuring Mrs. Fields® and TCBY® as our core brands.  Through our franchisees’ retail stores, we are one of the largest retailers of freshly baked, on-premises specialty cookies and brownies in the United States of America (the “United States”) and the largest retailer of soft-serve frozen yogurt with live active cultures in the United States.  In addition, we operate a gifts and branded retail business and have entered into licensing arrangements to leverage awareness of some of our core brands among our retail customer base.  As of December 29, 2007, our franchise systems operated through a network of 1,608 retail concept locations throughout the United States and in 22 foreign countries.

        During fiscal year 2007, our business was divided into three business units for financial reporting purposes: Mrs. Fields (defined below), Great American Cookies, Pretzel Time and Pretzelmaker (collectively “GAC/Pretzels”) and TCBY (“Dairy”), which represented 60.5 percent, 29.5 percent and 9.9 percent of total revenues, respectively, for the year ended December 29, 2007.  As discussed elsewhere in this report, the Pretzel Time® and Pretzelmaker® brands (collectively, the “Pretzel Brands”) were sold in August 2007 and the Great American Cookies® and the Great American Manufacturing, LLC businesses were sold in January 2008.

We have the following six reportable operating segments:

Mrs. Fields Gifts Mrs. Fields Branded Retail Mrs. Fields Franchising Mrs. Fields Licensing	(collectively “Mrs. Fields”)
GAC/Pretzels Dairy

        In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have restated the segment disclosures for the fiscal years 2006 and 2005 to conform to the presentation of the new operating segments.

        During fiscal year 2007, our strategy focused on one key objective:

•                  to focus on the growth of each of our brands by increasing the number of retail units and profitable sales.

        Our performance against this key performance indicator is presented and discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        As of December 29, 2007, our store portfolio consisted of 1,238 domestic franchised locations, 275 international franchised locations and 95 licensed locations. Our franchisees’ and licensees’ concept locations by brand are distributed as follows:

	Domestic	International	Licensed
	Franchised	Franchised	Locations	Total

Mrs. Fields	318	84	25	427
Great American	296	1	—	297
TCBY - traditional stores	303	—	—	303
TCBY - non-traditional stores	313	190	68	571
Yovana - test stores (1)	1	—	2	3
TCBY/Beriyo	7	—	—	7
Dairy subtotal	624	190	70	884
Total	1,238	275	95	1,608

(1) ) The domestic franchised Yovana test stores include one store owned and operated by us that was closed in January 2008.  We assumed operations at this store from a franchisee in an effort to more closely monitor the results of the test.

        The table above counts each concept location individually.  For example, if a physical location had a Mrs. Fields store and a TCBY store together, this would be counted as two concept locations in the table above.  If actual physical stores were counted rather than concept locations, total store count would be reduced by 82 locations for a total of 1,526 locations at December 29, 2007.  As previously discussed, the GAC business was sold in January 2008, which reduced our store count by 297 locations.

        During the fiscal year ended December 29, 2007, MFOC owned one franchised Pretzel Brands retail concept; we recognized $16,000 of franchise royalties relating to the retail concept location owned by MFOC.  As this location is a Pretzel Brands, which was sold in August 2007, no additional royalties will be paid to us from MFOC.

        During the three-year period from January 1, 2005 to December 29, 2007, our store portfolio declined from 2,688 concept locations to 1,608 concept locations, as follows:

	Total Company
	Domestic	International	Licensed
	Franchised	Franchised	Locations	Total
Balance, January 1, 2005	2,145	338	205	2,688

New development openings	78	59	2	139
Permanent closings	(259)	(74)	(33)	(366)
Other openings (closings), net	14	5	(1)	18
Balance, December 31, 2005	1,978	328	173	2,479

New development openings	79	61	—	140
Permanent closings	(249)	(32)	(19)	(300)
Other openings (closings), net	(4)	(1)	(1)	(6)
Balance, December 30, 2006	1,804	356	153	2,313

New development openings	68	38	—	106
Permanent closings	(314)	(64)	(51)	(429)
Sale of Pretzel stores	(315)	(53)	(8)	(376)
Other openings (closings), net	(5)	(2)	1	(6)
Balance, December 29, 2007	1,238	275	95	1,608

        The following tables provide additional detail of new development openings, permanent closings and other openings (closings), net of our concept locations during the three-year period from January 1, 2005 to December 29, 2007:

Domestic Franchised

				Non-
			Traditional	Traditional
	Mrs. Fields	GAC/Pretzels	Dairy	Dairy	Total
Balance, January 1, 2005	386	659	469	631	2,145

New development openings	22	27	15	14	78
Permanent closings	(34)	(59)	(61)	(105)	(259)
Other openings (closings), net	(1)	6	1	8	14
Balance, December 31, 2005	373	633	424	548	1,978

New development openings	17	47	11	4	79
Permanent closings	(31)	(56)	(58)	(104)	(249)
Other openings (closings), net	1	(2)	(1)	(2)	(4)
Balance, December 30, 2006	360	622	376	446	1,804

New development openings	13	40	10	5	68
Permanent closings	(56)	(49)	(71)	(138)	(314)
Sale of Pretzel stores	—	(315)	—	—	(315)
Other openings (closings), net	1	(2)	(4)	—	(5)
Balance, December 29, 2007	318	296	311	313	1,238

International Franchised

			Non-
			Traditional
	Mrs. Fields	GAC/Pretzels	Dairy	Total
Balance, January 1, 2005	82	48	208	338

New development openings	18	12	29	59
Permanent closings	(14)	(5)	(55)	(74)
Other openings (closings), net	1	—	4	5
Balance, December 31, 2005	87	55	186	328

New development openings	21	9	31	61
Permanent closings	(11)	(8)	(13)	(32)
Other openings (closings), net	—	(1)	—	(1)
Balance, December 30, 2006	97	55	204	356

New development openings	17	5	16	38
Permanent closings	(30)	(7)	(27)	(64)
Sale of Pretzel stores	—	(53)	—	(53)
Other openings (closings), net	—	1	(3)	(2)
Balance, December 29, 2007	84	1	190	275

Licensed Locations

			Non-
			Traditional
	Mrs. Fields	GAC/Pretzels	Dairy	Total
Balance, January 1, 2005	60	20	125	205

New development openings	1	—	1	2
Permanent closings	(9)	(7)	(17)	(33)
Other openings (closings), net	—	(1)	—	(1)
Balance, December 31, 2005	52	12	109	173

New development openings	—	—	—	—
Permanent closings	(8)	(2)	(9)	(19)
Other openings (closings), net	—	—	(1)	(1)
Balance, December 30, 2006	44	10	99	153

New development openings	—	—	—	—
Permanent closings	(19)	(2)	(30)	(51)
Sale of Pretzel stores	—	(8)	—	(8)
Other openings (closings), net	—	—	1	1
Balance, December 29, 2007	25	—	70	95

        We are experiencing a trend of declining store counts.  We have implemented a number of strategies designed to reverse this trend, including identifying stores that are at risk of closure for operational issues, lease or franchise agreement expiration and working with franchisees to relocate, transfer or correct operational deficiencies.  We are also testing programs to refresh, remodel or re-concept some of our concept locations, as more fully discussed elsewhere in this report.  There can be no assurance that our strategies will succeed.  If store counts continue to decline, our business operations or financial condition could continue to be adversely affected.

        Throughout this discussion, we refer to the total weeks that our franchised locations operate in any given period as “franchised unit weeks” and use that term comparatively when describing factors that may affect performance.    Fewer franchised locations translate naturally to fewer total franchised unit weeks that our franchisees operate and contribute revenues to us.  The Dairy operating segment is comprised of both larger, traditional locations and a significant number of smaller, non-traditional locations.  We measure franchised unit weeks differently for the Dairy operating segment, based on our calculation that it takes approximately three average non-traditional locations to equal the revenues of one average traditional location.  We therefore refer to “traditional equivalent unit weeks” to describe the total number of weeks that TCBY franchised locations operate in any given period, adjusted to account for the different impact that non-traditional TCBY store openings and closings may have when compared to similar events affecting traditional TCBY stores.

Recent Developments

Sale of Great American Cookie Company and Great American Manufacturing

On January 29, 2008 (the “GAC Closing Date”), the Company and our wholly owned subsidiaries, GACCF, LLC (“GACCF”) and GAMAN, LLC (“GAM”, collectively with GACCF, “GAC”), formerly Great American Cookie Company Franchising, LLC and Great American Manufacturing, LLC, completed the sale of substantially all of the assets of GAC to NexCen Brands, Inc. (“NexCen Brands”) pursuant to an asset purchase agreement (the “GAC Agreement”) with NexCen Brands, through its wholly owned subsidiary, NexCen Asset Acquisition, LLC (collectively with NexCen Brands, “NexCen”), for a total purchase price of approximately $93.6 million (the “GAC Transaction”).  The purchase price consisted of $89.0 million in cash and 1,099,290 shares of NexCen Brands common stock valued at $4.23 per share.  The net proceeds from the sale of GAC is considered restricted cash and will be reflected as restricted cash in our consolidated financial statements.  The shares were deposited into an escrow account subject to an escrow agreement to indemnify NexCen for certain claims that may be made under the GAC Agreement for a period ending nine months from January 29, 2008.  Additionally, we were required to pay $6.7 million of the GAC Transaction proceeds to certain of GACCF’s franchisees at the GAC Closing Date, in satisfaction of rights they held in connection with the sale of the GACCF system, as described in a Settlement and Release Agreement signed as of January 29, 2008, by and among such franchisees, NexCen Brands, Inc., GACCF, the Company, and MFOC. Under the terms of the GAC Agreement, we are not permitted to sell the shares issued for six months following the GAC Closing Date and thereafter certain of the shares will be subject to resale limitations through the 15-month anniversary of the GAC Closing Date.

Reclassifications

        In connection with our reorganization and change in our reporting segments, certain prior year amounts have been reclassified to conform to the current year presentation.  We reclassified prior year revenues and expenses as follows:

•                  Franchising was reclassified among the Mrs. Fields, GAC/Pretzels and Dairy business units; and

•                  Gifts, Branded Retail and Licensing was reclassified to the Mrs. Fields business unit.

        These reclassifications did not impact previously reported consolidated net loss or accumulated deficit.

Results of Operations

        The following table sets forth, for the periods indicated, certain information relating to our operations and percentage changes from period to period.  We report our results using a 52/53-week year ending on the Saturday closest to December 31.  Fiscal years 2007, 2006 and 2005 are all 52-week periods.

	Fiscal Year Ended
	December 29,	December 30,	%	December 31,	%
Statement of Operations Data:	2007	2006	Change	2005	Change
	(Dollars in thousands)
REVENUES:
Mrs Fields Gifts	$31,046	$30,708	1.1	$30,136	1.9
Mrs Fields Branded Retail	19,625	10,989	78.6	272	NM
Mrs Fields Franchising	7,754	8,494	(8.7)	9,234	(8.0)
Mrs Fields Licensing	919	1,838	(50.0)	4,016	(54.2)
Mrs. Fields	59,344	52,029	14.1	43,658	19.2
GAC/Pretzels	28,891	31,832	(9.2)	29,711	7.1
Dairy	9,743	12,727	(23.4)	14,583	(12.7)
Other	90	—	NM	—	NM
Total revenues	98,068	96,588	1.5	87,952	9.8

OPERATING COSTS AND EXPENSES:
Mrs Fields Gifts	27,268	32,379	(15.8)	28,418	13.9
Mrs Fields Branded Retail	18,539	11,397	62.7	219	NM
Mrs Fields Franchising	2,939	2,463	19.3	2,828	(12.9)
Mrs Fields Licensing	(9)	1,411	NM	1,132	24.6
Mrs. Fields	48,737	47,650	2.3	32,597	46.2
GAC/Pretzels	14,655	15,006	(2.3)	14,283	5.1
Dairy	5,909	6,429	(8.1)	4,577	40.5
General and administrative	10,721	11,803	(9.2)	8,585	37.5
Depreciation	2,166	2,442	(11.3)	1,145	113.3
Amortization	2,499	2,111	18.4	2,831	(25.4)
Impairment of goodwill and intangible assets	—	14,568	(100.0)	43,707	(66.7)
Gain on sale of intangible assets	(12,222)	—	NM	—	NM
Gain on sale of land held for sale	(128)	—	NM	—	NM
Other, net	(3)	—	NM	—	NM
Total operating costs and expenses	72,334	100,009	(27.7)	107,725	(7.2)
Income (loss) from operations	25,734	(3,421)	NM	(19,773)	(82.7)

Interest expense, net	(21,047)	(20,892)	0.7	(20,943)	(0.2)
Other expense	—	(28)	NM	—	NM

Income (loss) before income tax provision (benefit)	4,687	(24,341)	NM	(40,716)	(40.2)
Income tax provision (benefit)	6,393	(2,413)	NM	(2,808)	(14.1)
Net loss	$(1,706)	$(21,928)	(92.2)	$(37,908)	(42.2)

Cash flows from operating activities	$(4,974)	$(2,236)	122.5	$6,564	NM
Cash flows from investing activities	$572	$(5,359)	NM	$(2,674)	100.4
Cash flows from financing activities	$(122)	$(105)	16.2	$(72)	45.8

NM - not meaningful

Fiscal Year Ended December 29, 2007

Compared to the Fiscal Year Ended December 30, 2006

        Income from Operations—Overview.  Income from operations was $25.7 million for fiscal year 2007, an increase of $29.1 million from a loss from operations of $3.4 million for fiscal year 2006.  This increase in income from operations was primarily due to:

•                  impairment of goodwill associated with the Dairy reporting unit of $14.6 million in fiscal year 2006;

•                  gain on sale of the Pretzel Brands of $12.2 million in fiscal year 2007;

•                  increased contribution from our business units of $1.2 million;

•                  decrease in general and administrative expenses of $1.1 million;

•                  decreased depreciation expense of $200,000;

•                  increase in other revenues of $100,000; and

•                  gain on sale of land of $100,000 resulting from a sale that occurred in fiscal year 2007.

        The foregoing increases in income from operations were partially offset by an increase in amortization of $400,000.

        The increase in contribution from our business units of $1.2 million is composed of the following:

•                  Mrs. Fields business unit contribution increase of $6.2 million; partially offset by

•                  GAC/Pretzels business unit contribution decrease of $2.6 million; and

•                  Dairy business unit contribution decrease of $2.4 million.

Business Unit Contribution.  Mrs. Fields business unit contribution is composed of the following:

•                  sales of products through our gift catalog and website, less direct operating expenses in our Mrs. Fields Gifts operating segment;

•                  sales of our branded products through retail channels by us and through food brokers less related cost of sales and direct selling and operating expenses in our Mrs. Fields Branded Retail operating segment;

•                  sales of new franchises and royalties from existing franchises less direct operating expenses in our Mrs. Fields Franchising operating segment; and

•                  licensing fees received from third parties for the sale of products bearing our brand names less direct operating expenses in our Mrs. Fields Licensing operating segment.

        Our GAC/Pretzels and Dairy business unit contribution is composed of sales of new franchises and royalties from existing franchises less direct operating expenses.  Our GAC/Pretzels business unit also includes sales of batter to our GAC franchisees less cost of product and direct operating expenses from our manufacturing facility.

        The following table sets forth the contribution from each of our business units (in thousands):

	For the Fiscal Year Ended
	December 29,	December 30,	%
	2007	2006	Change
	(Dollars in thousands)
Mrs. Fields	$10,607	$4,379	142.2
GAC/Pretzels	14,236	16,826	(15.4)
Dairy	3,834	6,298	(39.1)
Total segment contribution	$28,677	$27,503	4.3

Mrs. Fields

        The following table details the revenues and operating expenses of the Mrs. Fields business unit (in thousands):

	Fiscal Year Ended
	December 29,	December 30,%
	2007	2006	Change
	(Dollars in thousands)
Mrs. Fields Gifts	$31,046	$30,708	1.1
Mrs. Fields Branded Retail	19,625	10,989	78.6
Mrs. Fields Franchising	7,754	8,494	(8.7)
Mrs. Fields Licensing	919	1,838	(50.0)
Total Mrs. Fields revenues	59,344	52,029	14.1

Mrs. Fields Gifts	27,268	32,379	(15.8)
Mrs. Fields Branded Retail	18,539	11,397	62.7
Mrs. Fields Franchising	2,939	2,463	19.3
Mrs. Fields Licensing	(9)	1,411	NM
Total Mrs. Fields operating expenses	48,737	47,650	2.3

Total Mrs. Fields contribution	$10,607	$4,379	142.2

Mrs. Fields Gifts

        Mrs. Fields Gifts Revenues.  Mrs. Fields Gifts revenues were $31.0 million for fiscal year 2007, an increase of $300,000 or 1.1 percent from $30.7 million for fiscal year 2006.  This increase in revenues was primarily due to:

•                  paid search engine revenues increase of $1.9 million due to consumer preferences to purchase online; and

•                  national accounts partners revenues increase of $700,000 due to stronger sales from major customers.

The foregoing increases in revenues were partially offset by the following decreases:

•                  revenues from affiliates of $1.2 million due to a reduction in the number of affiliates; and

•                  catalog driven sales decrease of $1.1 million due to decreased circulation of our catalogs.

        Mrs. Fields Gifts Expenses.  Mrs. Fields Gifts expenses are comprised of cost of sales for products sold, selling and promotional expenses and direct operating costs of this segment.  Mrs. Fields Gifts expenses were $27.3 million for fiscal year 2007, a decrease of $5.1 million or 15.8 percent from $32.4 million for fiscal year 2006.  This decrease in expenses was primarily due to the following:

•                  shipping and processing costs of $1.3 million due to higher use of ground shipping;

•                  catalog and advertising expenses of $1.3 million due to decreased circulation of our catalogs;

•                  cost of sales of $900,000 primarily due to reformulated product and product mix;

•                  compensation and related costs of $600,000 due to the reduced headcount resulting from our management reorganization that occurred in January 2007;

•                  rent and occupancy expenses of $400,000 incurred in fiscal year 2006 related to the old Gifts facility;

•                  expense of $200,000 incurred in fiscal year 2006 associated with moving to the new Gifts facility;

•                  recruiting and relocation expenses of $200,000 incurred in fiscal year 2006;

•                  severance of $100,000 incurred in fiscal year 2006;

•                  professional fees of $100,000 due to projects completed in fiscal year 2006; and

•                  other operating expenses of $400,000.

        The foregoing decreases in expenses were partially offset by increases in bonus expense of $400,000 for fiscal year 2007.

Mrs. Fields Branded Retail

        Mrs. Fields Branded Retail Revenues.  Mrs. Fields Branded Retail revenues were $19.6 million for fiscal year 2007, an increase of $8.6 million or 78.6 percent from $11.0 million for fiscal 2006.  This increase is due to the revenues generated from the sale of Mrs. Fields branded shelf stable cookies.  As previously discussed, we commenced selling Mrs. Fields branded shelf stable cookies in July 2006 directly through retail channels following the termination of certain license agreements.

        Mrs. Fields Branded Retail Expenses.  Mrs. Fields Branded Retail expenses are comprised of cost of sales for product sold, selling and promotional expenses and other direct operating expenses of this segment.  Mrs. Fields Branded Retail expenses were $18.5 million for fiscal year 2007, an increase of $7.1 million or 62.7 percent from $11.4 million for fiscal year 2006.  This increase consists of cost of sales, compensation and related costs and other operating expenses associated with the branded retail activities which commenced in July 2006.

Mrs. Fields Franchising

        The following table details the year over year (“YOY”) percentage change in same store sales:

	Fiscal Year Ended
	December 29,	December 30,
	2007	2006
Mrs. Fields	(1.3)%	(1.7)%

        Our Mrs. Fields concept’s YOY same store sales decrease of 1.3 percent for fiscal year 2007 was a result of a continued decline in customer counts at the stores partially offset by increases in our average ticket price due to promotional focus on the Big Cookie Cake program and our Breezer smoothie program.  Our YOY results slid in the 4th quarter of fiscal year 2007 by 2.4 percent due to the impact of economic concerns on traffic at traditional mall retail locations.

        Mrs. Fields Franchising Revenues.  Mrs. Fields Franchising revenues were $7.8 million for fiscal year 2007, a decrease of $700,000 or 8.7 percent from $8.5 million for fiscal year 2006.  This decrease in revenues was primarily attributable to approximately 1,900 or 10.0 percent fewer franchised unit weeks and a decrease in YOY same store sales of 1.3 percent.

Mrs. Fields Franchising Expenses.  Mrs. Fields franchising expenses are comprised primarily of:

•                  operation and supervision expenses wherein we provide support, direction and supervision to the franchisees; and

•                  development and support expenses including product development costs, expenses relating to new franchise development, marketing and advertising, bad debt expense and other direct franchising expenses.

Mrs. Fields Franchising expenses were $2.9 million for fiscal year 2007, an increase of $400,000 or 19.3% from $2.5 million for fiscal year 2006.  This increase in expenses was primarily due to the following:

•                  compensation and related costs of $600,000 primarily due to a newly appointed president as part of the management reorganization that occurred in January 2007;

•                  bonus expense of $300,000 for fiscal year 2007;

•                  franchise operations and supervision costs of $200,000 primarily due to additional salaries and travel costs; and

•                  recruiting costs of $100,000.

        The foregoing increases in expenses were offset by decreases in:

•                  expenses of $600,000 related to shared resources for product development, purchasing, training and customer service; and

•                  expenses of $200,000 associated with brand initiatives primarily associated with cookie reformulation.

Mrs. Fields Licensing

        Mrs. Fields Licensing Revenues.  Mrs. Fields Licensing revenues were $900,000 for fiscal year 2007, a decrease of $900,000 or 50.0 percent from $1.8 million for fiscal year 2006.  This decrease in revenues was primarily due to:

•                  royalties of $600,000 in fiscal year 2006 under our terminated licensing agreement for the sale of TCBY frozen food specialty products through retail channels that were not repeated in fiscal year 2007; and

•                  licensing royalties earned in fiscal year 2006 of $400,000 under our terminated licensing agreement for the sale of Mrs. Fields branded shelf stable cookies that were not repeated in fiscal year 2007.

        The foregoing decreases in revenues were partially offset by an increase of $100,000 under a new license agreement for Mrs. Fields cookie and brownie ice cream sandwiches.

        Mrs. Fields Licensing Expenses.  Mrs. Fields Licensing expenses are comprised of selling and promotional expenses, bad debt and other direct operating expenses of this segment.   Mrs. Fields Licensing expenses were negligible for fiscal year 2007, a decrease of $1.4 million from $1.4 million for fiscal 2006.  This decrease in expenses was primarily due to the following:

•                  bad debt expense of $700,0000 in fiscal year 2006 related to a terminated license agreement;

•                  cost of sales, legal, advertising and promotion expenses totaling approximately 500,000; and

•                  compensation and related costs of $200,000 due to the reduced headcount resulting from our management reorganization that occurred in January 2007.

GAC/Pretzels

        The following table details the YOY percentage change in same store sales:

	Fiscal Year Ended
	December 29,	December 30,
	2007	2006

Great American Cookies	(0.4)%	3.0%

        Our Great American Cookies concept’s YOY same store sales decrease of 0.4  percent for fiscal year 2007 was primarily the result of decreasing mall traffic, resulting in decreased YOY customer counts and a poorer than anticipated holiday season.  This decrease was partially offset by increases due to new quarterly cookie and frozen beverage product introductions, as well as a revamped Cookie Cake marketing program that, in part, included a new consumer website, brand new Cookie Cake designs and new marketing and in-store and local store marketing promotion.

        GAC/Pretzels Revenues.  GAC/Pretzels revenues were $28.9 million for fiscal year 2007, a decrease of $2.9 million or 9.2 percent from $31.8 million for fiscal year 2006.  Revenues related to the Pretzel Brands through the date of the sale in August 2007 were $3.5 million, a decrease of $2.8 million from $6.3 million for fiscal year 2006.  The decrease in revenues associated with the GAC brand was primarily due to the following:

•                  decreased initial franchise fees of $200,000  primarily due to fewer new store openings; offset by

•                  increased royalties of $100,000 due to approximately 400 or 3.1 percent additional franchised unit weeks.

GAC/Pretzels Expenses.  GAC/Pretzels expenses are comprised primarily of:

•                  operation and supervision expenses wherein we provide support, direction and supervision to the franchisees;

•                  development and support expenses including product development costs, expenses relating to new franchise development, marketing and advertising, bad debt expense and other direct franchising expenses; and

•                  cost of product sales associated with our Great American Cookies manufacturing facility including raw ingredients, labor and other manufacturing costs.

GAC/Pretzels expenses were $14.7 million for fiscal year 2007, a decrease of $300,000 or 2.3 percent from $15.0 million for fiscal year 2006.  This decrease in expenses was primarily due to the following:

•                  costs of $700,000 due to shared resources related to product development, purchasing, training and customer service; and

•                  operating expenses of $100,000 associated with our GAC manufacturing facility.

        The foregoing decreases in expenses were partially offset by the following increases:

•                  cost of product of $200,000 associated with our GAC manufacturing facility;

•                  compensation and related costs of $200,000; and

•                  bad debt expense of $100,000.

Dairy

        The following table details the YOY percentage change in same store sales:

	Fiscal Year Ended
	December 29,	December 30,
	2007	2006

TCBY	(0.2)%	(1.3)%

Our Dairy segment’s YOY same store sales were a negative 0.2 percent for fiscal year 2007 primarily as a result of decreased revenues resulting from the continued decline in customer counts on a same store basis.  This decrease was partially offset by increased revenues due to product improvements, menu enhancements and a remodel program that was rolled out initially to over 100 existing TCBY traditional franchised stores.

Dairy Revenues.  Dairy revenues were $9.7 million for fiscal year 2007, a decrease of $3.0 million or 23.4 percent from $12.7 million for fiscal year 2006.  This decrease in revenues was primarily due to the following:

•                  reduced product formulation revenues of $2.3 million resulting from: (i) fewer purchases of TCBY products by franchisees due to approximately 5,000 or 16.9 percent fewer traditional equivalent unit weeks; and (ii) rebates of $800,000 offered to franchisees as an incentive to remodel their stores; and

•                  royalties of $800,000 principally attributable to fewer traditional equivalent unit weeks.

The foregoing decreases in revenues were partially offset by increased revenues of $100,000 from a Yovana test store we began operating in the fourth quarter of fiscal year 2006.

We anticipate that our traditional equivalent unit weeks will continue to decline in the near future.  If this trend continues, our business operations or financial condition could continue to be adversely affected.

        Dairy Expenses.  Dairy expenses are comprised primarily of:

•                  operation and supervision expenses wherein we provide support, direction and supervision to the franchisees: and

•                  development and support expenses including product development costs, expenses relating to new franchise development, marketing and advertising, bad debt expense and other direct franchising expenses of this segment

        Dairy expenses were $5.9 million for fiscal year 2007, a decrease of $500,000 or 8.1 percent from $6.4 million for fiscal year 2006.  This decrease in expenses was primarily attributable to the following:

•                  costs of $400,000 related to shared resources related to product development, purchasing, training and customer service;

•                  distribution costs of $700,000 associated with the distribution of our products to our dairy franchise system resulting from the Blue Line Extension Agreement that ended in March 2007;

•                  bad debt of $400,000 primarily associated with the bankruptcy in fiscal year 2006 of Americana, our former manufacturer of proprietary yogurt products,

•                  compensation and related costs of $400,000 due to the decrease in headcount resulting from our reorganization;

•                  severance costs of $300,000 for amounts incurred in fiscal year 2006; and

•                  travel and related costs of $200,000.

        The foregoing decreases in expenses were partially offset by the following increases:

•                  brand initiatives of $900,000 to test the Beriyo and Yovana concepts and to prepare for the TCBY new store décor;

•                  bonus expense of $400,000 for fiscal year 2007;

•                  operating costs of $300,000 related to a Yovana test store that we began operating in the fourth quarter of 2006;

•                  product development costs of $200,000; and

•                  professional fees of $100,000.

Other

        General and Administrative Expenses.  General and administrative expenses were $10.7 million for fiscal year 2007, a decrease of $1.1 million or 9.2 percent from $11.8 million for fiscal year 2006.  This decrease in general and administrative expenses was primarily attributable to the following decreases:

•                  compensation and related costs of $1.0 million primarily due to the decrease in headcount resulting from our reorganization;

•                  severance costs of $1.0 million incurred in fiscal year 2006 primarily resulting from our reorganization;

•                  legal expenses of $200,000; and

•                  other general and administrative expenses of $100,000.

        The foregoing decreases in expenses were partially offset by an increase in bonus expense of $1.2 million for fiscal year 2007.

        Depreciation and Amortization Expense.  Depreciation expense was $2.2 million for fiscal year 2007, a decrease of $200,000 or 11.3 percent from $2.4 million for fiscal year 2006.  This decrease in depreciation expense was due to the following decreases:

•                  $400,000 attributable to leasehold improvements and equipment associated with a Yovana test store; and

•                  $500,000 attributable to leasehold improvements in our old gifting facility.

The foregoing decreases in depreciation expense were partially offset by an increase in depreciation expense of $600,000 associated with the new gifting facility and $100,000 in equipment and leasehold improvements associated with Yovana and Beriyo test stores.

        Amortization expense was $2.5 million for fiscal year 2007, an increase of $400,000 or 18.4 percent from $2.1 million for fiscal year 2006.  This increase in amortization expense was due to a $400,000 write-down of intangible assets  due to the impairment of the Maxfield’s option in fiscal year 2007.

        Consolidated Financial Condition

        Total assets at December 29, 2007 were $120.8 million, a decrease of $900,000 or 0.8 percent from $121.7 million at December 30, 2006.  This decrease in assets was primarily attributable to the following:

•                  Cash and cash equivalents of $4.6 million;

•                  accounts receivable, net of $2.7 million;

•                  inventories of $300,000;

•                  property and equipment of $1.8 million;

•                  goodwill of $13.8 million associated with the Pretzel Brands which we sold in August 2007;

•                  trademarks and other intangible assets, net of $2.4 million; and

•                  deferred loan costs of $1.2 million.

        The foregoing decreases in assets were partially offset by the following increases:

•                  restricted cash of $20.0 million associated with the Pretzel Brands which we sold in August 2007;

•                  marketable securities held for sale and other assets of $5.0 million primarily composed of the stock received as part of the sale of the Pretzel Brands;

•                  prepaid expenses of $200,000; and

•                  deferred tax asset of $700,000.

        Total liabilities at December 29, 2007 were $226.0 million, a decrease of $1.5 million or 0.6 percent from $227.5 million at December 30, 2006.  This decrease in liabilities was primarily attributable to the following:

•                  accounts payable of $3.6 million;

•                  accrued liabilities of $800,000;

•                  capital lease obligations of $100,000; and

•                  deferred revenues and other liabilities of $800,000.

The foregoing decreases in liabilities were partially offset by an increase in amounts due to affiliates of $3.8 million, primarily a result of amounts due under a tax sharing agreement.

Consolidated Cash Flows

        Net cash flows used in operating activities were $5.0 million for fiscal year 2007, an increased usage of $2.8 million from net cash flows used in operating activities of $2.2 million for fiscal year 2006.  This increased usage was primarily due to changes in our working capital of $5.1 million.   These increased usages were partially offset by  increases in contribution by our operating segments of $1.2 million and a decrease in general and administrative expenses of $1.1 million.

        Net cash flows provided by investing activities were $600,000 for fiscal year 2007, an increase of $6.0 million from net cash used in investing activities of $5.4 million for fiscal year 2006.  This increase was primarily attributable to the following increases:

•                  net proceeds from the sale of our Pretzel Brands of $20.6 million;

•                  proceeds from the sale of land held for sale of $300,000;

•                  purchase of license repurchase option of $500,000 in fiscal year 2006; and

•                  decreased purchases of property and equipment of $4.7 million principally associated with our new gifts facility.

        The foregoing increases were partially offset by the following decreases:

•      restricted cash of $20.0 million from the sale of our Pretzel Brands; and

•      proceeds from the sale of equity warrants in Nonni’s Food Company of $100,000 in fiscal year 2006.

        Net cash flows used in financing activities were $100,000 for fiscal year 2007 and 2006, representing principal payments on capital lease obligations.

Fiscal Year Ended December 30, 2006

Compared to the Fiscal Year Ended December 31, 2005

        Loss From Operations—Overview.  Loss from operations was $3.4 million for fiscal year 2006, a decrease of $16.4 million from loss from operations of $19.8 million for fiscal year 2005.  This decrease was primarily attributable to the following;

•                  decrease in the impairment of goodwill and intangible assets of $29.1 million;

•                  decrease in contribution (as defined below) from our business segments of $9.0 million:

•                  increase in general and administrative expenses of $3.2 million; and

•                  increase in depreciation and amortization of $500,000.

        The decreases in contribution from our business segments of $9.0 million was comprised of:

•                  decreases in our Mrs. Fields business unit contribution of $6.7 million; and

•                  decreases in our Dairy business unit contribution of $3.7 million.

        These decreases were partially offset by an increase in our GAC/Pretzel business unit contribution of $1.4 million.

Business Unit Contribution.  Our Mrs. Fields business unit contribution is composed of the following:

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

        Our GAC/Pretzel and Dairy business unit contribution is composed of sales of new franchises and royalties from existing franchises less direct operating expenses.  Our GAC/Pretzel business unit also includes sales of batter to our GAC franchisees, less cost of product and direct operating expenses, from our manufacturing facility.

The following table sets forth the contribution from each of our business units (in thousands):

	For the Fiscal Year Ended
	December 30,	December 31,	%
Reporting Segment	2006	2005	Change
	(Dollars in thousands)
Mrs. Fields Gifts	$(1,671)	$1,718	NM
Mrs. Fields Branded Retail	(408)	53	NM
Mrs. Fields Franchising	6,031	6,406	(5.9)
Mrs. Fields Licensing	427	2,884	(85.2)
Total Mrs. Fields	4,379	11,061	(60.4)

GAC/Pretzels	16,826	15,428	9.1
Dairy	6,298	10,006	(37.1)
Total segment contribution	$27,503	$36,495	(24.6)

Mrs. Fields

        The following table details the revenues and operating expenses of the Mrs. Fields business unit for fiscal year 2006 and 2005:

	December 30,	December 31,	%
	2006	2005	Change
	(Dollars in thousands)
Mrs. Fields Gifts	$30,708	$30,136	1.9
Mrs. Fields Branded Retail	10,989	272	NM
Mrs. Fields Franchising	8,494	9,234	(8.0)
Mrs. Fields Licensing	1,838	4,016	(54.2)
Total Mrs. Fields revenues	52,029	43,658	19.2

Mrs. Fields Gifts	32,379	28,418	13.9
Mrs. Fields Branded Retail	11,397	219	NM
Mrs. Fields Franchising	2,463	2,828	(12.9)
Mrs. Fields Licensing	1,411	1,132	24.6
Total Mrs. Fields operating expenses	47,650	32,597	46.2

Total Mrs. Fields contribution	$4,379	$11,061	(60.4)

Mrs. Fields Gifts

        Mrs. Fields Gifts Revenues.  Mrs. Fields Gifts revenues were $30.7 million for fiscal year 2006, an increase of $600,000 or 1.9 percent from $30.1 million for fiscal 2005.  Gifts revenues consist of sales through our catalog and website as well as affiliations with other websites and sales to large corporate accounts for gifting purposes and commercial airlines.  The increase in revenues in fiscal 2006 was due to the following increases in sales through:

•                  Internet search engines of $1.1 million:

•                  our partners and affiliates of $600,000; and

•                  national accounts of $400,000.

        These increases were partially offset by reductions in sales through our catalog and website of $1.0 million and airline and other customers of $500,000.

        Mrs. Fields Gifts Expenses.  Mrs. Fields Gifts expenses are comprised of cost of sales for products sold, selling and promotional expenses and direct operating costs of this segment.  Mrs. Fields Gifts expenses were $32.4 million for fiscal 2006, an increase of $4.0 million or 13.9 percent from $28.4 million for fiscal 2005.  This increase in expenses was due to the following:

•                  cost of goods sold of $3.0 million due to increases in raw materials, production costs and freight expenses;

•                  facility expenses of $1.0 million primarily due to accrued rents on the former gifting facility;

•                  severance compensation related to this business segment of $400,000:

•                  compensation and related costs of $300,000;

•                  utilities and occupancy costs of $200,000;

•                  insurance costs of $100,000;

•                  moving costs to our new facility of $100,000; and

•                  other costs of $100,000.

        The foregoing increases were partially offset by the following decreases:

•                  professional fees of $800,000 for consultants in fiscal 2005 for the assistance and development of our gifting business strategy;

•                  recruiting and relocation costs of $300,000; and

•                  bad debt expense of $100,000.

Mrs. Fields Branded Retail

        Mrs. Fields Branded Retail Revenues.  Mrs. Fields Branded Retail net sales were $11.0 million for fiscal 2006, an increase of $10.7 million from $300,000 for fiscal 2005.  Following the termination of certain license agreements with Shadewell Grove IP, LLC (“ Shadewell”), in July 2006 we commenced selling Mrs. Fields branded shelf stable cookies directly through retail channels.  Prior to this time, our branded retail revenues consisted only of sales of Mrs. Fields branded cookie dough directly through retail channels.

        Mrs. Fields Branded Retail Expenses.  Mrs. Fields Branded Retail expenses are comprised of cost of sales for product sold, selling and promotional expenses and other direct operating expenses of this segment.  Mrs. Fields Branded Retail expenses were $11.4 million for fiscal 2006, an increase of $11.2 million from $200,000 for fiscal 2005.  This increase was primarily due to the operating costs associated with the new branded retail activities which commenced in July 2006, increases in severance costs of $400,000 associated with the management reorganization and professional fees paid to Shadewell of $400,000.

Mrs. Fields Franchising

        The following table details the YOY percentage change in same store sales:

	Fiscal Year Ended
	December 30,	December 31,
	2006	2005

Mrs. Fields	(1.7)%	(0.6)%

        Our Mrs. Fields concept’s YOY same store sales were a negative 1.7 percent for fiscal 2006 compared to a negative 0.6 percent for fiscal 2005.  Decreased YOY same store sales for our Mrs. Fields concept were a result of lower customer counts which led to a decrease in sales during the key holiday seasons.

        Mrs. Fields Franchising Revenues. Mrs. Fields Franchising revenues were $8.5 million in fiscal 2006, a decrease of $700,000 or 8.0 percent from $9.2 million in fiscal 2005.  The decrease in revenues in our Mrs. Fields franchise system was principally attributable to the following:

•                  lower initial franchise fees of $300,000;

•                  allowances earned from our beverage vendors and product formulation revenues generated by purchases of certain bakery products by franchisees of $300,000; and

•                  royalties of $100,000 primarily due to decreases in YOY same store sales.

        The decrease in initial franchise fees was due to initial franchise fees earned in Canada in fiscal 2005 of $200,000 that were not repeated in fiscal 2006 and lower average initial franchise fees earned for new store openings in fiscal 2006 compared to fiscal 2005.

        Mrs. Fields Franchising Expenses.  Mrs. Fields Franchising expenses are comprised primarily of the following:

•                  operation and supervision expenses wherein we provide support, direction and supervision to the franchisees; and

•                  development and support expenses including product development costs, expenses relating to new franchise development, marketing and advertising, bad debt expense and other direct franchising expenses.

        Mrs. Fields Franchising expenses were $2.5 million for fiscal 2006, a decrease of $300,000 or 12.9 percent from $2.8 million for fiscal 2005.  This decrease was due to the following:

•                  reductions in brand investment initiatives of $300,000;

•                  franchise development costs of $200,000; and

•                  costs associated with royalty assurance of $100,000.

        The foregoing decreases were partially offset by the following increases:

•                  compensation and related benefits of $200,000; and

•                  bad debt expense of $100,000 associated with our franchisees.

Mrs. Fields Licensing

        Mrs. Fields Licensing Revenues.   Mrs. Fields Llicensing revenues were $1.8 million for fiscal 2006, a decrease of $2.2 million or 54.2 percent from $4.0 million for fiscal year 2005.  This decrease was due primarily to the following:

•                  licensing royalties earned under our licensing agreement with Shadewell for the sale of Mrs. Fields branded shelf stable cookies of $1.9 million;

•                  licensing royalties earned under an agreement for the sale of Mrs. Fields branded premium hot cocoa that was terminated in early fiscal 2005 of $100,000;

•                  licensing royalties earned under a license agreement with Americana of $100,000; and

•                  royalties earned under other licensed products of $100,000.

        We do not anticipate earning any further royalties under the terminated license agreements for the sale of Mrs. Fields branded shelf stable cookies or for TCBY branded frozen products under a license agreement with Americana.

        Mrs. Fields Licensing Expenses.  Mrs. Fields Licensing expenses are comprised of selling and promotional expenses, bad debt and other direct operating expenses of this segment.  Mrs. Fields Licensing expenses were $1.4 million for fiscal 2006, an increase of $300,000 or 24.6 percent, from $1.1 million for fiscal 2005.  This increase was due principally to the following:

•                  bad debt expense as a result of the termination of our license agreements for the sale of Mrs. Fields branded shelf stable cookies of $300,000; and

•                  bad debt expense related to Americana of $300,000 .

        The foregoing increases were partially offset by a decrease in legal costs of $300,000 for the termination of license agreements for the sale of Mrs. Fields branded shelf stable cookies.

GAC/Pretzels

        The following table details the YOY percentage change in same store sales:

	Fiscal Year Ended
	December 30,	December 31,
	2006	2005

GAC	3.0%	4.8%
Pretzel Time	8.0%	2.7%
Pretzelmaker	10.5%	10.7%

        Our GAC concept experienced its third consecutive year of YOY same store sales growth.  Our GAC concept YOY same store sales were 3.0 percent for fiscal 2006 compared to 4.8 percent for fiscal 2005.  The three significant contributors to fiscal 2006 growth were:

•                  continued growth in higher priced Cookie Cakes;

•                  products, such as Disney’s Winnie the Pooh cookies and merchandise, Chocolate Peanut Butter Supreme Brownie, White Chunk Cranberry Cookie; and

•                  a cookie price increase.

        Our pretzel concepts, Pretzel Time and Pretzelmaker, had positive YOY same store sales growth of 8.0 percent and 10.5 percent, respectively, for fiscal 2006 compared to 2.7 percent and 10.7 percent, respectively, for fiscal 2005.  This growth over the prior year was driven by new and fresher tasting dough and a focus on high margin pretzel bites and Breezer frozen beverages.

        GAC/Pretzels Revenues.  The GAC/Pretzels revenues were $31.8 million for fiscal 2006, an increase of $2.1 million or 7.1 percent from $29.7 million for fiscal 2005.  This increase in revenues was primarily due to the following

•                  batter purchases of $1.6 million by our GAC franchisees as a result of continued positive YOY same store sales by our franchisees; and

•                  royalties of $800,000 primarily due to a price increase to our franchisees of 5.0 percent effective April 2006.

        The forgoing increases in revenues were partially offset by the following decreases;

•                  product formulation revenues of $200,000 earned through our GAC/Pretzel franchise system; and

•                  initial franchise fees due to initial franchise fees earned in Canada from our Pretzelmaker concepts in fiscal 2005 of $100,000 that were not repeated in fiscal 2006 and  lower average initial franchise fees earned for new store openings in fiscal 2006 compared to fiscal 2005.

        GAC/Pretzels Expenses.  GAC/Pretzels expenses are comprised primarily of:

•                  operation and supervision expenses wherein we provide support, direction and supervision to the franchisees;

•                  development and support expenses including product development costs, expenses relating to new franchise development, marketing and advertising, bad debt expense and other direct franchising expenses; and

•                  cost of product sales associated with our GAC manufacturing facility including raw ingredients, labor and other manufacturing costs.

        GAC/Pretzels expenses were $15.0 million for fiscal 2006, an increase of $700,000 or 5.1 percent from $14.3 million for fiscal 2005.  This increase was due to the following:

•                  operating expenses at our GAC manufacturing facility of $700,000 as result of its increased sales;

•                  compensation and related benefits of $300,000; and

•                  franchise development costs of $300,000.

        The foregoing increases were partially offset by reductions in brand investment initiatives of $500,000 and costs associated with royalty assurance of $100,000.

Dairy

        The following table details the YOY percentage change in same store sales:

	Fiscal Year Ended
	December 30,	December 31,
	2006	2005

TCBY	(1.3)%	(0.8)%

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

        Dairy Revenues.  The Dairy revenues were $12.7 million for fiscal 2006, a decrease of $1.9 million or 12.7 percent from $14.6 million in fiscal 2005.  This decrease in revenues was primarily due to the following:

•                  fewer product formulation revenues generated by purchases of TCBY products by franchisees of $1.0 million or 10.7 percent;

•                  royalties of $500,000 or 9.2 percent; and

•                  initial franchise fees of $400,000 or 64.2 percent.

The decrease in royalties and product formulation is principally attributable to approximately 3,800 or 11.3 percent fewer unit weeks and a decrease in our franchisees’ YOY same store sales of 1.3 percent.  We anticipate that our dairy unit weeks will continue to decline in the near future, at least until our reconcepting tests for Yovana and the rollout in fiscal year 2007 of the Beriyo line of smoothie products to TCBY traditional stores are completed.  We have concluded our test of Beriyo as a conversion option for existing TCBY stores and do not currently plan on offering a Beriyo conversion program in the near future.  We plan on paying certain costs and expenses in fiscal year 2007 in connection with the conclusion of this phase of the Beriyo test.

        Dairy Expenses.  Dairy expenses are comprised primarily of:

•                  operation and supervision expenses wherein we provide support, direction and supervision to the franchisees: and

•                  development and support expenses including product development costs, expenses relating to new franchise development, marketing and advertising, bad debt expense and other direct franchising expenses of this segment.

The Dairy expenses were $6.4 million for fiscal 2006, an increase of $1.8 million or 40.5 percent from $4.6 million for fiscal 2005.  This increase was primarily due to the following:

•                  advertising costs of $500,000;

•                  distribution costs of $500,000;

•                  severance compensation of $500,000 as a result of of the management reorganization;

•                  bad debt of $400,000 associated with Americana;

•                  compensation and related benefits of $200,000;

•                  franchise development costs of $200,000;

•                  costs of $200,000 associated with Beriyo and Yovana new store designs; and

•                  bad debt expense of $100,000 associated with our franchisees.

        The foregoing increases were partially offset by the following decreases;

•                  brand initiatives of $700,000; and

•                  costs of $100,000 associated with royalty assurance.

Other

        General and Administrative Expense.  General and administrative expenses were $11.8 million for fiscal 2006, an increase of $3.2 million or 37.5 percent, from $8.6 million for fiscal 2005.  This increase was primarily due to:

•                  a reduction in the amount we received for management services provided to our parent company, MFOC, of $1.7 million;

•                  increases in severance costs of $900,000 associated with our management reorganization;

•                  professional fees of $700,000 primarily associated with potential debt refinancing alternatives;

•                  rent reimbursement amount of $200,000 as a result of the decrease in the number of stores owned and operated by MFOC;

•                  salaries and related benefits of $200,000;

•                  health insurance expense of $200,000; and

•                  expense of $100,000 due to shared resources related to purchasing and corporate salaries.

        The foregoing increases were partially offset by reductions in recruiting and relocation of $600,000 and professional fees of $200,000 associated with information technology services and internal controls.

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

        Impairment of Goodwill and Intangible Assets.  For fiscal 2006, we recorded an impairment charge of $14.6 million compared to $43.7 million for fiscal 2005 to reduce the carrying value of goodwill associated with our Dairy reporting unit.  This impairment was principally the result of the eroding dairy franchise operations evidenced by fewer locations, consistent negative YOY same store sales by our dairy franchisees and our inability to locate and open a significant number of new or additional franchise locations.  These factors have resulted in continued decreases in franchise royalties and yogurt formulation revenues from our dairy franchise system.

Consolidated Financial Condition

        Total assets at December 30, 2006 were $121.7 million, a decrease of $18.2 million or 13.0 percent from $139.9 million at December 31, 2005.  This decrease in assets was primarily attributable to the following:

•                  cash and cash equivalents of $7.7 million;

•                  prepaid expenses and other assets of $400,000;

•                  deferred tax assets of $200,000;

•                  goodwill of $14.6 million;

•                  trademarks and other intangible assets, net of $2.0 million; and

•                  deferred loan costs of $800,000.

        The foregoing decreases in assets were partially offset by the following increases:

•                  receivables, net of $2.6 million;

•                  inventories of $1.1 million; and

•                  net property and equipment of $3.8 million.

        Total liabilities at December 30, 2006 were $227.5 million, an increase of $6.2 million or 2.8 percent from $221.3 million at December 31, 2005.  This increase in liabilities was primarily attributable to the following:

•                  accounts payable of $3.1 million;

•                  accrued liabilities of $2.5 million; and

•                  other liabilities of $1.3 million.

        The foregoing decreases in liabilities were partially offset by the following increases:

•                  amounts due to affiliates of $200,000;

•                  capital lease obligations of $100,000; and

•                  deferred revenues and other liabilities of $400,000.

Consolidated Cash Flows

        Net cash flows used in operating activities were $2.2 million for fiscal 2006, a decrease of $8.8 million from net cash flows provided by operating activities of $6.6 million for fiscal 2005.  This decrease was principally due to decreases in contribution by our operating segments of $9.0 million and an increase in general and administrative expenses of $3.1 million funded through changes in our working capital of $3.3 million.

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

Net cash flows used in financing activities were negligible for fiscal year 2006 and 2005.

Liquidity and Capital Resources

        Our principal sources of liquidity are cash on hand and cash flows generated from the sale of operating assets, the latter to the extent not otherwise restricted by our Indenture.  At December 29, 2007, we had $11.4 million of cash on hand, excluding the $20.0 million of restricted cash.  We expect that our principal uses of cash will be for working capital, capital expenditures and semi-annual interest payments of $20.5 million on our Senior Secured Notes, of which $10.25 million will be due on September 15, 2008 and March 15, 2009.  In addition, to the extent we have cash available and it is permitted by the indenture governing the Senior Secured Notes, we may pay dividends to our parent companies for uses such as acquisitions, debt repayments and dividends.  We do not expect to be required, but we may offer, to repurchase a portion of the Senior Secured Notes as described below.

        We are highly leveraged.  At December 29, 2007, we had $195.7 million of long-term debt represented by the Senior Secured Notes.  The Senior Secured Notes mature on March 15, 2011, with interest payable semi-annually on March 15 and September 15.  Due to borrowing restrictions under the indenture governing the Senior Secured Notes, our ability to obtain additional debt financing is significantly limited.  The Senior Secured Notes require us to offer to repurchase a portion of the notes at 100 percent of the principal amount, plus accrued and unpaid interest thereon to the date of purchase, with 50 percent of our “excess cash flow,” as defined in the indenture agreement, when the ratio of our net indebtedness to consolidated EBITDA is above 3.75 to 1.0 and the cumulative unpaid excess cash flow offer amount exceeds $10.0 million.  We do not anticipate that our “excess cash flow” will exceed the levels that would require us to offer to repurchase a portion of the notes described above.

Our consolidated financial statements, contained elsewhere in this report, were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, our ability to operate profitably and to generate positive cash flows from operations.  We have suffered recurring net losses and negative cash flows from operations and have a net member’s deficit at December 29, 2007.  As a result, we may be unable to make our scheduled semi-annual interest payments on our Senior Secured Notes commencing September 2008 in the amount of $10.2 million. Failure to make the scheduled semi-annual interest payments would constitute an event of default under the Indenture which could cause the Senior Secured Notes to become immediately due and payable.  We do not currently have the ability to repay the Senior Secured Notes should they become due and payable.  These matters raise substantial doubt about our ability to continue as a going concern.  We are pursuing various actions to improve our results of operations, cash flows and financial position.  These actions include, but are not limited to, the following:

•                  staff reductions and other initiatives to reduce expenses and increase revenues;

•                  reinvestment of net proceeds from the sale of the Pretzel and GACCF, LLC  (“GACCF”) and GAMAN, LLC, formerly Great American Cookie Company Franchising, LLC and Great American Manufacturing, LLC (collectively with GACCF, “GAC”) businesses into higher yielding investments;

•                  restructuring of the Company’s Senior Secured Notes; and

•                  raising additional equity capital.

Management and our major shareholder have engaged Blackstone Advisory Services (“Blackstone”) to assist in reviewing our strategic alternatives for raising additional equity capital and restructuring our Senior Secured Notes.  Blackstone and management are working with a committee of noteholders representing approximately 70 percent of the outstanding Senior Secured Notes on a proposal to restructure our Senior Secured Notes.  Management expects to be able to renegotiate the terms of our Senior Secured Notes on terms that are favorable to the Company; however no assurances can be provided.  There can be no assurance that any of the strategic alternatives being considered will be successful or that our results of operations, cash flows and financial position will improve, absent successful execution of some or all of the alternatives being considered.

Contractual Obligations

        The following table reflects our future contractual obligations as of December 29, 2007 (in thousands):

	Payments Due by Fiscal Year
Contractual Obligations	Total	2008	2009 - 2010	2011 - 2012	After 2013
Senior Secured Notes	$195,747	$—	$—	$195,747	$—
Interest on Senior Secured Notes	71,722	20,492	40,984	10,246	—
Capital lease obligations (including interest)	528	131	190	179	28
Operating leases	14,259	2,423	5,019	2,851	3,966
Total Contractual Obligations	$282,256	$23,046	$46,193	$209,023	$3,994

We have entered into a supply agreement to buy frozen dough products, which stipulates minimum annual purchase commitments of not less than 12.5 million pounds of products, approximately $14.8 million based on weighted average prices in effect December 29, 2007, each year through the end of the contract, December 2011.  These annual purchase commitments are satisfied primarily through the direct purchase of frozen dough products by our franchisees.  Should we fail to meet the annual minimum commitment, the supplier’s sole remedy, at its option, is to negotiate with us in good faith on the conversion cost based on market prices in the industry.  Since these purchase commitments do not represent cash obligations to us, we have not included them in our contractual obligations table.

Certain Information Concerning Off-Balance Sheet Arrangements

As of December 29, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  We are, therefore, not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Seasonality

Our sales and contribution from franchisees’ store operations are highly seasonal, but our various brands experience counteracting overall seasonal effects.  Our Mrs. Fields stores, primarily located in malls, tend to mirror customer traffic flow trends in malls, which increase significantly during the fourth quarter, primarily between Thanksgiving and the end of the calendar year.  Holiday gift purchases also are a significant factor in increased sales in the fourth quarter.  However, Dairy stores experience their strongest sales periods during the warmer months from late Spring through early Fall, which helps to balance the impact of seasonality on our operations.  The combined revenues for each quarter of the Mrs. Fields Franchising and Dairy operating segments as a percentage of total combined revenues for the fiscal year ended December 29, 2007 were 24.2 percent for the first quarter, 28.5 percent for the second quarter, 25.6 percent for the third quarter and 21.7 percent for the fourth quarter

Our sales and contribution from our gifts segment are highly seasonal primarily due to holiday gift purchases that increase sales in the fourth quarter.  Sales in the fourth quarter of fiscal year 2007 were $17.6 million, which represents 56.8 percent of total sales and contribution of the gifts segment for the year ended December 29, 2007.

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

        We receive cash payments for product formulation fees and allowances from suppliers based on the amount of product purchased directly by our distributors and franchisees.  These product formulation fees and allowances include cash payments to us for the right to use our proprietary formulations and recipes to manufacture the frozen dough, dough mixes and TCBY products these suppliers sell to our franchisees.  Formulation fees and allowances are recorded as revenues within the Mrs. Fields Franchising, GAC/Pretzels and Dairy operating segments upon shipment of product to our distributors or franchisees.  Included in revenues in each of the operating segments for such formulation fees and allowances are the following (in thousands):

	December 29,	December 30,
	2007	2006
Mrs. Fields	$1,870	2,100
GAC/Pretzels	970	1,337
Dairy	5,696	8,021
	$8,536	$11,458

        In March 2003, we received $2.0 million from a supplier as an advance to maintain and expand beverage concepts at our franchised store locations.  This advance is being recognized as franchising revenue on a ratable basis over the six-year term of the agreement.

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

        On an annual basis (during the fourth quarter), or more frequently if circumstances indicate potential impairment, we perform an assessment for impairment of our goodwill associated with each of our reporting units, by comparing each reporting unit’s fair value with its carrying value.  The estimated fair value of goodwill is affected by, among other things, operating results, our business plan for the future, estimated results of future operations and the comparable companies and transactions that are used to estimate the fair value of our goodwill.  To the extent that the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value.  Changes in our business plan or operating results that are different than the projections used to develop the reporting unit’s fair value may have an impact on the valuation of goodwill.

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

New Accounting Pronouncements Not Yet Adopted

        In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for acquisitions in fiscal years beginning after December 15, 2008 and will be adopted on December 30, 2008.

In February 2007, the FASB issued SFAS No. 159, (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.”  SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value.  SFAS 159 gives a company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal year 2008.  The adoption of SFAS 159 is not expected to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007. Subsequently, the FASB provided for a one-year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis.  We are currently evaluating the impact of adopting the provision of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis. The Company does not expect this guidance for financial assets and liabilities to have a material impact on our consolidated financial position and results of operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Our major market risk exposure is changing interest rates.  We do not hedge against changes in interest rates.

The table below provides information about our financial instruments that are sensitive to changes in interest rates in the event of refinancing, including principal cash flows and related weighted average interest rates by year of expected maturity dates, based on the amount of indebtedness at December 29, 2007.

	Expected Maturity Date
Liabilities	2008	2009	2010	2011	2012	Total
	(Dollars in thousands)
Long-term debt, including current portion (fixed rate)	$—	$—	$—	$195,747	$—	$195,747
Weighted average interest rate	—	—	—	10.47%	—	10.47%

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

        The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the CEO and CAO concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, are not operating effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, reported in a manner and within the time periods specified in the SEC’s rules and forms, due to the material weaknesses described below. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

        Management’s Annual Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 29, 2007, using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

        Management identified internal control deficiencies, none of which individually were considered material; however, when considered in the aggregate, in management’s judgment, represented a material weakness in internal control over our information technology function: policies and procedures around change management, backup and recovery, security and datacenter incident management require development and adoption, system access controls are not in place and are not monitored, and segregation of duties within systems are inadequate.

        There were deficiencies identified in the following areas of our general control environment which, when considered in aggregate, constitute a material weakness over financial reporting in internal control. The control deficiencies generally related to: lack of segregation of duties within the purchasing and accounts payable processes, lack of financial reconciliation between systems at month end, and inadequate inventory controls related to segregation of duties and physical inventory reconciliations.

Management has determined that both of the aforementioned deficiencies constitute a material weakness in our internal controls over financial reporting as of December 29, 2007. Accordingly, management concluded that we did not maintain effective internal control over financial reporting as of December 29, 2007. However, management has performed additional procedures in our accounting close for fiscal year 2007 to ensure the accuracy of the consolidated financial statements. The potential for material misstatement without these additional procedures still exists.

        This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Management’s Plan for Remediation

        While we have not fully remediated the control deficiencies discussed above during the fiscal year ended December 29, 2007, the Company is in the process of taking corrective action to remediate the material weaknesses through the upgrade of their accounting system and the development of information technology and accounting policies and procedures.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended December 29, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

        None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Managers and Executive Officers

        The following table sets forth certain information regarding the managers, executive officers and certain other officers, of the Company as of March 1, 2008.  Each of the managers and executive officers serve for a one-year term and until their successors are elected and qualified.

Name	Age	Position
Stephen Russo	58	Manager, President and Chief Executive Officer
Steven K. Passey	45	Vice President, Chief Accounting Officer and Treasure
Michael R. Ward	49	Executive Vice President, Chief Legal Officer and Secretary
Greg Berglund	41	President, Mrs. Fields Gifts, Inc.
John Lauck	52	President of the Mrs. Fields Division of the Company
Gregory K. Barber	35	President, TCBY
Jon M. Biotti	39	Manager
John D. Collins	69	Manager
George N. Fugelsang	67	Manager
Peter W. Mullin	67	Manager
Don Rice	59	Manager
John D. Shafer	63	Manager
Christopher Wright	50	Manager

        Mr. Russo has been President, Chief Executive Officer (“CEO”) and Manager of the Company since March 2004 and has been President, Chief Executive Officer and a Director of Mrs. Fields’ Original Cookies, Inc. (“MFOC”), Mrs. Fields’ Holding Company, Inc. (“MFH”) and Mrs. Fields’ Companies, Inc. (“MFC”) since May 2003. He was the President of the TCBY Division of the Company from January 2007 to October 2007.  From July 1997 to April 2003, Mr. Russo was Retail Operations Officer for Allied Domecq QSR, where he was responsible for 10,700 units and total system wide sales of $4.2 billion for brands such as Dunkin’ Donuts, Baskin Robbins and Togo’s.  From January 1978 to June 1997, Mr. Russo served in various capacities for Dunkin’ Donuts.  Mr. Russo also has experience serving as President of Mister Donut and a multi unit supervisor of a McDonald’s licensee.

        Mr. Passey has been Vice President, Chief Accounting Officer (“CAO”), Corporate Controller and Treasurer since October 2007.  Mr. Passey joined the Company in April 2007 as Vice President and Corporate Controller.  From September 2006 to March 2007, Mr. Passey was Chief Financial Officer (“CFO”) of EduSource.  From December 2004 to September 2006, Mr. Passey served as Director of SEC Compliance and Reporting for Extra Space Storage and from January 2001 to December 2004 was a Senior Manager for Ernst & Young, LLP.

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

        Mr. Barber has been President of TCBY since October 2007.  Between January 2007 and October 2007, Mr. Barber served as CFO, Executive Vice President and Treasurer of the Company, MFOC, MFH and MFC.  Between May 2005 and January 2007, Mr. Barber served as the Company’s Vice President of Strategy and Business Development.  Mr. Barber was Director of Strategy at NCH Corporation from October of 2002 to May of 2005 and a consultant at Bain and Company from August 2000 to September 2002.

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

        Mr. Collins has been a Manager of the Company and a Director of MFH and MFC since December 2004.  Since July 1999, Mr. Collins has worked as a consultant to non-public companies.  From June 1999 to June 2000, Mr. Collins was a consultant to KPMG LLP.  Prior to June 1999, Mr. Collins was a partner for KPMG LLP.  Mr. Collins currently serves as a member of the Board of Directors of Excelsior Funds.  Mr. Collins is also a member of the Board of Trustees and Chairman of the Finance Committee of LeMoyne College in Syracuse, New York, a member of the board of Columbia Atlantic funds, a supervisor/director of Suburban Propane, L.P.  and a director of Montpelier Re.

        Mr. Fugelsang has been a Manager of the Company and a Director of MFH and MFC since May 2004. From May 2004 to December 2004, Mr. Fugelsang was a Director of MFOC.  From 1994 through 2001, Mr. Fugelsang was CEO North America for the Dresdner Bank Group, based in New York City.  Mr. Fugelsang is a director of ART, Advanced Research Technologies.  Mr. Fugelsang is also a member of the international advisory board of the Monterey Institute of International Studies.

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

        Mr. Rice has been a Manager of the Company and a Director of MFH and MFC since December 2006.  From January 1992, he has been the Managing Partner of RSTW, a private Equity and Mezzanine fund.  Since December 2005, he has served as Chairman and CEO of Ascend Acquisition Corp.  He is a member of the Board of Directors and Audit Committee of NationsHealth, Inc.

        Mr. Shafer has been Manager of the Company and Director of MFH and MFC since April 2005.  Mr. Shafer has been retired since 2003.  Mr. Shafer served as CEO of Allied Domecq, QSR from 1998 through January 2003 and served as Chief Operating Officer from 1996 to 1998 of Allied Retailing.  Mr. Shafer served in various capacities of Dunkin’ Donuts, Inc from 1972 to 1996 including President from 1992 to 1996.  Mr. Shafer also serves on the Board of Directors for Papa Murphy’s take and bake pizza.

        Mr. Wright has been a Manager of the Company since March 2004 and has been a Director of MFH and MFC since February 2002.  From February 2002 until December 2004, Mr. Wright was a Director of MFOC.  Since 2003, Mr. Wright has been an Advisory Director at Campbell lutyens @ Co. Ltd.  From 1995 to June 2002, Mr. Wright served as CEO of Dresdner Kleinwort Capital, LLC, the private equity business of Dresdner Bank Group and from 2002 to June 2003 as Managing Director of Dresdner Kleinwort Wasserstein LLC.  Mr. Wright is a Director and serves on the corporate governance and audit committees of the Board of Directors of Roper Industries, Inc.  Mr. Wright has also been a Director of Merifin Capital, a private investment group since 1989 and serves as director and advisory board member of several other privately-held companies in the United States and Europe.

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

        Audit Committee.  The Audit Committee is composed of Messrs. Collins (Chairperson), Wright, Rice and Biotti.  The purpose of the Audit Committee is to provide assistance to the Board of Managers in fulfilling their oversight responsibilities relating to the Company’s consolidated financial statements and financial reporting process and internal controls in consultation with the Company’s independent registered public accounting firm and internal auditors.  The committee also is responsible for ensuring that the independent registered public accounting firm submits a formal written statement to the Company regarding relationships and services which may affect the independent registered public accounting firm’s objectivity and independence.

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

Item 11.  Executive Compensation

Compensation Discussion and Analysis

        The following discussion and tables set forth information with regard to compensation for services rendered in all capacities to the Company and its subsidiaries during the Company’s fiscal year ended December 29, 2007, by the CEO, CAO, the three most highly compensated executive officers of the Company other than the CEO and CAO who were serving as executive officers at the end of the last completed fiscal year and two additional individuals who served as CFO or CAO for a portion of its last completed fiscal year but no longer do so  (collectively, the “Named Executive Officers”). The information discussed below reflects compensation earned by such individuals for services with MFC and its subsidiaries during the covered periods.

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

        Bonus Program.  Typically, the Company identifies whether an executive will participate in its bonus program at the time an offer of employment is extended.  A participant’s position within the Company’s organization hierarchy is considered when setting a participant’s level of participation in the program, expressed as a percentage of base salary.  Sometimes, however, participation is subsequently extended, or bonus levels are increased, to reward individual performance, recognize a promotion or retain key employees.  All of the Named Executive Officers are participants at various levels, from 40 percent to 100 percent of base salary, in the Company’s bonus program.  The Company is not required to maintain a bonus program, but if it chooses to do so, it has agreed to extend participation to certain employees, including the Named Executive Officers.

        Historically, the bonus program has been funded at levels based on Company performance targets and any payments are allocated or adjusted based on any individual performance targets.  The Company believes that rewarding exceptional performance most appropriately rewards participants and best aligns individual executives with the Company’s goals.  In March 2008, the Company paid $1.5 million to eligible employees for fiscal year 2007 bonuses earned under this program.

        During fiscal year 2007, the Company committed to pay retention bonuses to certain employees, based on individual contributions and commitments to remain at the Company during transition periods associated with the sale of the assets of its Pretzel Time, Pretzelmaker and Great American Cookies brands.

        The Company is currently finalizing the details of its fiscal year 2008 bonus program, which will be subject to the approval of the Compensation Committee.  The Company currently anticipates that the program will be similar to the fiscal year 2007 bonus program, but with different performance targets that will be consistent with the Company’s projected financial results.

        Long-Term Compensation

        Phantom Stock Plan.  Effective May 23, 2004, the Board of Directors of MFC (the “Board of Directors”) adopted the Phantom Stock Plan of Mrs. Fields’ Companies, Inc. (the “Phantom Plan”).  The purpose of the Phantom Plan is to provide long-term incentives to key employees of MFC or its subsidiaries (the “Participants”) as determined by the Compensation Committee of the Board of Directors (the “Committee”).  The Phantom Plan is unfunded and Participants do not receive any payment under the Phantom Plan until the completion of the first to occur of: (i) a sale of substantially all of the assets of MFC; (ii) a public offering of MFC’s Common Stock where MFC receives proceeds, net of any underwriter’s discounts and expenses, of not less than $50 million; or (iii) any stock sale, merger or other transaction where the owners of Common Stock immediately before the transaction do not own in excess of 50 percent of the common stock of the entity surviving such sale, merger or other transaction (a “Triggering Event”).

        Participants receive performance units in amounts recommended by MFC’s CEO and determined by the Committee.  Once issued, performance units may only be forfeited upon certain events, such as a participant’s voluntary termination or termination for cause.  Additionally, the Phantom Plan may be terminated by the Board of Directors at any time at its sole discretion.  Upon the completion of a Triggering Event, Participants receive payments reflecting the number and value of their performance units at the time of the completion of the Triggering Event.  Payments to Participants may be made in cash or through issuance of equity securities of MFC, as determined by the Committee, at which time MFC will recognize compensation expense. The value of a performance unit at the completion of a Triggering Event is the value of one share of common stock of MFC as determined in good faith by the Board of Directors.  If the Board of Directors determines the need, it may seek the advice of an independent advisor.

        The maximum number of performance units that may be granted under the Phantom Plan is one million units. Subdivisions, splits or combinations involving MFC’s Common Stock will proportionately affect the number of performance units that have been awarded under the Phantom Plan.  In May 2004, the Committee approved the grant of up to 392,418 performance units allocated among Participants as determined by the Committee.  In March 2006, the Committee approved the grant of up to 182,274 additional units to Participants identified by the Committee, resulting in total authorized grants of up to 574,692 performance units.  During fiscal year 2007, no performance units were granted to Participants.  Future grants, if any, shall also be determined by the Committee.  As of December 29, 2007, a total of 460,130 performance units were issued and outstanding.   Certain of the Named Executive Officers currently employed by the Company are Participants and have received grants of units as more fully described elsewhere in this Item 11.

        Effective September 2004, MFC terminated its Employee Stock Option Plan (the “Plan”) pursuant to the provisions of the plan.  No further options will be granted under the Plan.  Valid and outstanding options granted to plan participants prior to the termination were unaffected by the termination.  The remaining 10,000 outstanding options expired without exercise in March 2007.  As of December 29, 2007, there were no issued or outstanding options under the Plan.

        401(k) Plan.  The Company also offers a voluntary 401(k) plan to all eligible employees, including the Named Executive Officers.  Under the terms of the 401(k) plan, the Company has the obligation to match 100 percent of the first three percent of salary and 50 percent of the next two percent of salary of each participant’s contribution.   The Company funded this match for plan participants in fiscal year 2007 and currently plans to do so in fiscal year 2008.

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

        No other Named Executive Officer has an employment agreement with the Company, but each of the Named Executive Officers currently employed by the Company except Messrs. Russo and Ward has an arrangement with the Company granting them the right to participate in the Company’s bonus program and benefit plans and providing certain severance payments to them in the event of termination without cause.  More information about these arrangements is included elsewhere in this Item 11.

Summary Compensation Table

        The following table sets forth information with regard to compensation for services rendered in all capacities to the Company and its subsidiaries by the Named Executive Officers.  The information set forth in the table reflects compensation earned by such individuals for services with MFC and its subsidiaries during the covered periods.  In accordance with the rules of the Securities and Exchange Commission related to Executive Compensation disclosure, this table includes newly required information only for the Company’s 2007 and 2006 fiscal years.

SUMMARY COMPENSATION TABLE

Change in
Pension
Value and
						Non-Equity	Nonqualified	(3)
						Incentive	Deferred	All Other
			(2)	Stock	Option	Plan	Compensation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Stephen Russo President and Chief Executive Officer	2007 2006 2005	456,032 445,000 440,625	439,952 — —	— — —	— — —	— — —	— — —	48,071 48,389 31,616	944,055 493,389 472,241

Steven K. Passey (4) Vice President, Chief Accounting Officer and Treasurer	2007	110,875	55,000	—	—	—	—	1,478	167,353

Michael R. Ward Executive Vice President, Chief Legal Officer and Secretary	2007 2006 2005	318,500 310,000 276,499	225,001 — —	— (1) —	— — —	— — —	— — —	23,455 21,460 18,184	566,956 331,460 294,683

John Lauck President, Mrs. Fields Division of the Company	2007 2006 2005	371,459 362,250 358,677	150,000 — —	— (1) —	— — —	— — —	— — —	24,071 20,590 5,415	545,530 382,840 364,092

Greg Berglund President, Mrs. Fields Gifts, Inc.	2007 2006 2005	350,000 350,000 139,854	175,000 94,000 134,000	— (1) —	— — —	— — —	— — —	9,298 9,457 199,611	534,298 453,457 473,465

Former Officers

Gregory K. Barber (5) Executive Vice President, Chief Financial Officer and Treasurer	2007	267,084	198,804	—	—	—	—	16,387	482,275

Mark C. McBride (6) Senior Vice President, Chief Accounting Officer and Treasurer	2007 2006	14,154 215,000	—	—	—	—	—	34,269 251,361	48,423 466,361

(1)          Each of Messrs. Ward and Lauck received a Phantom Unit Grant Agreement for 60,758 performance units and Mr. Berglund received 36,456 performance units under the Phantom Plan during fiscal year 2006.  These grants are considered “stock rights” because they may be settled, upon certain triggering events, by issuance of MFC’s common stock.  However, since the triggering events may never occur and are currently not probably under SFAS 123(R) and the plan is subject to termination by the Board at any time, no expense is recorded until the triggering event is probable under SFAS 123(R).

(2)          The bonus payments to all named executive officers include accelerated bonus payments made on August 15, 2007 under the officers’ existing bonus arrangements for fiscal year 2007 with Mrs. Fields.  The bonus payments also include the balance of bonuses for the

2007 fiscal year under such arrangements, which were paid on March 14, 2008.  Bonus payments to Messrs. Russo, Ward, Passey and Barber include bonuses paid to them on August 10, 2007 to compensate them for their contributions to our sale of our Pretzel businesses.

(3)          Includes the following elements of compensation over $10,000: (A) Mr. Russo: $20,000 car allowance and $17,115 cash received in lieu of accrued vacation (“vacation cashout”);  (B) Mr. Ward: $11,923 vacation cashout; (C) Mr. Lauck: $14,432 for vacation cashout; (D) Mr. Barber: $10,778 for the Company’s matching contribution to Mr. Barber’s 401(k) account; and (E) Mr. McBride:  $25,102 vacation cashout paid upon Mr. McBride’s termination.

(4)          Mr. Passey joined the company in March 2007 and became our Chief Accounting Officer and Treasurer in October 2007.

(5)          Mr. Barber was appointed President of TCBY in October 2007 and resigned his position as Executive Vice President, CFO and Treasurer as of the same date.

(6)          Mr. McBride’s employment was terminated in January 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                The following table sets forth information concerning equity incentive plan awards for each Named Executive Officer of the Company that was outstanding at the end of the Company’s last completed fiscal year.

									Equity
								Equity	Incentive
			Equity					Incentive	Plan Awards:
			Incentive					Plan Awards:	Market or
			Plan Awards:				Market	Number of	Payout Value
	Number of	Number of	Number of			Number of	Value of	Unearned	of Unearned
	Securities	Securities	Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Underlying	Underlying	Underlying			Units of	Units of	or Other	or Other
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
Name and Principal	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Position	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Stephen Russo (1)	—	—	—	—	—	—	—	137,346	(1)
President and Chief Executive Officer

Steven K. Passey	—	—	—	—	—	—	—	—	(1)
Vice President, Chief Accounting Officer and Treasurer

Michael R. Ward	—	—	—	—	—	—	—	100,000	(1)
Executive Vice President, Chief Legal Officer and Secretary

John Lauck (2)	—	—	—	—	—	—	—	100,000	(1)
President, Mrs. Fields Division of the Company

Greg Berglund (3)	—	—	—	—	—	—	—	60,000	(1)
President, Mrs. Fields Gifts, Inc.

Former Officers

Gregory K. Barber	—	—	—	—	—	—	—	7,848	(1)
Executive Vice President, Chief Financial Officer and Treasurer

Mark C. Mcbride	—	—	—	—	—	—	—	7,848	(1)
Senior Vice President, Chief Accounting Officer and Treasurer

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

		Before Change in	After Change in
		Control	Control

		Termination	Termination
Name and Principal		w/o Cause or	w/o Cause or	Voluntary			Change in
Position	Benefit	for Good Reason	for Good Reason	Termination	Death	Disability	Control
Stephen Russo	24 months	Yes	Yes	No	No	No	Yes
President and Chief	salary and
Executive Officer	discretionary
bonus

Steven K. Passey	16 weeks salary	Yes	Yes	No	No	No	Yes
Vice President,	plus an additional
Chief Accounting	two weeks for
Officer and	each year of
Treasurer	service

Michael R. Ward	18 months	Yes	Yes	No	No	No	Yes
Executive Vice President,	salary and
Chief Legal Officer	discretionary
and Secretary	bonus

John Lauck	18 months	Yes	Yes	No	No	No	Yes
President, Mrs. Fields	salary
Division of the
Company

Greg Berglund	18 months	Yes	Yes	No	No	No	Yes
President, Mrs. Fields	salary and
Gifts, Inc.	projected
bonus

Former Officers

Gregory K. Barber	12 months	Yes	Yes	No	No	No	Yes
Executive Vice President,	salary
Chief Financial Officer
and Treasurer

Mark C. McBride	Accrued in fiscal year 2006 and paid in fiscal year 2007
Senior Vice President,
Chief Accounting
Officer and
Treasurer

MFC’s Board of Directors named Stephen Russo as the President and CEO of MFC and its subsidiaries effective May 15, 2003.  Mr. Russo currently receives a base salary of $460,000 under his amended and restated employment agreement dated effective as of March 16, 2004.  His employment agreement provides for a period of employment of three years from the date of the agreement, subject to termination provisions and to automatic extension of the agreement.  The employment agreement permits Mr. Russo to participate in any incentive compensation plan adopted by the Company, in its benefit plans and in an equity-based plan or arrangement.  If the Company terminates employment for cause or if Mr. Russo terminates employment without good reason, the Company has no further obligation to pay him.  If the Company terminates his employment without cause or he terminates employment with good reason, Mr. Russo can receive severance pay of 24 months of his then-current salary, plus a portion of any discretionary bonus that would otherwise have been payable.  The severance would be paid in 12 equal monthly installments.  The employment agreement prohibits Mr. Russo, for a year from the date of termination of employment under the agreement, from becoming an employee, owner, officer, agent or director of a firm or person that directly competes with the Company in a line or lines of business of the Company that accounts for 10.0 percent or more of the Company’s gross sales, revenues or earnings before taxes.  An exception is made for investments of not more than 3.0 percent of the equity of a company listed or traded on a national securities exchange or an over-the-counter market.  The employment agreement has customary provisions for vacation, fringe benefits, payment of expenses and automobile allowances.

The Company also has an amended and restated employment agreement dated effective as of March 16, 2004 with Michael R. Ward, Executive Vice President, Chief Legal Officer and Secretary.  Mr. Ward’s current base salary is $322,000.  Mr. Ward’s employment agreement provides for a period of employment of two years from the date of the agreement, subject to termination provisions and to automatic extension of the agreement.  The employment agreement permits the employee to participate in any incentive compensation plan adopted by the Company, in its benefit plans and in an equity-based plan or arrangement.  If the Company terminates employment for cause or if the employee terminates employment without good reason, the Company has no further obligation to pay the employee.  If the Company terminates the employee’s employment without cause or the employee terminates employment with good reason, the employee can receive severance pay of 18 months of his then-current salary, plus a portion of any discretionary bonus that would otherwise have been payable.  The severance would be paid in 12 equal monthly installments.  The employment agreement prohibits the employee, for a year from the date of termination of employment under the agreement, from becoming an employee, owner, officer, agent or director of a firm or person that directly competes with the Company in a line or lines of business of the Company that accounts for 10.0 percent or more of the Company’s gross sales, revenues or earnings before taxes.  An exception is made for investments of not more than 3.0 percent of the equity of a company listed or traded on a national securities exchange or an over-the-counter securities exchange.  The employment agreement has customary provisions for vacation, fringe benefits, payment of expenses and automobile allowances.

The Named Executive Officers other than Messrs. Russo and Ward do not have employment agreements with the Company, but the Company has agreed to grant them certain severance payments, as described in the table, if their employment is terminated without cause.

Compensation of Managers

The Board of Managers of the Company meets regularly on a quarterly basis and more often as required.  Board members, other than officers of the Company, are compensated for services rendered annually in the form of a payment of $15,000 in cash and, at the option of the Board of Managers, the grant of options to purchase common stock of MFC under MFC’s Director Stock Option Plan, as more fully described immediately below.  Members of the Audit Committee and Compensation Committee of the Board of Managers of the Company also receive the following compensation for their service on such committees: (a) the chairperson of each committee receives an annual cash retainer fee of $5,000; and (b) each member who does not serve as chair receives a cash fee of $750 for each committee meeting that they attend.

Director Stock Option Plan

Members of the Company’s Board of Managers, other than officers of the Company, are qualified to participate in MFC’s Director Stock Option Plan.  Under MFC’s Director Stock Option Plan, a committee of the Board of Directors of MFC is authorized to administer the Plan and has the power, among other things, to grant awards of options for common stock of MFC to outside directors of MFC and its subsidiaries, including the Company.  MFC’s Director Stock Option Plan provides for the issuance of time vested options, which vest 25 percent per year on the anniversaries of the dates on which they are granted and vest in full upon a change of control of MFC or the Company.  A total of 100,000 shares of common stock of MFC are reserved for issuance under MFC’s Director Stock Option Plan and as of March 1, 2008 there were outstanding options providing for the issuance of up to 60,672 of those shares.  During fiscal year 2007, there were no additional stock option grants awarded to non-executive managers.  Common stock of MFC issued under the Director Stock Option Plan are recognized over the vesting period of the grant.  The compensation costs for the fiscal year ended December 29, 2007 were insignificant.

Changes to MFC’s Director Stock Option Plan currently are under consideration by the Compensation Committee and the Board of Directors of MFC. As of the date of this report, such changes have not been determined.

MANAGER COMPENSATION

The following table describes the compensation received by each of the non-executive Managers of the Company for service provided for the Company’s last completed fiscal year.

					Change in
					Pension
					Value and
	Fees				Nonqualified
	Earned		(3)	Non-Equity	Deferred	All Other
	or Paid	Stock	Option	Incentive Plan	Compensation	Compen-
Name and Principal	in Cash	Awards	Awards	Compensation	Earnings	sation	Total
Position	($)	($)	($)	($)	($)	($)	($)
Capricorn II (1)	18,330	—	—	—	—	—	18,330

Capricorn III (1)	11,670	—	—	—	—	—	11,670

Jon M. Biotti	18,000	—	—	—	—	—	18,000

John D. Collins	23,000	—	—	—	—	—	23,000

George N. Fugelsang	20,000	—	—	—	—	—	20,000

Peter W. Mullin	16,000	—	—	—	—	—	16,000

Don Rice	22,250	—	—	—	—	—	22,250

John D. Shafer	16,000	—	—	—	—	—	16,000

Christopher Wright	18,500	—	—	—	—	—	18,500

Former Managers (2):

Alexander Coleman	15,000	—	—	—	—	—	15,000

(1)          The board fees payable and options granted to Herbert S. Winokur, Jr. as Chairman of the Board of MFC are paid and issued to Capricorn II and Capricorn III.

(2)          Mr. Coleman resigned from the Board effective December 21, 2007.

(3)          The Compensation Committee of the Board of Managers elected not to issue options as a component of Board compensation during the Company’s 2007 fiscal year.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

As of December 29, 2007, the Compensation Committee of the Board of Managers of the Company and the Board of Directors of MFH and MFC, was comprised of George Fugelsang, Chairperson, Peter Mullin and John D. Shafer.  No disclosures concerning any member of the Compensation Committee is required to be included in this annual report on Form 10K.

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

/s/ George Fugelsang

/s/ Peter Mullin

/s/ John D. Shafer

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of the date of this report, all of our common interests are owned by MFOC, which is wholly owned, through MFH, by MFC.  There is no established public trading market for our common interests.  The address of MFOC, MFH, MFC and the executive officers and managers of the Company is 2855 East Cottonwood Parkway, Suite 400, Salt Lake City, UT 84121-1050.  The following table sets forth certain information, based on actual ownership as of March 1, 2008, believed by us to be accurate based on information provided to us concerning the beneficial ownership of capital stock of MFC by each stockholder who is known by us to own beneficially in excess of five percent of the outstanding voting stock and by each manager, the Named Executive Officers and all executive officers and managers as a group.  The stockholders listed below are deemed beneficial owners of the common interests of the Company as a result of their ownership of capital stock of MFC.  Except as otherwise indicated, all persons listed below have (1) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law and (2) record and beneficial ownership with respect to their shares.  The shares and percentages described below include shares of common stock which were outstanding or issuable within 60 days upon the exercise of options outstanding as of March 1, 2008 and give effect to the exercise of warrants issued by MFC. See “Executive Compensation” and “Compensation of Managers.”

As of March 1, 2008, there were 39 record holders of MFC’s common stock.

	Common Stock**		16.5 %Preferred Stock***		24 %Preferred Stock****
							Aggregate
	Number	Percentage	Number	Percentage	Number	Percentage	Voting
Name of Beneficial Owner	of Shares	of Class	of Shares	of Class	of Shares	of Class	Power
Capricorn Investors II, L.P.(1)(8)	3,237,482	50.74%	—	—	—	—	49.97%
Capricon Investors III, L.P.(1)(8)	2,089,118	32.74%	—	—	5,000	100%	32.63%
Annex Holdings I LP-Delaware(2)	355,242	5.57%	4,995	33.93%	—	—	5.87%
Charlesbank Equity Fund II LP(3)	164,774	2.58%	5,000	33.96%	—	—	2.92%
Affilates of Stewart Resnick(4)	164,912	2.59%	1,000	6.79%	—	—	2.93%
John D. Collins(5)(6)	819	—	25	*	—	—	*
George N. Fugelsang(5)(6)	1,274	*	—	—	—	—	*
Peter W. Mullin(5)(6)(7)	21,234	*	163	1.00%	—	—	*
John D. Shafer(5)(6)	732	—	—	—	—	—	*
Christopher Wright(5)(6)	2,842	*	—	—	—	—	*
Herbert Winokur, Jr.(5)(7)(8)	6,729	*	949	6.45%	—	—	*
Stephen Russo(5)	152	*	45	*	—	—	*
Michael Ward	451	*	60	*	—	—	*
John Lauck	152	*	20	*	—	—	*
All executive officers and directors as a group(6)	34,384	*	1,263	8.58%	—	—	*

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

(1)                                  The address of Capricorn is 30 East Elm Street, Greenwich, CT 06830.

(2)                                  The address of Annex Holdings I LP-Delaware is c/o Annex Capital Management LLC, 599 Lexington Avenue, New York, NY 10022.

(3)                                  The address of Charlesbank Equity Fund II LP is c/o Charlesbank Capital Partners, LLC, 200 Clarendon Street, Floor 54, Boston, MA 02116.

(4)                                  Stewart Resnick holds 7,485 common shares and 1,000 preferred shares individually; 157,427 common shares are held by the Stewart and Lynda Resnick Revocable Trust. The address of both Mr. Resnick and the Trust is 11444 W. Olympic Blvd., 10th Floor, Los Angeles, CA 90064.

(5)                                  Mr. Russo, Mr. Collins, Mr. Fugelsang, Mr. Mullin, Mr. Shafer and Mr. Wright are directors of MFC and Managers of the Company.  Mr. Winokur is managing member of Capricorn Holdings, LLC, the General Partner of Capricorn II, and Capricorn Holdings III, LLC, the General Partner of Capricorn III, and is a director of MFC. See “Management.”

(6)                                  The common share amounts and percentages include common shares subject to options granted to Managers of the Company that are currently exercisable or will be exercisable on or before May 1, 2008, as follows:  Mr. Collins, 819 shares; Mr. Fugelsang, 1,274 shares; Mr. Mullin, 4,715 shares; Mr. Shafer, 732 shares; Mr. Wright, 2,842 shares; and all executive officers and directors as a group, 10,381 shares.

(7)                                  Includes common and preferred shares held by Mr. Mullin and Mr. Winokur in individual retirement accounts, family trusts or family charitable foundations.

(8)                                  Options granted to Mr. Winokur under MFC’s Director Stock Option Plan are issued to Capricorn II and Capricorn III.  Capricorn II has 7,258 options and Capricorn III has 2,172 options for shares currently exercisable or exercisable on or before May 1, 2007.

Item 13.  Certain Relationships and Related Transactions

The Stockholders’ Agreement

        MFC has entered into a stockholders’ agreement, as of September 29, 2001, with its stockholders.  The stockholders’ agreement provides that stockholders may not transfer their shares of MFC, except to certain permitted transferees.  If at any time after seven years from the date of the stockholders’ agreement any stockholder other than Capricorn II or Capricorn III receives an offer to purchase shares of common stock, that stockholder must first offer the shares to MFC and other stockholders at the same price and on substantially the same terms.  MFC has a right of first refusal with respect to such shares, with the stockholders having the right, if MFC does not buy all of the shares, to purchase such shares on a pro-rata basis.

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

Control by Capricorn

        Capricorn II and Capricorn III, MFC’s majority stockholders, together hold an aggregate of approximately 83.5 percent of MFC’s common stock. In addition to Capricorn’s rights under the stockholders’ agreement described above, Capricorn also has corporate law rights stemming from its majority ownership of MFC.  As a result of its direct control of MFC and indirect control of MFH and MFOC, Capricorn II and Capricorn III together control the power to elect our managers, to appoint members of management and to approve all actions requiring the approval of the holders of our common interests, including adopting amendments to our certificate of formation and limited liability company operating agreement as well as approving mergers, acquisitions or sales of all or substantially all of our assets. In addition, Capricorn currently has one managing director, Herbert S. Winokur, Jr., serving as a director of MFC.

Insurance Allocation Agreement

        On March 16, 2004, we entered into an insurance allocation agreement under which we agreed to make certain payments to MFC in respect of our share of certain insurance costs, allocated based on our estimation of the appropriate risk of loss of each of MFC’s subsidiaries.  The insurance allocation agreement also provides for the allocation of workers’ compensation costs based on the respective employee payroll and employment category risk factor of each of MFC’s subsidiaries that generate payroll.  For the year ended December 29, 2007, we paid MFC $1.2 million for our share of insurance costs.  Cash payments made by us to MFC under the insurance allocation agreement are permitted under the Indenture and do not decrease the dividends or payments that may be made to our parent entities under the Indenture’s available baskets.

Benefits Agreement

        On March 16, 2004, we entered into a benefits agreement with MFOC under which we agreed to make certain payments to MFOC in respect of our share of employee benefits costs based on the number of our employees.  Costs associated with our employees providing services to MFOC under the management agreement will be allocated consistent with shared expenses under the management agreement.  For the year ended December 29, 2007, we paid MFOC $3.1 million for our share of employee benefit costs.  Cash payments made by us to MFOC under the benefits agreement are permitted under the Indenture and do not decrease the dividends or payments that may be made to our parent entities under the Indenture’s available baskets.

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

        In fiscal year 2007, we were required to make a payment to MFC of $400,000 for the portion of MFC’s consolidated federal income tax liability attributable to the Company.  Otherwise, we will accrue these amounts otherwise payable to MFC as a liability to MFC until we meet these conditions.  As of December 29, 2007, our ratio of Net Indebtedness to Consolidated EBITDA was 10.68:1.0.  Additionally, the tax allocation agreement with MFC does not allow for the carry-back of net operating losses.  Under the tax allocation agreement, our net operating losses must be carried forward when determining payment to MFC.  As a result of the taxable income generated for the fiscal year ended December 29, 2007, we recorded a $2.4 million noncash contribution from MFC under the tax allocation agreement.

Managers’ and Officers’ Indemnification

        The Company’s limited liability agreement includes customary provisions providing for indemnification of our managers and officers in the performance of their duties to the fullest extent permitted by law.

Item 14.  Principal Accounting Fees and Services

        KPMG LLP served as our independent registered public accounting firm for the fiscal years ended December 29, 2007 and December 30, 2006.  During these fiscal years, fees for services provided by KPMG LLP were as follows (in thousands):

	December 29,	December 30,
	2007	2006
Audit fees	$425	$360
Audit-related fees	—	25
Tax fees	14	136
All other fees	22	178
Total	$461	$699

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

Audit Related Fees

        Audit related fees consist of fees billed for professional services rendered in connection with our correspondence in January 2006 with the SEC in response to their comments to us as a result of their review of our Form 10-K for fiscal year 2004 filed on March 22, 2005.

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

10.69

Distribution Services Agreement, dated April 25, 2006, between TCBY and Southwest Traders, Inc. filed as exhibit 10.69 to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2006

10.70

Distribution Services Agreement, dated May 8, 2006, between TCBY and Yancey’s Food Service Company, Inc. filed as exhibit 10.70 to the Company’s quarterly report on Form 10-Q with the Securities and Exchange Commission on August 11, 2006

10.71

Distribution Services Agreement, dated March 1, 2006, between TCBY Systems, LLC and Kaleel Brothers Inc. filed as exhibit 10.71 to the Company’s quarterly report on form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

10.72

Distribution Services Agreement, dated July 17, 2006, between TCBY Systems, LLC and Cheney Brothers, Inc. filed as exhibit 10.72 to the Company’s quarterly report on form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

10.73

Distribution Services Agreement, dated August 1, 2006, between TCBY Systems, LLC and Pate Dawson Company filed as exhibit 10.73 to the Company’s quarterly report on form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

10.74

Distribution Services Agreement, dated September 7, 2006, between TCBY Systems, LLC and The Merchants Company filed as exhibit 10.74 to the Company’s quarterly report on form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

10.75

Distribution Service Agreement dated effective as of November 22, 2006 between TCBY Systems, LLC and Banta Foods, Inc. filed as exhibit 10.75 to the Company’s annual report on Form 10-K filed with the SEC on March 20, 2007 and incorporated herein by reference

10.76

Product Supply Agreement dated effective as of December 5, 2006 between TCBY Systems, LLC and Scott Brothers Dairy, Inc. filed as exhibit 10.76 to the Company’s annual report on Form 10-K filed with the SEC on March 20, 2007 and incorporated herein by reference

10.77

Product Supply Agreement dated effective as of December 5, 2006 between TCBY Systems, LLC and Yarnell Ice Cream Company, Inc. filed as exhibit 10.77 to the Company’s annual report on Form 10-K filed with the SEC on March 20, 2007 and incorporated herein by reference

10.78

Product Supply Agreement dated as of December 22, 2006 between Mrs. Fields Franchising, LLC and Countryside Baking, Inc. filed as exhibit 10.78 to the Company’s annual report on Form 10-K filed with the SEC on March 20, 2007 and incorporated herein by reference

10.79

Distribution Service Agreement dated as of January 15, 2007 between TCBY Systems, LLC and Lincoln Poultry & Egg Company filed as exhibit 10.79 to the Company’s annual report on Form 10-K filed with the SEC on March 20, 2007 and incorporated herein by reference

10.80

First Amendment dated January 31, 2007 to Distribution Agreement dated April 12, 2006 between TCBY Systems, LLC and Southwest Traders, Inc. filed as exhibit 10.80 to the Company’s annual report on Form 10-K filed with the SEC on March 20, 2007 and incorporated herein by reference

10.81

Asset Purchase Agreement, dated August 7, 2007, by and among NexCen Asset Acquisition, LLC, NexCen Brands, Inc., Pretzel Time Franchising, LLC, Pretzelmaker Franchising, LLC and Mrs. Fields Famous Brands, LLC, filed as exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2007

10.82

Escrow Agreement, dated August 7, 2007, by and among NexCen Asset Acquisition, LLC, NexCen Brands, Inc., Pretzel Time Franchising, LLC, Pretzelmaker Franchising, LLC and Wilmington Trust Company, as escrow agent, filed as exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2007

10.83

Transition Services Agreement, dated August 7, 2007, between Mrs. Fields Famous Brands, LLC and NexCen Brands, Inc., filed as exhibit 10.3 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2007

10.84

Voting Agreement, dated August 7, 2007, by and among NexCen Brands, Inc., Pretzelmaker Franchising, LLC and Pretzel Time Franchising, LLC, filed as exhibit 10.4 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2007

10.85

Registration Rights Agreement, dated August 7, 2007, by and among NexCen Brands, Inc., Pretzelmaker Franchising, LLC and Pretzel Time Franchising, LLC, filed as exhibit 10.5 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2007

10.86

Asset Purchase Agreement, dated January 29, 2008, by and among NexCen Asset Acquisition, LLC, NexCen Brands, Inc., Great American Cookie Company Franchising, LLC, Great American Manufacturing, LLC, and Mrs. Fields Famous Brands, LLC, filed as exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008

10.87

Escrow Agreement, dated January 29, 2008, by and among NexCen Asset Acquisition, LLC, NexCen Brands, Inc., Great American Cookie Company Franchising, LLC, Great American Manufacturing, LLC and Wilmington Trust Company, as escrow agent, filed as exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008

10.88

Settlement and Release Agreement dated as of January 29, 2008, by and among NexCen Brands, Inc., Great American Cookie Company Franchising, LLC, Mrs. Fields Famous Brands, LLC, Mrs. Fields’ Original Cookies, Inc. and certain franchisees of GACCF that are signatories thereto, filed as exhibit 10.3 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008

10.89

Transition Services Agreement dated January 29, 2008, between Mrs. Fields Famous Brands, LLC and NexCen Brands, Inc., filed as exhibit 10.4 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008

10.90

Voting Agreement, dated January 29, 2008, by and among NexCen Brands, Inc., Great American Cookie Company Franchising, LLC and Great American Manufacturing, LLC, filed as exhibit 10.5 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008

10.91

Registration Rights Agreement, dated January 29, 2008, by and among NexCen Brands, Inc., Great American Cookie Company Franchising, LLC and Great American Manufacturing, LLC, filed as exhibit 10.6 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008

12.1†	Computation of ratio of earnings to fixed charges of Mrs. Fields Famous Brands, LLC

21.1†	Subsidiaries of Mrs. Fields Famous Brands, LLC

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

MRS. FIELDS FAMOUS BRANDS, LLC

/s/ Stephen Russo	March 28, 2008
Stephen Russo, President and

Date

Chief Executive Officer

/s/ Steven K. Passey	March 28, 2008
Steven K. Passey

Date

Chief Accounting Officer and Treasurer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Russo	President, Chief Executive Officer	March 28, 2008
Stephen Russo	and Manager

/s/ Steven K. Passey	Chief Accounting Officer and Treasurer	March 28, 2008
Steven K. Passey

/s/ Jon M. Biotti	Manager	March 28, 2008
Jon M. Biotti

/s/ John D. Collins	Manager	March 28, 2008
John D. Collins

/s/ George N. Fugelsang	Manager	March 28, 2008
George N. Fugelsang

/s/ Peter W. Mullin	Manager	March 28, 2008
Peter W. Mullin

/s/ Don Rice	Manager	March 28, 2008
Don Rice

/s/ John D. Shafer	Manager	March 28, 2008
John D. Shafer

/s/ Christopher Wright	Manager	March 28, 2008
Christopher Wright

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Certificate of Formation of Mrs. Fields Famous Brands, LLC

3.2*	Limited Liability Agreement of Mrs. Fields Famous Brands, LLC, dated as of February 4, 2004, by Mrs. Fields’ Original Cookies, Inc.

3.3*	Certificate of Incorporation of Mrs. Fields Financing Company, Inc.

3.4*	Bylaws of Mrs. Fields Financing Company, Inc.

3.5*	Certificate of Formation of Great American Cookies Company Franchising, LLC

3.6*	Limited Liability Agreement of Great American Cookies Company Franchising, LLC, dated as of February 4, 2004, by Mrs. Fields Famous Brands, LLC

3.7*	Certificate of Formation of Great American Manufacturing, LLC

3.8*	Limited Liability Agreement of Great American Manufacturing, LLC, dated as of February 4, 2004, by Mrs. Fields Famous Brands, LLC

3.9*	Articles of Incorporation of Mrs. Fields Cookies Australia

3.10*	Bylaws of Mrs. Fields Cookies Australia

3.11*	Certificate of Formation of Mrs. Fields Franchising, LLC

3.12*	Limited Liability Agreement of Mrs. Fields Franchising, LLC, dated as of February 4, 2004, by Mrs. Fields Famous Brands, LLC

3.13*	Articles of Incorporation of Mrs. Fields Gifts, Inc.

3.14*	Bylaws of Mrs. Fields Gifts, Inc.

3.15*	Certificate of Formation of Pretzelmaker Franchising, LLC

3.16*	Limited Liability Agreement of Pretzelmaker Franchising, LLC, dated as of February 4, 2004, by Mrs. Fields Famous Brands, LLC

3.17*	Certificate of Formation of Pretzel Time Franchising, LLC

3.18*	Limited Liability Agreement of Pretzel Time Franchising, LLC, dated as of February 4, 2004, by Mrs. Fields Famous Brands, LLC

3.19*	Certificate of Incorporation of The Mrs. Fields’ Brand, Inc.

3.20*	Bylaws of The Mrs. Fields’ Brand, Inc.

3.21*	Articles of Incorporation of TCBY International, Inc. (f/k/a TCBY Preparation, Inc.)

3.22*	Articles of Amendment to Articles of Incorporation of TCBY International, Inc. (f/k/a TCBY Preparation, Inc.) changing name to TCBY International, Inc.

3.23*	Bylaws of TCBY International, Inc. (f/k/a TCBY Preparation, Inc.)

3.24*	Articles of Incorporation of TCBY of Texas, Inc.

3.25*	Amended and Restated Bylaws of TCBY of Texas, Inc.

3.26*	Certificate of Formation of TCBY Systems, LLC

3.27*	Amended and Restated Limited Liability Agreement of TCBY Systems, LLC, dated as of March 16, 2004, by Mrs. Fields Famous Brands, LLC

4.1*

Purchase Agreement, dated March 9, 2004, by and among Mrs. Fields Famous Brands, LLC, Mrs. Fields Financing Company, Inc., Jefferies & Company, Inc. as the Initial Purchaser and the subsidiary guarantors named therein

4.2*	Indenture, dated as of March 16, 2004, by and among Mrs. Fields Famous Brands, LLC, Mrs. Fields Financing Company, Inc., the Guarantors identified therein and The Bank of New York, as Trustee

4.3*	Form of 11 ½% Senior Secured Notes due 2011 (included in Exhibit 4.2)

4.4*	Form of 9% Senior Secured Notes due 2011 (included in Exhibit 4.2)

4.5*	Form of Subsidiary Guarantees related to the 11 ½% Senior Secured Notes due 2011 (included in Exhibit 4.2)

4.6*	Form of Subsidiary Guarantees related to the 9% Senior Secured Notes due 2011 (included in Exhibit 4.2)

4.7*

Registration Rights Agreement, dated March 16, 2004, by and among Mrs. Fields Famous Brands, LLC, Mrs. Fields Financing Company, Inc, the Subsidiary Guarantors named therein and Jefferies & Company, Inc., as Initial Purchaser related to the 11 ½% Senior Secured Notes due 2011

4.8*

9% Notes Registration Rights Agreement, dated March 16, 2004, by and among Mrs. Fields Famous Brands, LLC, Mrs. Fields Financing Company, Inc., the Subsidiary Guarantors named therein and the holders of the 9% Senior Secured Notes due 2011 related to the 9% Senior Secured Notes due 2011

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

10.75	Distribution Service Agreement dated effective as of November 22, 2006 between TCBY Systems, LLC and Banta Foods, Inc.

10.76	Product Supply Agreement dated effective as of December 5, 2006 between TCBY Systems, LLC and Scott Brothers Dairy, Inc.

10.77	Product Supply Agreement dated effective as of December 5, 2006 between TCBY Systems, LLC and Yarnell Ice Cream Company, Inc.

10.78	Product Supply Agreement dated as of December 22, 2006 between Mrs. Fields Franchising, LLC and Countryside Baking, Inc.

10.79	Distribution Service Agreement dated as of January 15, 2007 between TCBY Systems, LLC and Lincoln Poultry & Egg Company.

10.80	First Amendment dated January 31, 2007 to Distribution Agreement dated April 12, 2006 between TCBY Systems, LLC and Southwest Traders, Inc.

10.81

Asset Purchase Agreement, dated August 7, 2007, by and among NexCen Asset Acquisition, LLC, NexCen Brands, Inc., Pretzel Time Franchising, LLC, Pretzelmaker Franchising, LLC and Mrs. Fields Famous Brands, LLC, filed as exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2007

10.82

Escrow Agreement, dated August 7, 2007, by and among NexCen Asset Acquisition, LLC, NexCen Brands, Inc., Pretzel Time Franchising, LLC, Pretzelmaker Franchising, LLC and Wilmington Trust Company, as escrow agent, filed as exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2007

10.83

Transition Services Agreement, dated August 7, 2007, between Mrs. Fields Famous Brands, LLC and NexCen Brands, Inc., filed as exhibit 10.3 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2007

10.84

Voting Agreement, dated August 7, 2007, by and among NexCen Brands, Inc., Pretzelmaker Franchising, LLC and Pretzel Time Franchising, LLC, filed as exhibit 10.4 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2007

10.85

Registration Rights Agreement, dated August 7, 2007, by and among NexCen Brands, Inc., Pretzelmaker Franchising, LLC and Pretzel Time Franchising, LLC, filed as exhibit 10.5 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2007

10.86

Asset Purchase Agreement, dated January 29, 2008, by and among NexCen Asset Acquisition, LLC, NexCen Brands, Inc., Great American Cookie Company Franchising, LLC, Great American Manufacturing, LLC, and Mrs. Fields Famous Brands, LLC, filed as exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008

10.87

Escrow Agreement, dated January 29, 2008, by and among NexCen Asset Acquisition, LLC, NexCen Brands, Inc., Great American Cookie Company Franchising, LLC, Great American Manufacturing, LLC and Wilmington Trust Company, as escrow agent, filed as exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008

10.88

Settlement and Release Agreement dated as of January 29, 2008, by and among NexCen Brands, Inc., Great American Cookie Company Franchising, LLC, Mrs. Fields Famous Brands, LLC, Mrs. Fields’ Original Cookies, Inc. and certain franchisees of GACCF that are signatories thereto, filed as exhibit 10.3 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008

10.89

Transition Services Agreement dated January 29, 2008, between Mrs. Fields Famous Brands, LLC and NexCen Brands, Inc., filed as exhibit 10.4 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008

10.90

Voting Agreement, dated January 29, 2008, by and among NexCen Brands, Inc., Great American Cookie Company Franchising, LLC and Great American Manufacturing, LLC, filed as exhibit 10.5 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008

10.91

Registration Rights Agreement, dated January 29, 2008, by and among NexCen Brands, Inc., Great American Cookie Company Franchising, LLC and Great American Manufacturing, LLC, filed as exhibit 10.6 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008

12.1†	Computation of ratio of earnings to fixed charges of Mrs. Fields Famous Brands, LLC

21.1†	Subsidiaries of Mrs. Fields Famous Brands, LLC

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

†	Filed herewith.

MRS. FIELDS FAMOUS BRANDS, LLC

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Balance at
	beginning			end of
Description	of period	Additions	Deductions	period
Allowance for Doubtful Accounts:

Year ended December 29, 2007	$692,000	$(202,000)	$143,000	$347,000

Year ended December 30, 2006	$612,000	$1,077,000	$997,000	$692,000

Year ended December 31, 2005	$1,295,000	$(74,000)	$609,000	$612,000

S-1

MRS. FIELDS FAMOUS BRANDS, LLC

Report of Independent Registered Public Accounting Firm

The Board of Managers and Members of

Mrs. Fields Famous Brands, LLC:

We have audited the accompanying consolidated balance sheets of Mrs. Fields Famous Brands, LLC and subsidiaries as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations and comprehensive loss, member's deficit and cash flows for each of the fiscal years in the three-year period ended December 29, 2007.  In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II.  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mrs. Fields Famous Brands, LLC and subsidiaries as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 29, 2007 in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered recurring net losses and negative cash flows from operations and has a net member’s deficit at December 29, 2007. These matters raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in note 2. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Salt Lake City, Utah

March 28, 2008

MRS. FIELDS FAMOUS BRANDS, LLC

Consolidated Balance Sheets

(Dollars in thousands)

	December 29,	December 30,
	2007	2006
ASSETS:
Cash and cash equivalents	$11,425	$15,963
Restricted cash	19,965	—
Marketable securities available-for-sale	2,489	—
Receivables, net of allowance for doubtful accounts of $347 and $692, respectively	7,954	10,639
Amounts due from affiliates	56	—
Inventories	3,659	3,977
Prepaid expenses and other	900	720
Deferred tax asset	710	734
Total current assets	47,158	32,033

Property and equipment, net	6,339	8,169
Goodwill	50,274	64,115
Trademarks and other intangible assets, net	8,347	10,745
Deferred loan costs, net of accumulated amortization of $12,011 and $10,810, respectively	4,917	6,118
Deferred tax asset	760	9
Other assets	3,003	531
Total assets	$120,798	$121,720

LIABILITIES AND MEMBER'S DEFICIT:
Accounts payable	$5,989	$9,621
Accrued liabilities	13,966	14,750
Amounts due to affiliates	7,610	3,788
Current portion of capital lease obligations	87	119
Current portion of deferred revenues	807	1,069
Total current liabilities	28,459	29,347
Long-term debt	195,747	195,747
Capital lease obligations, net of current portion	324	385
Deferred revenues, net of current portion	433	751
Other liabilities	1,066	1,254
Total liabilities	226,029	227,484

Commitments and Contingencies

Member's deficit	(104,907)	(105,614)
Accumulated other comprehensive loss	(324)	(150)
Total member's deficit	(105,231)	(105,764)
Total liabilities and member's deficit	$120,798	$121,720

See accompanying notes to the consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC

Consolidated Statements of Operations and Comprehensive Loss

(Dollars in thousands)

	For The Fiscal Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
REVENUES:
Mrs. Fields	$59,344	$52,029	$43,658
GAC/Pretzels	28,891	31,832	29,711
Dairy	9,743	12,727	14,583
Other	90	—	—
Total revenues	98,068	96,588	87,952

OPERATING COSTS AND EXPENSES:
Mrs. Fields	48,737	47,650	32,597
GAC/Pretzels	14,655	15,006	14,283
Dairy	5,909	6,429	4,577

General and administrative	10,721	11,803	8,585
Depreciation	2,166	2,442	1,145
Amortization	2,499	2,111	2,831
Impairment of goodwill	—	14,568	43,707
Gain on sale of intangible assets	(12,222)	—	—
Gain on sale of land held for sale	(128)	—	—
Other, net	(3)	—	—
Total operating costs and expenses	72,334	100,009	107,725
Income (loss) from operations	25,734	(3,421)	(19,773)

Interest expense, net	(21,047)	(20,892)	(20,943)
Other expense	—	(28)	—
Income (loss) before income tax provision (benefit)	4,687	(24,341)	(40,716)
Income tax provision (benefit)	6,393	(2,413)	(2,808)
Net loss	$(1,706)	$(21,928)	$(37,908)

COMPREHENSIVE LOSS:
Net loss	$(1,706)	$(21,928)	$(37,908)
Other comprehensive loss:
Unrealized loss on marketable securities available-for-sale, net of income tax of $99, $0 and $0, respectively	(160)	—	—
Foreign currency translation adjustment	(14)	(1)	(13)

Comprehensive loss	$(1,880)	$(21,929)	$(37,921)

See accompanying notes to the consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC

Consolidated Statements of Member's Deficit

(Dollars in thousands)

		Accumulated
		Other
	Member's	Comprehensive
	Deficit	Loss	Total
Balance at January 1, 2005	$(43,365)	$(136)	$(43,501)

Net loss	(37,908)	—	(37,908)
Foreign currency translation adjustment	—	(13)	(13)
Balance at December 31, 2005	(81,273)	(149)	(81,422)

Net loss	(21,928)	—	(21,928)
Foreign currency translation adjustment	—	(1)	(1)
Distribution to parent under tax allocation agreement	(2,413)	—	(2,413)
Balance at December 30, 2006	(105,614)	(150)	(105,764)

Net loss	(1,706)	—	(1,706)
Unrealized loss on sale of marketable securities, net	—	(160)	(160)
Foreign currency translation adjustment	—	(14)	(14)
Contribution from parent under tax allocation agreement	2,413	—	2,413
Balance at December 29, 2007	$(104,907)	$(324)	$(105,231)

See accompanying notes to the consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For Fiscal Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,706)	$(21,928)	$(37,908)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,665	4,553	3,976
Amortization of deferred loan costs	1,201	846	921
Impairment of goodwill	—	14,568	43,707
Loss on sale of non-marketable securities	—	28	—
Loss on disposal of assets	—	—	353
Gain on sale of intangible assets	(12,222)	—	—
Gain on sale of land held for sale	(128)	—	—
Deferred income taxes	(628)	188	(3,687)
Changes in assets and liabilities:
Receivables	2,685	(2,578)	(22)
Inventories	318	(1,108)	(243)
Prepaid expenses and other	(180)	212	268
Other assets	26	(104)	(111)
Accounts payable	(3,632)	3,125	2,162
Accrued liabilities	(784)	2,836	(2,857)
Amounts due to/from affiliates	6,179	(2,574)	1,192
Deferred revenues	(580)	(429)	(1,187)
Other liabilities	(188)	129	—
Net cash (used in) provided by operating activities	(4,974)	(2,236)	6,564

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(19,965)	—	—
Proceeds from sale of intangible assets, net	20,566	—	—
Proceeds from sale of land held for sale	278	—	—
Proceeds from sale of non-marketable securities	—	122	—
Purchases of property and equipment	(307)	(4,981)	(2,174)
Purchase of license repurchase option	—	(500)	(500)
Net cash provided by (used in) investing activities	572	(5,359)	(2,674)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital leases	(122)	(105)	(72)

Net cash used in financing activities	(122)	(105)	(72)

Effect of foreign exchange rate changes on cash	(14)	(1)	(13)

Net (decrease) increase in cash and cash equivalents	(4,538)	(7,701)	3,805
Cash and cash equivalents at beginning of period	15,963	23,664	19,859

Cash and cash equivalents at end of period	$11,425	$15,963	$23,664

See accompanying notes to the consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC

Consolidated Statements of Cash Flows (continued)

(Dollars in thousands)

	For the Fiscal Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$20,596	$20,574	$20,562
Cash paid for income taxes	400	—	—

Supplemental Disclosures of Noncash Investing and Financing Activities:
Securities received from sale of assets	$5,497	$—	$—
Unrealized loss on marketable securities available-for-sale	160	—	—
Contribution from parent under tax allocation agreement	2,413	—	—
Distribution to parent under tax allocation agreement	—	2,413	—
Assets acquired under capital lease	29	20	198
Leasehold improvements acquired under lease incentives	—	1,250	—
Accrual for license repurchase option	—	—	500

See accompanying notes to the consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to the Consolidated Financial Statements

1.   Basis of Presentation and Description of Business

Basis of Presentation

The accompanying consolidated financial statements of Mrs. Fields Famous Brands, LLC (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  Income per common interest information is not presented because the Company is wholly owned by Mrs. Fields’ Original Cookies, Inc. (“MFOC”) and, therefore, its common interests are not publicly traded.  All transactions and balances between the consolidated entities and segments have been eliminated.

In connection with the Company’s change in business segments, certain prior year amounts in the audited consolidated financial statements and supporting note disclosures have been restated to conform to the current year presentation.  The Company reclassified prior year revenues and expenses as follows:

•                  Franchising to the Mrs. Fields, GAC/Pretzels and Dairy business units; and

•                  Gifts, Branded Retail and Licensing to the Mrs. Fields business unit.

 Such restatement did not impact previously reported net loss or accumulated deficit.

Description of Business

The Company develops and franchises retail stores which sell core products including cookies, brownies and frozen yogurt through three specialty branded concepts: Mrs. Fields, Great American Cookie Company (see Note 13) and TCBY.

In connection with its franchising activities, the Company authorizes third-party licensees and franchisees to use certain business formats, systems, methods, procedures, designs, layouts, specifications, trade names and trademarks in the United States of America (the “United States”) and other countries.  Additionally, the Company licenses the use of its trademarks, logos and recipes to third parties for distribution of Mrs. Fields and TCBY branded products through non-bakery stores and cafés. The Company also markets and distributes products through catalogs and the Internet as well as various retail channels.

Revision of 2007 Interim Financial Statements

In January 2008, the Company determined that during the quarter ended September 29, 2007, the gain on sale of the certain assets, consisting primarily of identifiable intangible assets of PTF, LLC and PMC, LLC, formally Pretzel Time Franchising, LLC and Pretzelmaker Franchising, LLC, respectively, (collectively, “Pretzels”), did not include the appropriate amount of goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”

The Company determined the error to be immaterial under the guidance of SEC Staff Accounting Bulletin No. 108 and accordingly has revised the operating results for the quarter ended September 29, 2007, to appropriately reflect recognition of the additional gain on sale and the recorded amount of goodwill as of September 29, 2007.  The aggregate impact of the revision in the consolidated statement of operations for the 13 week and 39 week periods ended September 29, 2007 is an increase in the gain on sale of Pretzels of $1.4 million and the impact in the consolidated balance sheet as of September 29, 2007 is an increase of goodwill and member’s deficit of $1.4 million.  This correction of error did not impact the consolidated statements of cash flows for the 13 week and 39 week periods ended September 29, 2007.

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to the Consolidated Financial Statements

(continued)

2.   Going Concern

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably and to generate positive cash flows from operations.  The Company has suffered recurring net losses and negative cash flows from operations and has a net member’s deficit at December 29, 2007.  As a result, the Company may be unable to make its scheduled semi-annual interest payments on its Senior Secured Notes commencing September 2008 in the amount of $10.2 million. Failure to make the scheduled semi-annual interest payments would constitute an event of default under the Indenture which could cause the Senior Secured Notes to become immediately due and payable.  The Company does not currently have the ability to repay the Senior Secured Notes should they become due and payable.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is pursuing various actions to improve its results of operations, cash flows and financial position.  These actions include, but are not limited to, the following:

•                  staff reductions and other initiatives to reduce expenses and increase revenues;

•                  reinvestment of net proceeds from the sale of the Pretzel and GACCF, LLC  (“GACCF”) and GAMAN, LLC, formerly Great American Cookie Company Franchising, LLC and Great American Manufacturing, LLC (collectively with GACCF, “GAC”) businesses into higher yielding investments;

•                  restructuring of the Company’s Senior Secured Notes; and

•                  raising additional equity capital.

Management and its major shareholder have engaged Blackstone Advisory Services (“Blackstone”) to assist in reviewing the Company’s strategic alternatives for raising additional equity capital and restructuring its Senior Secured Notes.  Blackstone and management are working with a committee of noteholders representing approximately 70 percent of the outstanding Senior Secured Notes on a proposal to restructure the Senior Secured Notes.  Management expects to be able to renegotiate the terms to its Senior Secured Notes on terms that are favorable to the Company; however no assurances can be provided.  There can be no assurance that any of the strategic alternatives being considered by the Company will be successful or that the Company’s results of operations, cash flows and financial position will improve, absent successful execution of some or all of the alternatives being considered.

3.  Sale of Pretzel Brands

On August 7, 2007 (the “Pretzel Closing Date”), the Company and its wholly owned subsidiaries, Pretzels, completed a sale of certain assets, consisting primarily of identifiable intangible assets of Pretzels, to NexCen Brands, Inc. (“NexCen Brands”), through its wholly owned subsidiary, NexCen Asset Acquisition, LLC (collectively with NexCen Brands, “NexCen”) for $29.3 million, consisting of $22.0 million in cash and 997,671 shares of NexCen Brands common stock valued at $7.35 per share on the date of the sale.  Under the terms of the asset purchase agreement, $2.9 million (397,121 shares) and $1.0 million (136,054 shares) of NexCen Brands common stock, valued at $7.35 per share, is held in escrow for nine and fifteen months, respectively, pending satisfaction of certain standard representations and warranties.  The carrying amount of the identifiable intangible assets was $0 on the date of the sale as the intangible assets were either internally generated or fully amortized.  Goodwill related to Pretzels totaled $13.8 million on the date of sale.

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to the Consolidated Financial Statements

(continued)

The Company is restricted from trading the shares of NexCen Brands common stock until twelve months after the Pretzel Closing Date and then only 25 percent of the total number of shares every three months thereafter.  Due to the restrictions on the sale of the NexCen Brands common stock, the Company recorded the shares at a 25 percent discount from the fair value on the date of sale.  The shares that may be traded within 12 months ($2.5 million) have been reported as of December 29, 2007 as available-for-sale securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The remainder of the stock as of December 29, 2007 that is not available for sale within 12 months ($2.7 million) is accounted for using the cost method at the discounted basis and is included in other assets.

The net proceeds of the sale, taking into effect the 25 percent discount for the restricted stock, totaled $26.1 million (net of $1.4 million of direct costs of the sale) and resulted in a gain on sale totaling $12.2 million.

4.   Summary of Significant Accounting Policies

Accounting Periods

The Company operates using a 52/53-week fiscal year ending on the Saturday closest to December 31. Fiscal year 2007, 2006 and 2005 are all 52-week periods ending December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

Foreign Currency Translation

The balance sheet accounts of foreign subsidiaries are recorded in their local currency, the functional currency and translated into U.S. dollars using the applicable balance sheet date exchange rates, while revenues and expenses are translated using the average exchange rates for the period presented.

Related-Party Transactions

The Company has contractual relationships with various affiliates, primarily MFOC, Mrs. Fields Holding Company (“MFH”), TCBY Enterprises, LLC and Mrs. Fields Companies, Inc. (“MFC”), which are intended to be fair to the parties involved in the transactions and on terms similar to what could be negotiated with independent third parties.  Sometimes the Company is required to negotiate the agreements for both sides of the transaction.  Also, inherent in any contractual relationship is the interpretation of the intent of the agreement at a later time when unanticipated events occur.  When situations like these occur, the Company attempts objectively to determine the terms of the transaction or interpret the intent of the agreement on a fair and independent basis.  However, there is no guarantee that the Company will be successful in doing so.  Individual affiliate transactions or a series of related transactions in excess of $1.0 million require a resolution by the Board of Managers and individual affiliate transactions or a series of related transactions in excess of $5.0 million require an “opinion of fairness” by an accounting, appraisal or investment banking firm.

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

The Company’s significant accounting estimates include estimates for reserves for doubtful accounts and obsolete and excessive inventories, long-lived asset allowances, deferred tax asset valuation allowances and depreciation and amortization.

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to the Consolidated Financial Statements

(continued)

Cash Equivalents

Cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less.  The Company places its temporary cash investments with high credit quality financial institutions.  At times such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.  As of December 29, 2007 and December 30, 2006, the Company had cash equivalents of $9,000 and $8,000, respectively.

Restricted Cash

The Company’s indenture (“Indenture”) governing the Company’s 9 percent senior secured notes (the “ 9 percent Senior Secured Notes”) and 11½ percent senior secured notes (the “11½ percent Senior Secured Notes”, together the “Senior Secured Notes”) restricts its use of the proceeds from an asset sale, net of expenses of the transaction, to make an investment in similar assets, make investments in the Company or after 361 days use the net proceeds to make an offer to pay down long-term debt.  The total outstanding amount of net proceeds from the sale of Pretzels was $20.0 million at December 29, 2007 and is included in restricted cash.  The restricted cash is currently held in an account controlled by the Trustee pursuant to the Indenture.

Marketable Securities Available-for-Sale

Marketable securities at December 29, 2007 consist of equity securities of NexCen Brands common stock. Available-for-sale securities are recorded at fair value. The fair values of equity securities are based on quoted market prices at the reporting date for those or similar investments.

Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

The cost, gross unrealized gain and loss and fair value of available-for-sale securities at December 29, 2007 were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
Equity securities	$2,748	$—	$(259)	$2,489
	$2,748	$—	$(259)	$2,489

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to the Consolidated Financial Statements

(continued)

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

Prior to fiscal year 2001, TCBY Systems, LLC (“TCBY”), a wholly owned subsidiary of the Company, extended credit from time to time in the form of notes receivable to franchisees and certain of these notes receivable remain outstanding.  Notes receivable from franchisees are primarily collateralized by equipment located at the franchisees’ stores.  These notes bear interest at market rates at the time the notes were issued and mature at various dates through April 2009.  TCBY regularly reviews the notes for non-performance.  Notes that are considered non-performing are placed on a non-accrual status when the collectability of principal or interest becomes uncertain.  During the fiscal year ended December 29, 2007 and December 30, 2006, TCBY recognized no interest income pertaining to these notes receivable.  These notes are included in receivables in the accompanying consolidated balance sheets.

Prior to fiscal year 2001, TCBY factored various notes receivable aggregating $2.1 million.  Under the terms of the factoring agreement, TCBY is ultimately responsible to the factoring agent for the realizability of the notes receivable.  In the event of non-performance, the factoring agent has recourse against TCBY to a maximum level of $182,000 and $269,000 as of December 29, 2007 and December 30, 2006, respectively, which the Company has reserved 100 percent for this potential recourse liability.  This reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

Inventories

Inventories, consisting of finished goods, raw materials, novelties and packaging, are stated at the lower of cost (first-in, first-out method) or market value.  In assessing the realizability of inventories, the Company makes judgments as to future demand requirements and product expiration dates.  The inventory requirements change based on projected customer demand, which changes due to fluctuations in market conditions and product life cycles.  Inventories are comprised of the following (in thousands):

	December 29,	December 30,
	2007	2006
Finished goods	$1,717	$1,663
Raw materials	973	1,071
Novelties	598	803
Packaging	371	440
	$3,659	$3,977

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to the Consolidated Financial Statements

(continued)

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization.

Depreciation and amortization is computed on a straight-line basis as follows:

Equipment and fixtures	3 - 7 years
Leasehold improvements	2 - 10 years*
Building and building improvements	2 - 15 years

* Based on the lesser of the useful life of the asset or the term of the applicable lease.

Property and equipment are comprised of the following (in thousands):

	December 29,	December 30,
	2007	2006
Equipment and fixtures	$11,983	$11,271
Leasehold improvements	5,017	5,414
Building and building improvements	2,008	1,994
Land	240	240
	19,248	18,919
Less accumulated depreciation	(12,909)	(10,750)
	$6,339	$8,169

Property and equipment at December 29, 2007 and December 30, 2006 includes gross assets acquired under capital leases of $747,000 and $718,000, respectively, and related accumulated depreciation of $385,000 and $259,000, respectively.

Expenditures that materially extend useful lives of property and equipment are capitalized.  Routine maintenance, repairs and renewal costs are expensed as incurred.  Gains or losses from the sale or retirement of property and equipment are recorded in current operations.

Included in leasehold improvements at December 29, 2007 and December 30, 2006 is $1.3 million for tenant improvements provided as lease incentives by the lessor related to the lease for the Company’s gifting operations facility less accumulated depreciation of $208,000 and $83,000, respectively.  Deferred rent at December 29, 2007 and December 30, 2006 of $125,000 is included in accrued liabilities and $900,000 in other liabilities relating to these lease incentives.  The total amount of these leasehold improvements and deferred rent are amortized over the life of the lease.

During fiscal year 2007, the company sold land held for sale for $278,000, resulting in a gain of $128,000.  Land held for sale at December 30, 2006 was included in other assets.

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to the Consolidated Financial Statements

(continued)

The Company determined that a triggering event had occurred in fiscal year 2007 and 2006 under SFAS No. 144 (“SFAS 144”), “Accounting for Impairment or Disposal of Long-Lived Assets,” for the Dairy Franchising reporting unit as a result of the continued eroding dairy franchise operations evidenced by fewer locations, consistent negative year-over-year same store sales by our dairy franchisees and our inability to locate and open a significant number of new or additional franchise locations.  These factors have resulted in continued decreases in franchise royalties and yogurt formulation revenues from the dairy franchise system.  The Company performed the impairment tests as required by SFAS 144 for the long-lived assets of the Dairy Franchising reporting unit and determined that leasehold improvements and equipment associated with a Beriyo test store and a Yovana test store were impaired as of December 29, 2007 and December 30, 2006, respectively.  Therefore, an impairment charge of $54,000 and $400,000 for these long-lived assets was required as of December 29, 2007 and December 30, 2006, respectively.

Goodwill, Trademarks and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually in accordance with the provisions of SFAS 142.  SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and be reviewed for impairment in accordance with SFAS 144.

On an annual basis (during the fourth quarter), or more frequently if circumstances indicate potential impairment, the Company performs an assessment for impairment of its carrying value of goodwill associated with each of its reporting units defined as GAC/Pretzels, Mrs. Fields Franchising, Mrs. Fields Gifts, and Mrs. Fields Licensing, by comparing each reporting unit’s fair value with its carrying value.  The estimated fair value of goodwill is affected by, among other things, operating results, the Company’s business plan for the future, estimated results of future operations and the comparable companies and transactions that are used to estimate the fair value of the goodwill.  If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary.  If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any.  The second step test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The Company performed its annual impairment analysis for fiscal year 2007 by comparing the fair value of each of the Company’s reporting units to the carrying amount of each reporting unit as of December 29, 2007.  Management concluded that the estimated fair value of each reporting unit exceeded its carrying value and thus no impairment existed as of December 29, 2007.

During fiscal year 2006, the Company determined that a triggering event had occurred under SFAS 142 for the Dairy Franchising reporting unit as a result of the continued eroding dairy franchise operations evidenced by fewer locations, consistent negative year-over-year same store sales by our dairy franchisees and our inability to locate and open a significant number of new or additional franchise locations.  As such, the Company tested the goodwill related to the Dairy Franchising reporting unit by comparing the reporting unit’s fair value with its carrying value. As a result of the impairment test, the Company recorded an impairment charge of $14.6 million in fiscal year 2006 relating to the Dairy Franchising reporting unit.

The Company performed its annual goodwill impairment analysis as of December 31, 2005 and concluded that the carrying amount of the Dairy Franchising reporting unit exceeded its fair value.  The Company compared the implied fair value of the Dairy Franchising reporting unit’s goodwill with the carrying amount of the goodwill and recorded an impairment charge of $43.7 million in fiscal year 2005.

The following outlines the Company’s goodwill by operating segment (in thousands):

	December 29,	December 30,
	2007	2006
GAC/Pretzels	$41,072	$54,913
Mrs. Fields Franchising	5,491	5,491
Mrs. Fields Gifts	1,859	1,859
Mrs. Fields Licensing	1,852	1,852
	$50,274	$64,115

The Mrs. Fields Branded Retail and Dairy operating segments had no goodwill at December 29, 2007 and December 30, 2006.  GAC/Pretzels goodwill decreased $13.8 million as a result of the sale of Pretzels (see Note 2).

Trademarks and other intangible assets are comprised of definite-lived assets and are amortized over 5 to 15 years.  The following outlines the Company’s trademarks and other intangibles (in thousands):

	December 29,	December 30,
	2007	2006
Trademarks and trade names	$15,305	$15,305
Recipes	4,150	4,150
Franchise relationships	2,600	2,600
Reacquired franchise and license rights	1,000	1,000
	23,055	23,055
Less accumulated amortization	(14,708)	(12,310)
	$8,347	$10,745

The Company determined that a triggering event had occurred in fiscal year 2005 under SFAS 144 as a result of the eroding dairy franchise operations evidenced by fewer locations, consistent negative year-over-year same store sales by our dairy franchisees and the Company’s inability to locate and open a significant number of new or additional franchise locations.  Therefore, the Company recorded charges to write-down the TCBY trade names and franchise relationships of $1.7 million and $7.2 million, respectively, for the year ended December 31, 2005.  In addition, the fair value becomes the new basis of the assets and they are amortized over the remaining useful life of the assets pursuant to SFAS 144.

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to the Consolidated Financial Statements

(continued)

During fiscal year 2005, the Company, through Mrs. Fields Franchising, LLC (“MFF”), a wholly owned subsidiary of the Company, entered into an Option Agreement and Amendment to License Agreement (the “Option”) with Maxfield Candy Company (“Maxfield”), one of its licensees, who produces and sells Mrs. Fields branded premium candy products in certain distribution channels under a trademark license agreement (the “License”).  The Option granted MFF an option to repurchase the License, exercisable during a period from the second to the fifth anniversary of the Option date.  The Option purchase price was $1.0 million, one-half of which was paid by MFF when the Option was signed by the parties and one-half of which was paid to Maxfield on the first anniversary of that date (December 2006).  The repurchase price for the License is due only if MFF exercises the Option and ranges from $4.5 million to $7.0 million, depending on when the Option is exercised.  One-half of the Option purchase price will be credited to the License repurchase price in a manner described in the Option if MFF exercises the Option.  The parties also agreed to certain modifications of the License as part of the Option.  The Option purchase price is included in reacquired franchise and license rights. As of December 29, 2007, the Company considered that a triggering event had occurred as a result of eroding sales of chocolates under the License.  The Company performed the impairment testing as required under SFAS 144 and determined that the Option was impaired and recorded an impairment charge of $424,000 as of December 29, 2007.

Amortization expense of the intangible assets for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $2.4 million, $2.0 million and $2.7 million, respectively.  Future amortization expense of the intangible assets as of December 29, 2007, is estimated to be as follows (in thousands):

Fiscal Year
2008	$1,694
2009	1,694
2010	1,694
2011	1,326
2012	587
Thereafter	1,352
$8,347

Deferred Loan Costs

Deferred loan costs are amortized over the life of the related debt using the effective interest method. During the years ended December 29, 2007, December 30, 2006 and December 31, 2005, the Company amortized deferred loan costs of approximately $1.2 million, $846,000 and $921,000, respectively, to interest expense.

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

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to the Consolidated Financial Statements

(continued)

Accrued Liabilities

Accrued liabilities are comprised of the following (in thousands):

	December 29,	December 30,
	2007	2006

Accrued interest payable	$6,034	$6,034
Accrued liabilities	5,211	5,452
Accrued compensation and benefits	2,644	1,408
Accrued severance	77	1,856
	$13,966	$14,750

The accrued compensation and benefits at December 29, 2007 relates primarily to $1.5 million for accrued bonuses for fiscal year 2007.  No such accrual was included in fiscal year 2006.

The accrued severance at December 30, 2006 relates primarily to severance accrued as a result of the management reorganization in January 2007 resulting in a reduction of personnel.  In accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits — An Amendment to FASB Statements No. 5 and 43,” the Company accrued approximately $1.7 million of severance costs in fiscal year 2006 related to this management reorganization as it was both probable and estimable at December 30, 2006.

The activity in accrued severance is as follows (in thousands):

	December 29,	December 30,
	2007	2006

Beginning balance	$1,856	$60
Additions	29	2,302
Payments	(1,808)	(506)
	$77	$1,856

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

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to the Consolidated Financial Statements

(continued)

The Company receives cash payments for product formulation fees and allowances from suppliers based on the amount of product purchased directly by its distributors and franchisees.  These product formulation fees include cash payments to the Company for the right to use the Company’s proprietary formulations and recipes to manufacture the frozen dough, dough mixes and TCBY products these suppliers sell to the Company’s franchisees.  Formulation fees and allowances are recorded as revenues within the Mrs. Fields Franchising, GAC/Pretzels and Dairy operating segments upon shipment of product to the Company’s distributors or franchisees.  For the years ended December 29, 2007, December 30, 2006 and December 31, 2005, included in revenues was $8.5 million, $11.4 million and $12.8 million, respectively, for such product formulation fees and allowances.

In March 2003, the Company received $2.0 million from a supplier as an advance to maintain and expand beverage concepts at the Company’s franchised store locations.  This advance is being recognized as franchising revenues on a ratable basis over the six-year term of the agreement.

Operating Expenses

Operating expenses of the franchising segments, including Mrs. Fields, GAC/Pretzels, and Dairy are comprised of costs incurred to generate franchising revenues which include operation and supervision expenses wherein we provide support, direction and supervision to the franchisees; development and support expenses including product development costs, expenses relating to new franchise development, marketing and advertising, bad debt expense and other direct franchising expenses; and cost of product sales associated with the GAC manufacturing facility, including raw ingredients, labor and other manufacturing costs.

Gifts operating expenses are comprised of costs incurred to generate gift revenues which include cost of sales for products sold, selling and promotional expenses and direct operating expenses of the gifts segment.  Cost of sales includes inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs and other costs of our distribution network.

Branded retail operating expenses are comprised of cost of sales for products sold, selling and promotional expenses and other direct operating expenses of the branded retail segment.

Licensing operating expenses are comprised of costs incurred to generate licensing revenues, which primarily are selling and promotional expenses, bad debt and other direct operating expenses of the licensing segment.  Selling expenses include payroll and payroll-related costs, outside commissions and professional fees.

General and administrative expenses are comprised of payroll and payroll-related costs of corporate employees such as executive, accounting, legal, human resources and information systems personnel; travel and travel-related expenses of corporate employees; professional and legal fees, bank charges, insurance costs and facility costs not related to the generation of revenues.  These costs are associated with providing management support for all of our business segments.

Shipping and Handling Costs

The Company charges its gifts and manufacturing facility customers for shipping and handling costs and records the revenues in Mrs. Fields Gifts revenues and GAC/Pretzel revenues, respectively.  The costs for shipping and handling are included in Mrs. Fields Gifts expense and GAC/Pretzel expense, respectively.

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to the Consolidated Financial Statements

(continued)

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

On December 31, 2006, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation requires that the Company recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.  In accordance with the provisions of FIN 48, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of member’s deficit.

The adoption of FIN 48 did not have an impact on the Company’s consolidated financial statements.  For fiscal year 2007, the Company had no unrecognized tax benefits.  As of the date of adoption, there were no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from the date of adoption of FIN 48 or from December 29, 2007.

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

On December 31, 2006, the Company adopted Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).”  EITF 06-3 addresses which taxes assessed by a government authority should be considered and how these taxes should be presented in the income statement (i.e., gross versus net).  The Company records revenues net of state and local sales taxes.

Deferred Income Tax Assets

Deferred income tax assets are assessed for recoverability and valuation allowances are provided as necessary to reduce deferred income tax assets to amounts expected to be realized.  Should expectations of taxable income change in future periods, it may become necessary to change the valuation allowance, which could affect our results of operations in the period when such determination is made.  The Company records an income tax provision or benefit at a rate that is based on expected results for the fiscal year.  If future changes in market conditions cause actual results to be more or less favorable, adjustments to the effective income tax rate on a quarterly basis could be required.

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to the Consolidated Financial Statements

(continued)

Fair Value of Financial Instruments

The Company estimates that the total fair market value of its Senior Secured Notes was approximately $58.9 million and $95.5 million, respectively, as of December 29, 2007 (see Note 5).  These estimates are based on quoted market prices.  The book values of the Company’s other financial instruments, including accounts receivable and accounts payable, approximate fair values at the respective balance sheet dates because of the relatively short maturity of these instruments.  The carrying amount of other long-term debt obligations approximates its fair value because the related interest rates are at market rates.

Advertising

The Company administers advertising funds collected from its franchisees.  The Company directs the expenditures of the advertising funds in connection with advertising and marketing campaigns for the benefit of the respective concepts.  The advertising funds and their related activities are not included in the accompanying consolidated financial statements.

Advertising costs are expensed as incurred.  During the years ended December 29, 2007, December 30, 2006 and December 31, 2005, the Company incurred advertising expenses excluding the expenditures of the advertising funds totaling approximately $6.3 million, $7.5 million and $6.0 million, respectively, which is included in the operating costs of Mrs. Fields, GAC/Pretzels and Dairy.

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

New Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for acquisitions in fiscal years beginning after December 15, 2008 and will be adopted by the Company on December 30, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 allows companies to measure many financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to the Consolidated Financial Statements

(continued)

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  Subsequently, the FASB provided for a one-year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis.  The Company is currently evaluating the impact of adopting the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.  The Company does not expect this guidance for financial assets and liabilities to have a material impact on the Company’s consolidated financial position and results of operations.

5.   Long-Term Debt and Capital Lease Obligations

Long-Term Debt

Long-term debt is comprised of the following (in thousands):

	December 29,	December 30,
	2007	2006
Senior Secured Notes, interest at 11 1/2 percent payable semi-annually in arrears on March 15 and September 15, due March 15, 2011	$115,000	$115,000
Senior Secured Notes, interest at 9 percent payable semi-annually in arrears on March 15 and September 15, due March 15, 2011	80,747	80,747
	$195,747	$195,747

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

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to the Consolidated Financial Statements

(continued)

The Senior Secured Notes contain certain covenants that limit among other things, the ability of the Company and its subsidiaries to (i) incur additional indebtedness; (ii) make certain investments or enter into sale and leaseback transactions; (iii) pay dividends, redeem subordinated debt, repurchase the Company’s or its subsidiaries stock or make any other restricted payments as defined in the indenture; (iv) enter into certain transactions with affiliates; (v) create or incur liens; (vi) transfer or sell assets; (vii) make dividends, distributions or other payments from the Company’s subsidiaries; (viii) consummate a merger, consolidation or sale of all or substantially all of our assets; and (ix) engage in unrelated business.  The Company’s Indenture governing its Senior Secured Notes restricts the Company’s use of the proceeds from an asset sale to make an investment in similar assets, make investments in the Company or after 361 days use the net proceeds to make an offer to pay down long-term debt.

Capital Lease Obligations

The Company has acquired equipment under various capital leases.  Capital lease obligations are comprised of the following (in thousands):

	Fiscal Year Ended
	December 29,	December 30,
	2007	2006
Capital lease obligations	$411	$504
Less current portion of capital lease obligations	(87)	(119)
Long-term portion of capital lease obligations	$324	$385

As of December 29, 2007, the future minimum lease payments, including interest, for capital lease obligations are as follows (in thousands):

Fiscal Year
2008	$131
2009	98
2010	92
2011	91
2012	88
Thereafter	28
Total minimum lease payments	528
Less amount representing interest	(117)
Present value of net minimum lease payments	$411

6.   Income Taxes

Provision for Income Taxes

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Current
Federal	$6,038	$(2,648)	$693
State	944	—	150
Foreign	39	48	36
	7,021	(2,600)	879

Deferred
Federal	(521)	156	(3,061)
State	(107)	31	(626)
	(628)	187	(3,687)
Total provision (benefit) for income taxes	$6,393	$(2,413)	$(2,808)

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to the Consolidated Financial Statements

(continued)

The differences between income taxes at the U.S. federal statutory income tax rate and income taxes reported in the consolidated statements of operations are as follows (in thousands):

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Income taxes computed at federal statutory rate	$1,594	$(8,276)	$(13,843)
State income taxes	801	(21)	(315)
Goodwill and intangibles	4,706	4,984	11,301
Foreign taxes	—	48	—
Valuation allowance - Federal	(753)	1,089	—
Other	45	(237)	49
	$6,393	$(2,413)	$(2,808)

The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 29,	December 30,
	2007	2006
Deferred tax assets - current:
Allowance for doubtful accounts	$133	$454
Deferred revenues	3	29
Accrued expenses	258	330
Net unrealized loss on marketable securities available-for-sale	99	—
Other	395	347
Deferred tax assets - current	888	1,160
Valuation allowance	(178)	(426)
Net deferred tax assets - current	$710	$734

Deferred tax liabilities - long-term:
Intangibles	$(1,422)	$(1,754)
Other	(18)	(58)
Deferred tax liabilities - long-term	(1,440)	(1,812)

Deferred tax assets - long-term:
Loan costs	949	1,262
Reserves	29	372
Depreciation	731	452
Net operating loss and carryforwards	—	395
Investments	703	—
Other	340	397
Deferred tax assets - long-term	2,752	2,878
Net deferred tax asset - long-term	1,312	1,066
Valuation allowance	(552)	(1,057)
Net deferred tax assets - long-term	$760	$9

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to the Consolidated Financial Statements

(continued)

A valuation allowance is provided when it is more-likely-than-not that all or some of the deferred income tax assets will not be realized.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, the Company has determined a valuation allowance is necessary of $730,000 and $1.5 million at December 29, 2007 and December 30, 2006, respectively.  The net change in valuation allowance for the years ended December 29, 2007 and December 30, 2006 was a decrease of $753,000 and an increase of $1.5 million, respectively.

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

On March 16, 2004 the Company entered into a tax allocation agreement with MFC pursuant to which it agreed to make payments to MFC, after taking into account payments the Company makes directly to tax authorities, based on its hypothetical stand-alone consolidated federal income tax liability, determined as if the Company and its subsidiaries constituted its own consolidated group for federal income tax purposes. The Company is not permitted to make payments under the tax allocation agreement in respect of its hypothetical consolidated federal taxable income, to the extent that such payments exceed the consolidated federal income taxes (including estimated taxes) payable in respect of MFC’s consolidated federal income tax group, until and only while our ratio of Net Indebtedness to Consolidated EBITDA (each as defined in the indenture governing the Senior Secured Notes) is less than 3.75:1.0 and the Company is otherwise in compliance with the terms of the indenture governing the Senior Secured Notes.

In fiscal year 2007, the Company was required to make a payment to MFC of $400,000 for the portion of MFC’s consolidated federal income tax liability attributable to the Company.  Additionally, the tax allocation agreement with MFC does not allow for the carry-back of net operating losses.  Under the tax allocation agreement, the Company’s net operating losses must be carried forward when determining payment to MFC.  As a result, the current benefit of the federal net operating loss of $2.4 million was recorded as a contribution from parent.

7.   Long-Term Incentive Plans

Phantom Stock Plan

The Board of Directors of MFC (the “Board of Directors”) adopted the Phantom Stock Plan of Mrs. Fields’ Companies, Inc. (the “Phantom Plan”).  The purpose of the Phantom Plan is to provide long-term incentives to key employees of MFC or its subsidiaries (the “Participants”) as determined by the Compensation Committee of the Board of Directors (the “Committee”).  The Phantom Plan is unfunded and Participants do not receive any payment under the Phantom Plan until the completion of the first to occur of (i) a sale of substantially all of the assets of MFC; (ii) a public offering of MFC’s Common Stock where MFC receives proceeds, net of any underwriter’s discounts and expenses, of not less than $50 million; or (iii) any stock sale, merger or other transaction where the owners of Common Stock immediately before the transaction do not own in excess of 50 percent of the common stock of the entity surviving such sale, merger or other transaction (a “Triggering Event”).

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

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to the Consolidated Financial Statements

(continued)

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

The maximum number of performance units that may be granted under the Phantom Plan is one million units.  Subdivisions, splits or combinations involving MFC’s Common Stock will proportionately affect the number of performance units that have been awarded under the Phantom Plan.  In May 2004, the Committee approved the grant of up to 392,418 performance units allocated among Participants as determined by the Committee.  In March 2006, the Committee approved the grant of up to 182,274 additional units to Participants identified by the Committee, resulting in total authorized grants of up to 574,692 performance units.  During the year ended December 29, 2007, no performance units were granted to Participants.  Future grants, if any, shall also be determined by the Committee.  As of December 29, 2007, a total of 460,130 performance units are issued and outstanding.

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), using the prospective transition method, which requires stock-based compensation to be measured based on the fair value of the award on the date of grant and recognized over the period during which service is required in exchange for the award.  In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R).  The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations, and adopted the disclosure-only provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.”  Under APB 25, no compensation expense was recognized in net income for grants under the Phantom Plan prior to fiscal year 2006.

SFAS 123(R) applies to all of the Company’s outstanding grants under the Phantom Plan.  There are no other share-based payment awards outstanding.

Compensation costs for the grants under the Phantom Plan will be recognized upon the completion of a Triggering Event.  Accordingly, no compensation costs have been recognized in the consolidated statement of operations and comprehensive loss for the year ended December 29, 2007.

Effective September 1, 2004, MFC terminated its Employee Stock Option Plan pursuant to the provisions of the plan.  No further options will be granted under the plan.  Valid and outstanding options granted to plan participants prior to termination were unaffected by the termination.  At December 30, 2006 there were 10,000 stock options outstanding.  These options expired without exercise in March 2007.

Director Stock Option Plan

Members of the Company’s Board of Managers, other than officers of the Company, are qualified to participate in MFC’s Director Stock Option Plan.  Under MFC’s Director Stock Option Plan, a committee of the Board of MFC is authorized to administer the Plan and has the power, among other things, to grant awards of options for common stock of MFC to outside directors of MFC and its subsidiaries, including the Company.  MFC’s Director Stock Option Plan provides for the issuance of time vested options, which vest 25.0 percent per year on the anniversaries of the dates on which they are granted and vest in full upon a change of control of MFC or the Company.  A total of 100,000 shares of common stock of MFC are reserved for issuance under MFC’s Director Stock Option Plan and as of December 29, 2007 there were outstanding options providing for the issuance of up to 60,672 of those shares.

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to the Consolidated Financial Statements

(continued)

During fiscal year 2006, the non-executive Managers received 11,930 stock option grants.  During fiscal year 2007, there were no additional stock option grants awarded to the non-executive managers.  Common stock of MFC issued under the Director Stock Option Plan is subject to customary restrictions on transfer.  The adoption of SFAS 123(R) did not have a material impact on the Company’s consolidated financial statements.

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

Effective August 2005, the Company’s wholly owned subsidiary, MFF, terminated two license agreements (the “License Agreements”) with Shadewell Grove IP, LLC (“Shadewell”) for Shadewell’s failure to make certain payments to MFF in a timely manner.  These terminated License Agreements granted Shadewell a license to develop, manufacture, distribute and sell ready-to-eat shelf-stable cookie products and high quality, pre-packaged, ready-to-eat, pre-baked cookie products using certain Mrs. Fields trademarks, service marks and trade names in distribution channels designated in the License Agreements.  In May 2006, the Court of Chancery of the State of Delaware ruled in the Company’s favor on all issues in the litigation filed by Shadewell in October 2005 against MFF.

Operating Leases

The Company leases office space, facilities and equipment under long-term non-cancelable operating lease agreements with remaining terms of one to ten years.  Rent expense, net of sublease payments, was $2.6 million, $2.1 million and $1.3 million for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

As of December 29, 2007, the future minimum lease payments due under operating leases are as follows (in thousands):

Fiscal Year
2008	$2,423
2009	2,496
2010	2,523
2011	1,624
2012	1,227
Thereafter	3,966
$14,259

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to Consolidated Financial Statements

(continued)

As of December 29, 2007, the future minimum sublease payments due to the Company under these operating leases are as follows (in thousands):

Fiscal Year
2008	$236
2009	150
2010	115
2011	29
$530

Contractual Arrangements

The Company has entered into a supply agreement to purchase frozen dough products, which stipulates minimum annual purchase commitments of not less than 12.5 million pounds of products, approximately $14.8 million based on weighted average prices in effect December 29, 2007, each year through the end of the contract, December 2011.  These annual purchase commitments are satisfied primarily through the direct purchase of frozen dough products by franchisees.  Should the Company not meet the annual minimum commitment, the supplier's sole remedy, at its option, is to negotiate with us in good faith on the conversion cost based on market prices in the industry.

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

During FY 2006, TCBY entered into two new Supply Agreements, both dated effective December 5, 2006 to replace TCBY's former relationship with Americana Foods LP ("Americana").  The first Supply Agreement, between TCBY and Scott Brothers Dairy, Inc. ("Scott Brothers"), provides for manufacturing of TCBY's soft-serve frozen yogurt products.  The second Supply Agreement, between TCBY and Yarnell Ice Cream Company, Inc. ("Yarnell"), provides for manufacturing of TCBY's hand-scooped frozen yogurt products.  Under the Supply Agreements, Scott Brothers and Yarnell make the frozen yogurt products available to TCBY's designated distributors, who purchase the products for resale to TCBY franchisees.  Each Supply Agreement has an initial term of three years and includes provisions related to licensing of TCBY's marks for purposes of production; pricing, payment, invoicing and collection; inventory controls; quality standards and assurance; indemnification and confidentiality.

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to Consolidated Financial Statements

(continued)

9.   Related-Party Transactions

Amounts Due To Affiliates

The amounts due to affiliates are comprised of amounts due to MFOC, MFH and MFC (in thousands):

	December 29,	December 30,
	2007	2006
Amounts due from affiliates:
MFC	$56	$—
Amounts due to affiliates:
MFC - tax sharing	$7,336	$3,166
MFOC	—	349
MFH	274	273
	$7,610	$3,788

Management Agreement with MFOC

The Company operates under a management agreement with MFOC, pursuant to which the Company provides business and organizational strategy, financial and investment management and other executive-level management services to MFOC and its subsidiaries (other than the Company) upon the terms and subject to the conditions set forth in the management agreement.  As compensation for these services, MFOC reimbursed the Company on a monthly basis the allocated costs of the fixed general and administrative functions plus the variable general and administrative functions dedicated to the providing of these services as determined in good faith by the Company and MFOC.  These reimbursement amounts are intended to reflect the actual costs of providing these services and are not intended to generate revenues for the Company.  The reimbursement amounts decreased over time as MFOC reduced its store operations.  MFOC operates one retail store and as a result, the Company provided insignificant services to MFOC and did not collect a reimbursement under this management agreement during fiscal year 2007.

The management agreement also provides that any amounts received by a party to the management agreement that, pursuant to its terms, is the property of the other party, promptly shall be remitted to such other party.  It is intended that the management agreement will continue in effect until the expiration of all store leases for which MFOC is the lessee.  For the years ended December 29, 2007, December 30, 2006 and December 31, 2005, MFOC reimbursed the Company $0, $512,000 and $2.4 million, respectively, for management services provided under the management agreement.

Franchise Agreements with MFOC

During 2004, certain of the Company's brand franchisor subsidiaries entered into franchise agreements with MFOC, which permit MFOC to sell and distribute the Company's products in MFOC's owned stores upon payment of franchise royalties and other amounts required under the franchise agreements.  These franchise agreements are similar to the Company's standard form of franchise agreement, except that the Company did not charge MFOC an up-front franchising fee for stores open as of the date of the franchise agreements in recognition of the fact that the stores owned and operated by MFOC were operated prior to giving effect to the reorganization.

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to Consolidated Financial Statements

(continued)

The aggregate amount of franchise royalties paid to the Company by MFOC for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $16,000, $120,000 and $689,000, respectively.  As of December 29, 2007, MFOC no longer operates stores under these franchise agreements.

MFOC Sublease

During 2004, the Company entered into an assignment agreement whereby the lease for the corporate headquarters was assigned from MFOC to the Company.  MFOC then entered into a sublease with the Company and will pay the Company, over the term of the sublease, agreed rental payments that have been established based on estimated usage of the headquarters by their personnel.  For the years ended December 29, 2007, December 30, 2006 and December 31, 2005, MFOC paid rent of $0, $93,000 and $289,000, respectively, to the Company.  Since MFOC has largely ceased its operations, no rental payments are expected to be received from MFOC under this agreement in fiscal year 2008.

MFOC Collection Agency Agreement

During 2004, the Company entered into a collection agency agreement with MFOC under which the Company agreed to act as MFOC's collection agent for subtenant rental payments made by the Company's franchisees who operate stores previously owned by MFOC on which MFOC remains as the tenant.  The Company does not separately charge MFOC for this service, rather, the performance of this service is considered part of the management agreement with MFOC.

Insurance Allocation Agreement with MFC

During 2004, the Company entered into an insurance allocation agreement with MFC under which the Company agreed to make certain payments to MFC in respect to the Company's share of certain insurance costs, allocated based on the Company's estimation of the appropriate risk of loss of each of MFC's subsidiaries.  The insurance allocation agreement also provides for the allocation of workers' compensation costs based on the respective employee payroll and employment category risk factor of each of MFC's subsidiaries that generates payroll.  For the years ended December 29, 2007, December 30, 2006 and December 31, 2005, the Company paid MFC $1.2 million, $1.1 million and $1.3 million, respectively, for the Company's share of insurance costs.  Cash payments made by the Company to MFC under the insurance allocation agreement are permitted under the Indenture and do not decrease dividends or payments that may be made to parent entities of the Company under the Indenture's available baskets.

Benefits Agreement with MFOC

During 2004, the Company entered into a benefits agreement with MFOC under which the Company agreed to make certain payments to MFOC in respect to the Company's share of employee benefits costs based on the number of the Company's employees.  Costs associated with the Company's employees providing services to MFOC under the management agreement are allocated consistent with the shared expenses under the management agreement.  For the years ended December 29, 2007, December 30, 2006 and December 31, 2005, the Company paid MFOC $3.1million, $3.3 million and $2.9 million, respectively, for the Company's share of employee benefits costs.  Cash payments made by the Company to MFOC under the benefits agreement are permitted under the Indenture and do not decrease dividends or payments that may be made to parent entities of the Company under the Indenture's available baskets.

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to the Consolidated Financial Statements

(continued)

Shadewell Grove Holdings, LLC and Shadewell Grove IP, LLC

Prior to 2004, the Company had entered into various trademark license agreements and exclusively licensed certain recipes to Nonni's Food Company, Inc. ("Nonni's"), a manufacturer and distributor of soft baked cookies.  In addition, the Company owned warrants to purchase 111,111 shares of Nonni's common stock at an exercise price of $10.775.   In March 2004, Nonni's was acquired by a third party investor in a stock purchase (the "Nonni's Purchase").  As part of the Nonni's Purchase, in consideration for the sale of the warrants to purchase 111,111 shares of Nonni's common stock, the Company was to receive an aggregate of $1.3 million, of which approximately $200,000 was being held in an escrow account pending post-closing adjustments related to the Nonni's Purchase.   As a result, the Company recorded a gain on the sale of these warrants of $1.1 million in other income in the consolidated statement of operations during the year ended January 1, 2005.  The Company received $122,000 in January 2006 from Nonni's as final settlement related to the amount previously held in escrow and recorded a gain on the sale of the warrants in other income in the consolidated statement of operations and comprehensive income (loss) during fiscal year 2006.

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

During March 2005, the Company paid Shadewell Holdings approximately $48,000 for additional preferred units of Shadewell Holdings to maintain its pro-rata ownership of Shadewell Holdings.  This investment was written off to loss on sale of non-marketable securities during the year ended December 30, 2006.  The Company has appointed one of its executive officers, to represent the Company as a director of Shadewell Holdings.

Shadewell, a wholly owned subsidiary of Shadewell Holdings, had licenses to develop, manufacture and distribute ready-to-eat shelf stable cookie products utilizing the Mrs. Fields trademarks, service marks and trade names through retail distribution channels and designated food service distribution channels.  Shadewell also has a license to market and distribute high quality, pre-packaged chocolate chips utilizing the Mrs. Fields trademarks, service marks and trade names through designated retail distribution channels.  For the years ended December 29, 2007, December 30, 2006 and December 31, 2005, the Company earned royalty and licensing revenues associated with the licensing and recipe sales agreements of $58,000, $420,000 and $2.3 million, respectively.

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

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to the Consolidated Financial Statements

(continued)

Until June 2006, Shadewell continued to operate under the terminated License Agreements.  During June 2006, MFF and Shadewell entered into a consulting agreement (the "Shadewell Consulting Agreement") whereby Shadewell employees would provide consulting and training services to MFF employees through August 2006 to assist MFF in establishing its own business selling products through designated retail distribution channels.  The Shadewell Consulting Agreement was extended through October 2006.  Shadewell received for its services a fee of $395,000, which was paid during the third quarter of fiscal year 2006.

In July 2006, MFF began operating its branded retail business, including selling products to retail customers directly or through brokers, purchasing inventory from contract manufacturers and arranging for distribution of products to these customers.  As a result, management anticipates the use of significant cash to operate the business.

Co-marketing and Supply Agreement

Americana was owned by an entity in which a limited partner of the entity is a subsidiary of a significant shareholder of MFC.  Americana manufactured yogurt-based products, ice cream and novelty items for sale and distribution to TCBY's franchisees and distributors under the TCBY Supply Agreement dated November 19, 2002 (the "Exclusive Supply Agreement").  During fiscal year 2006, TCBY was notified that CB Americana, LLC, the general partner of Americana, filed an Involuntary Petition ("Involuntary Petition") with the United States Bankruptcy Court for the Northern District of Texas, naming Americana as a debtor under Chapter 7 of the Bankruptcy Code.  Americana was the principal supplier of TCBY's frozen yogurt products under the Exclusive Supply Agreement.  Production of TCBY products at Americana has ceased in connection with the Involuntary Petition.

In addition, Americana owed TCBY approximately $585,000 for amounts collected by Americana on behalf of TCBY for product sold and for decreases in the price of commodities that TCBY was entitled to receive from Americana under the Supply Agreement.  During the third quarter of fiscal year 2006, TCBY recorded bad debt expense of approximately $585,000 and has written off this receivable.

Under the TCBY Supply Agreement, the Company recognized revenues related to the product manufactured by Americana of $0, $8.6 million and $9.6 million for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively. In addition, Americana sold TCBY branded frozen specialty products and private label products through retail channels and paid TCBY a portion of the sales price under the TCBY Supply Agreement.  TCBY invoiced Americana $0, $606,000 and $711,000 for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively, relating to TCBY's portion of these sales.  As a result of these sales, TCBY reimbursed Americana for certain costs. Americana invoiced TCBY $0, $45,000 and $180,000 for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively, relating to the reimbursement of these costs.

10.   Employee Benefit Plans

MFOC sponsors the Mrs. Fields' Original Cookies, Inc. 401(k) Retirement Savings Plan (the "Plan") for all eligible employees of MFOC and its subsidiaries.  Under the terms of the Plan, employees may make contributions to the Plan.  For the years ended December 29, 2007, December 30, 2006 and December 31, 2005, a portion of the employee contributions to the Plan were matched by contributions from the Company at the rate of 100 percent of the first three percent of employee contributions plus 50 percent of the next two percent of employee contributions.  The total matching contributions made by the Company to the Plan for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 were approximately $350,000, $405,000 and $349,000, respectively.

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to the Consolidated Financial Statements

(continued)

11.   Reportable Segments

Operating segments are components of the Company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance.  This information is reported on the basis that it is used internally for evaluating segment performance.  As discussed in Note 1, the Company changed its reporting segments as a result of the reorganization of the Company’s business units.

The Company has the following six operating segments:

Mrs. Fields Gifts Mrs. Fields Branded Retail Mrs. Fields Franchising Mrs. Fields Licensing	(collectively “Mrs. Fields”)
GAC/Pretzels Dairy

The accounting policies for the segments are the same as those discussed in the summary of significant accounting policies (see Note 3).  Sales and transfers between segments are eliminated in consolidation.

The Mrs. Fields Gifts operating segment includes sales generated from the Company's gift catalog and website.

The Mrs. Fields Branded Retail operating segment includes sales generated directly from the sale of Mrs. Fields products through various retail channels.  As previously discussed, the Company commenced selling shelf stable cookies in July 2006 directly through retail channels following the termination of certain license agreements.  Prior to this time, our branded retail activities consisted only of sales of Mrs. Fields branded cookie dough directly through retail channels.

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

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to the Consolidated Financial Statements

(continued)

Segment revenues and contribution are presented in the following table (in thousands):

	Fiscal Year Ended
	December 29,	December 30,	December 31,
Total Company	2007	2006	2005
Revenues:
Mrs. Fields Gifts	$31,046	$30,708	$30,136
Mrs. Fields Branded Retail	19,625	10,989	272
Mrs. Fields Franchising	7,754	8,494	9,234
Mrs. Fields Licensing	919	1,838	4,016
Total Mrs. Fields	59,344	52,029	43,658

GAC/Pretzels	28,891	31,832	29,711
Dairy	9,743	12,727	14,583

	$97,978	$96,588	$87,952
Contribution:
Mrs. Fields Gifts	$3,778	$(1,671)	$1,718
Mrs. Fields Branded Retail	1,086	(408)	53
Mrs. Fields Franchising	4,815	6,031	6,406
Mrs. Fields Licensing	928	427	2,884
Total Mrs. Fields	10,607	4,379	11,061
GAC/Pretzels	14,236	16,826	15,428
Dairy	3,834	6,298	10,006

	$28,677	$27,503	$36,495

The reconciliation of contribution to net income (loss) before income tax provision (benefit) is as follows (in thousands):

	For the Fiscal Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Contribution	$28,677	$27,503	$36,495
Other revenues	90	—	—
General and administrative expenses	(10,721)	(11,803)	(8,585)
Depreciation and amortization	(4,665)	(4,553)	(3,976)
Impairment of goodwill	—	(14,568)	(43,707)
Gain on sale of land held for sale	128	—	—
Gain on sale of intangible assets	12,222	—	—
Interest expense, net	(21,047)	(20,892)	(20,943)
Other expense	—	(28)	—
Other, net	3	—	—
Income (loss) before income tax provision (benefit)	$4,687	$(24,341)	$(40,716)

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to the Consolidated Financial Statements

(continued)

Segment assets are as follows (in thousands):

	December 29,	December 30,
	2007	2006
Mrs. Fields Gifts	$8,777	$11,703
Mrs. Fields Branded Retail	2,925	3,157
Mrs. Fields Franchising	9,960	10,538
Mrs. Fields Licensing	2,261	3,476
Total Mrs. Fields	23,923	28,874
GAC/Pretzels	45,799	59,829
Dairy	5,388	7,359
Total Segment Identified Assets	75,110	96,062
Non-Segment Identified Assets	45,688	25,658
Total Assets	$120,798	$121,720

The fixed assets and inventories of the Company primarily relate to the Company's GAC manufacturing facility, branded retail segment, gifts business segment and related activities.  Assets relating to franchising and licensing activity are primarily amounts due from franchisees and licensees and intangible assets, such as trademarks, trade names, recipes, franchise relationships and goodwill relating to franchising concepts.

Revenues from franchisees, customers and licensees within the United States were $93.4 million, $93.0 million and $86.5 million or 95.2 percent, 96.3 percent and 98.3 percent of total revenues for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

Revenues from international franchisees, customers and licensees were $4.7 million, $3.6 million and $1.5 million or 4.8 percent, 3.7 percent and 1.7 percent of total revenues for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.  Revenues from any single foreign country were not material.  Providing geographical information regarding long-lived assets is impracticable.

The Mrs. Fields Gifts operating segment has one customer that accounted for approximately $4.2 million, $4.0 million and $3.6 million, or 13.4 percent, 13.0 percent and 11.8 percent of revenues for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.  No other customers accounted for more than five percent of Mrs. Fields Gifts operating segment revenues.

The Mrs. Fields Branded Retail operating segment is not dependent upon any single customer.

The Mrs. Fields, GAC/Pretzels and Dairy business units are not dependent upon any single franchise.

Our licensing segment, for fiscal year 2007, 2006 and 2005, respectively, has:

•                  a licensee that accounted for approximately $543,000, $565,000 and $684,000 or 59.1 percent, 30.7 percent and 17.0 percent of the revenues of the licensing segment;

•                  a licensee that accounted for approximately $127,000, $0  and $0 or 13.8 percent, 0 percent and 0 percent of the revenues of the licensing segment ;and

•                  a licensee that accounted for approximately $120,000, $120,000  and $97,000 or13.1 percent,6.5 percent and 2.4 percent of the revenues of the licensing segment.

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to the Consolidated Financial Statements

(continued)

12.   Supplemental Condensed Consolidating Financial Information

The Senior Secured Notes were issued by the Company and Mrs. Fields Financing Company, Inc. ("MFFI"), as co-issuers.  MFFI is a wholly owned finance subsidiary of the Company.   The Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company's domestic subsidiaries other than minor subsidiaries.  The Company has no independent assets or operations.  Therefore, supplemental financial information on a condensed consolidating basis of the guarantor subsidiaries is not required.  There are no restrictions on the Company's ability to obtain cash dividends or other distributions of funds from the guarantor subsidiaries, except those imposed by applicable law.

13.   Subsequent Event

On January 29, 2008 (the "GAC Closing Date"), the Company and its wholly owned subsidiaries, GAC,  completed the sale of substantially all of the assets of GAC to NexCen pursuant to an asset purchase agreement (the "GAC Agreement").  The total purchase price, subject to customary closing adjustments, is $93.6 million (the "GAC Transaction"), which consists of $89.0 million in cash and 1,099,290 shares of NexCen Brands common stock valued at $4.23 per share, and we expect to record a gain on this transaction in the first quarter of fiscal year 2008.  The net proceeds from the sale of GAC is considered restricted cash and will be reflected as restricted cash in the Company’s consolidated financial statements.  Under the terms of the GAC Agreement, the NexCen Brands common stock is to be held in escrow for six months, pending satisfaction of certain conditions as described in the GAC Agreement.  Additionally, the Company was required to pay $6.7 million of the GAC Transaction proceeds to certain of GACCF’s franchisees at the GAC Closing Date, in satisfaction of rights they held in connection with the sale of the GAC franchise system, as described in a Settlement and Release Agreement (the "Release") signed as of the Closing Date, by and among such franchisees, NexCen Brands, GACCF, Mrs. Fields and MFOC.  As of December 29, 2007, GACs’ assets and liabilities consisted of:

•                  accounts receivables of $2.7 million:

•                  Inventories of $1.1 million;

•                  property and equipment of $700,000;

•                  Goodwill of $41.1 million;

•                  Prepaid and other assets of $379,000;

•                  $1.3 million of accounts payable and accrued liabilities; and

•                  capital lease obligations of $22,000