Form 10-Q
period 2008-03-29
MRS FIELDS FAMOUS BRANDS LLC
filed 2008-05-13
CIK 1288407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Former Name, Former Address and Former Fiscal Year, if changed since last report:  Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒   NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  YES ☐   NO  ☒

On May 9, 2008, 100 common interests of registrant were outstanding, all of which are held by an affiliate.  There is no established trading market for registrant’s common interests.

MRS. FIELDS FAMOUS BRANDS, LLC

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MRS. FIELDS FAMOUS BRANDS, LLC

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	March 29,	December 29,
	2008	2007
ASSETS:
Cash and cash equivalents	$3,222	$11,425
Restricted cash	96,651	19,965
Marketable securities available-for-sale	5,394	2,489
Receivables, net of allowance for doubtful accounts of $377 and $347 respectively	4,716	7,954
Amounts due from affiliates	293	56
Inventories	3,179	3,659
Prepaid expenses and other	2,180	900
Deferred tax asset	1,039	710
Current assets of discontinued operations	61	—
Total current assets	116,735	47,158

Property and equipment, net	5,261	6,339
Goodwill	9,202	50,274
Trademarks and other intangible assets, net	7,901	8,347
Deferred loan costs, net of accumulated amortization of $12,333 and $12,011, respectively	4,595	4,917
Deferred tax asset	1,004	760
Other assets	2,544	3,003
Total assets	$147,242	$120,798

LIABILITIES AND MEMBER’S DEFICIT:
Accounts payable	$4,969	$5,989
Accrued liabilities	6,254	13,966
Amounts due to affiliates	36,899	7,610
Current portion of capital lease obligations	71	87
Current portion of deferred revenues	698	807
Current liabilities of discontinued operations	934	—
Total current liabilities	49,825	28,459

Long-term debt	195,747	195,747
Capital lease obligations, net of current portion	286	324
Deferred revenues, net of current portion	382	433
Other liabilities	1,016	1,066
Total liabilities	247,256	226,029
Commitments and Contingencies
Member’s deficit	(98,855)	(104,907)
Accumulated other comprehensive loss	(1,159)	(324)
Total member’s deficit	(100,014)	(105,231)
Total liabilities and member’s deficit	$147,242	$120,798

See accompanying notes to unaudited condensed consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	13 Weeks Ended
	March 29,	March 31,
	2008	2007
REVENUES:
Mrs. Fields	$13,317	$11,482
Dairy	1,789	2,345
Total revenues	15,106	13,827

OPERATING COSTS AND EXPENSES:
Mrs. Fields	12,566	10,058
Dairy	1,169	1,842
General and administrative	2,813	2,406
Depreciation	480	486
Amortization	472	517
Other, net	(38)	—
Gain on sale of land held for sale	—	(128)
Total operating costs and expenses	17,462	15,181
Loss from continuing operations	(2,356)	(1,354)
Interest expense, net	(4,892)	(5,293)
Loss from continuing operations before benefit for income taxes	(7,248)	(6,647)
Benefit for income taxes	(2,778)	(1,487)
Loss from continuing operations	(4,470)	(5,160)
Income from discontinued operations, net of income taxes of $32,014 and $1,497, respectively	10,522	2,482
Net income (loss)	$6,052	$(2,678)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$6,052	$(2,678)
Unrealized loss on marketable securities	(834)	—
Foreign currency translation adjustment	(1)	(3)
Comprehensive income (loss)	$5,217	$(2,681)

See accompanying notes to unaudited condensed consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	13 Weeks Ended
	March 29,	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,052	$(2,678)
Income from discontinued operations, net of income taxes	(10,522)	(2,482)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization	952	1,003
Amortization of deferred loan costs	322	288
Gain on sale of land held for sale	—	(128)
Deferred income taxes	(60)	—
Changes in assets and liabilities:
Receivables	586	1,383
Inventories	(660)	190
Prepaid expenses and other assets	(1,641)	32
Accounts payable	(88)	(4,753)
Accrued liabilities	(6,633)	(5,859)
Amounts due to/from affiliates	(2,962)	(390)
Deferred revenues	(160)	(45)
Other liabilities	(50)	(52)
Total operating cash flows used in continuing operations	(14,864)	(13,491)
Total operating cash flows (used in) provided by discontinued operations	(5,480)	2,971

Net cash used in operating activities	(20,344)	(10,520)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(76,686)	—
Proceeds from sale of land held for sale	—	278
Purchases of property and equipment	(92)	(5)
Total investing cash flows (used in) provided by continuing operations	(76,778)	273
Total investing cash flows provided by (used in) discontinued operations	88,952	(7)

Net cash provided by investing activities	12,174	266

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital leases	(32)	(30)
Net cash used in financing activities	(32)	(30)
Effect of foreign exchange rate changes on cash	(1)	(3)
Net decrease in cash and cash equivalents	(8,203)	(10,287)
Cash and cash equivalents at beginning of period	11,425	15,963
Cash and cash equivalents at end of period	$3,222	$5,676
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$10,264	$10,261

Supplemental Disclosure of Noncash Investing and Financing Activities:
Securities received from the sale of assets	$3,837	$—
Unrealized loss on marketable securites available-for-sale	834	—
Distribution to parent under tax allocation agreement	—	743

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

The Company has the following five reportable operating segments:

• Mrs. Fields Gifts
• Mrs. Fields Branded Retail
• Mrs. Fields Franchising	(collectively “Mrs. Fields”)
• Mrs. Fields Licensing
• Dairy

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Income per common interest information is not presented because the Company is wholly-owned by MFOC and, therefore, its common interests are not publicly traded.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 2007 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008 (the “Annual Report”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

3.  Recently Adopted Accounting Pronouncements

On December 30, 2007, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 115” (“SFAS 159”).  SFAS 159 allows companies to measure many financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The Company did not elect to report any additional assets or liabilities at fair value and accordingly, the adoption of SFAS 159 did not have a material effect on our financial position or results of operations.

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(continued)

On December 30, 2007, the Company adopted the provision of SFAS No. 157 ("SFAS 157"), "Fair Value Measurements," except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year.  The Company measures at fair value certain financial assets and liabilities, including its marketable securities available-for-sale.  SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs have created the following fair-value hierarchy:

•      Level 1 - Quoted prices for identical instruments in active markets;

•      Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•      Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

	Fair Value Measurements as of March 29, 2008
	Total	Level 1	Level 2	Level 3
Marketable securities available-for-sale	$5,394	$5,394	$—	$—
	$5,394	$5,394	$—	$—

The adoption of SFAS 157 did not have a material effect on the Company’s financial position or results of operations.

4.  Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for acquisitions in fiscal years beginning after December 15, 2008 and will be adopted by the Company on December 28, 2008.

5.  Discontinued Operations

On January 29, 2008 (the “GAC Closing Date”), the Company and its wholly-owned subsidiaries, GACCF, LLC, formerly Great American Cookie Company Franchising, LLC (“GACCF”) and GAMAN, LLC, formerly Great American Manufacturing, LLC (together with GACCF, “GAC”) completed the sale of substantially all of the assets of GAC to a wholly-owned subsidiary of NexCen Brands, Inc. (“NexCen Brands” and together with its subsidiaries, “NexCen”) pursuant to an asset purchase agreement (the “GAC Agreement”) for $93.6 million (the “GAC Transaction”).  The purchase price consisted of $89.0 million in cash and 1,099,290 shares of NexCen Brands common stock valued at $4.23 per share.  The net cash proceeds from the sale of GAC is considered restricted cash and is reflected as restricted cash in the Company’s condensed consolidated financial statements.  Under the terms of the GAC Agreement, the NexCen Brands common stock will be held in escrow for nine months, pending satisfaction of certain standard representations and warranties as described in the GAC Agreement.  Additionally, the Company paid $6.7 million of the proceeds from the sale of GAC to certain of GACCF’s franchisees at the GAC Closing Date, in satisfaction of rights they held in connection with the sale of the GAC franchise system. The Company is restricted from trading the shares of NexCen Brands common stock until six months after the GAC Closing Date.  Thereafter, the Company may sell up to 25 percent of the total number of shares during any three month period.  Due to the restrictions on the sale of the NexCen Brands common stock, the Company recorded the shares at a 17.5 percent discount from the market value on the date of sale.  The shares that may be traded within 12 months have been reported as of March 29, 2008 as available-for-sale securities in accordance with SFAS No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.”  The remainder of the stock as of March 29, 2008 that is not available for sale within 12 months is accounted for using the cost method at the discounted basis and is included in other assets.

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(continued)

On August 7, 2007 (the “Pretzel Closing Date”), the Company and its wholly-owned subsidiaries, PTF, LLC and PMC, LLC, formerly Pretzel Time Franchising, LLC and Pretzelmaker Franchising, LLC, respectively, (collectively, “Pretzels”), completed a sale of certain assets, consisting primarily of identifiable intangible assets of Pretzels, to NexCen for $29.3 million, consisting of $22.0 million in cash and 997,671 shares of NexCen Brands common stock valued at $7.35 per share on the date of the sale.  Under the terms of the asset purchase agreement, $2.9 million (397,121 shares) and $1.0 million (136,054 shares) of NexCen Brands common stock, valued at $7.35 per share, will be held in escrow for nine and fifteen months, respectively, pending satisfaction of certain representations and warranties.  The Company is restricted from trading the shares of NexCen Brands common stock until twelve months after the Pretzel Closing Date and then only 25 percent of the total number of shares every three months thereafter.  Due to the restrictions on the sale of the NexCen Brands common stock, the Company recorded the shares at a 25 percent discount from the fair value on the date of sale.  The shares that may be traded within 12 months have been reported as of March 29, 2008 as available-for-sale securities in accordance with SFAS No. 115.  The remainder of the stock as of March 29, 2008 that is not available for sale within 12 months was accounted for using the cost method at the discounted basis and is included in other assets.

The key components of income from discontinued operations related to GAC and Pretzels (collectively, “GAC/Pretzels”) were as follows (in thousands):

	For the 13 Weeks Ended
	March 29,	March 31,
	2008	2007
GAC/Pretzel revenue	$1,929	$7,736
GAC/Pretzel operating expenses	(1,826)	(3,717)
Depreciation	(11)	(40)
Other revenue	113	—
Interest expense, net	2	—
Income before income taxes	207	3,979
Income taxes	79	1,497
Income from discontinued operations	128	2,482
Gain on sale, net of $31,935 related to income taxes	10,394	—
Earnings from discontinued operations, net of income taxes	$10,522	$2,482

As of December 29, 2007, GAC’s assets and liabilities consisted of the following:

•                  accounts receivables, net of $2.7 million;

•                  inventories of $1.1 million;

•                  property and equipment, net of $700,000;

•                  goodwill of $41.1 million;

•                  prepaid and other assets of $400,000; and

•                  accounts payable and accrued liabilities of $1.3 million.

As of March 29, 2008, current assets and liabilities of discontinued operations consisted of the following:

•                  accounts receivables, net of $100,000; and

•                  accounts payable and accrued liabilities of $900,000.

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(continued)

The operating cash flows from discontinued operations consisted of the following (in thousands):

	For the 13 Weeks Ended
	March 29,	March 31,
	2008	2007
Income from discontinued operations, net of tax	$10,522	$2,482
Adjustments to reconcile net income (loss) to net cash (used in) provided by discontinued operations:
Depreciation	—	40
Gain on sale of assets	(42,329)	—
Changes in assets and liabilities:
Receivables	2,652	868
Inventories	(221)	(12)
Prepaid expenses and other	369	—
Other assets	10	—
Current assets of discontinued operations	(61)	—
Accounts payable	(932)	(310)
Accrued liabilities	(8,438)	(127)
Amounts due to/from affiliates	32,014	—
Deferred revenues	—	30
Current liabilities of discontinued operations	934	—
	$(5,480)	$2,971

The investing cash flows from discontinued operations consisted of the following (in thousands):

	For the 13 Weeks Ended
	March 29,	March 31,
	2008	2007
Proceeds from sale of assets	$89,000	$—
Purchases of property and equipment	(48)	(7)
	$88,952	$(7)

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(continued)

6.  Going Concern

The accompanying condensed consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably and to generate positive cash flows from operations.  The Company has suffered recurring net losses and negative cash flows from operations and had a net member’s deficit at March 29, 2008 and December 29, 2007.  As a result, the Company may be unable to make its scheduled semi-annual interest payments on its 9 percent Senior Secured Notes (the “9 percent Senior Secured Notes”) and 11 1/2 percent Senior Secured Notes (the “11 1/2 percent Senior Secured Notes”, together the “Senior Secured Notes”). The aggregate amount of each semi-annual payment is $10.25 million and the next payment is due in September 2008.  Failure to make any scheduled semi-annual interest payment would constitute an event of default under the Company’s indenture (“Indenture”) governing the Company’s Senior Secured Notes, which could cause the Senior Secured Notes to become immediately due and payable.  The Company does not currently have the ability to repay the Senior Secured Notes should they become due and payable.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is pursuing various actions to improve its results of operations, cash flows and financial position.  These actions include, but are not limited to, the following:

•                  staff reductions and other initiatives to reduce expenses and increase revenues;

•                  reinvestment of net proceeds from the sale of GAC/Pretzels into higher yielding investments;

•                  restructuring of the Company’s Senior Secured Notes; and

•                  raising additional equity capital.

Due to the substantial doubt about the Company’s ability to continue as a going concern, Management does not expect to issue a new franchise disclosure document until it has additional information about alternatives to improve its overall liquidity position, including the possibility of restructuring the Senior Secured Notes.  Until the Company issues a new franchise disclosure document that reflects its most recent financial statements, the Company will be prohibited from selling new franchises, which could adversely affect the Company’s business operations and financial condition.

Management and its major shareholder have engaged Blackstone Advisory Services (“Blackstone”) to assist in reviewing the Company’s strategic alternatives for raising additional equity capital and restructuring its Senior Secured Notes.  Blackstone and management are working with a committee of noteholders representing approximately 70 percent of the outstanding Senior Secured Notes on a proposal to restructure the Senior Secured Notes.  Management expects to be able to restructure the terms of its Senior Secured Notes.  However, there can be no assurance that the Senior Secured Notes will be restructured on terms favorable to the Company or at all.  In addition, there can be no assurance that any of the strategic alternatives being considered by the Company will be successful or that the Company’s results of operations, cash flows and financial position will improve.

7.  Restricted cash

The Indenture governing the Company’s Senior Secured Notes restricts its use of the proceeds from an asset sale, net of expenses of the transaction.  The restricted cash must be used in one of the following ways:

•                  to make an investment in similar assets;

•                  make investments in the Company; or

•                  after 361 days, use the net proceeds to make an offer to pay down long-term debt.

The total outstanding amount of net proceeds from the sale of Pretzels and GAC was $96.7 million at March 29, 2008 and is included in restricted cash.  The restricted cash is currently held in an account controlled by the Trustee pursuant to the Indenture.

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(continued)

8.  Marketable Securities Available-for-Sale

Marketable securities available-for-sale at March 29, 2008 and December 29, 2007 consist of equity securities of NexCen Brands common stock. The cost, gross unrealized gain and loss and fair value of available-for-sale securities were as follows (in thousands):

	March 29, 2008
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
Equity securities	$7,000	$—	$(1,606)	$5,394
	$7,000	$—	$(1,606)	$5,394

	December 29, 2007
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
Equity securities	$2,748	$—	$(259)	$2,489
	$2,748	$—	$(259)	$2,489

9.  Receivables

Most of the Company’s receivables are due from domestic and international franchisees, distributors, licensees and corporate customers of Mrs. Fields Gifts and Mrs. Fields Branded Retail.  These receivables are comprised of normal trade accounts receivable and longer-term notes receivable.  Service charges may be assessed on past due invoices but any revenue associated with these charges is only recognized when collected.

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

Prior to fiscal 2001, TCBY Systems, LLC (“TCBY”), a wholly-owned subsidiary of the Company, extended credit from time to time in the form of notes receivable to franchisees.  Certain of these notes receivable remain outstanding.  Notes receivable from franchisees are primarily collateralized by equipment located at the franchisees’ stores.  These notes bear interest at market rates applicable at the time the notes were issued and mature at various dates through April 2009.  TCBY regularly reviews the notes for non-performance.  Notes that are considered non-performing are placed on a non-accrual status when the collectibility of principal or interest becomes uncertain.  During the 13 weeks ended March 29, 2008 and March 31, 2007, TCBY recognized no interest income pertaining to these notes receivable. These notes are included in receivables in the accompanying condensed consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(continued)

Prior to fiscal 2001, TCBY factored various notes receivable aggregating $2.1 million.  Under the terms of the factoring agreement, TCBY is ultimately responsible to the factoring agent for the realizability of the notes receivable.  In the event of non-performance, the factoring agent has recourse against TCBY to a maximum level of $150,000 and $182,000 as of March 29, 2008 and December 29, 2007, respectively.  The Company has reserved 100 percent for this potential recourse liability and included the reserve in accrued liabilities in the accompanying condensed consolidated balance sheets.

10.  Inventories

Inventories, consisting of finished goods, raw materials, novelties and packaging, are stated at the lower of cost (first-in, first-out method) or market value.  Inventories are comprised of the following (in thousands):

	March 29,	December 29,
	2008	2007
Finished goods	$1,861	$1,717
Raw materials	329	973
Novelties	605	598
Packaging	384	371
	$3,179	$3,659

11.  Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization.

Depreciation and amortization is computed on a straight-line basis as follows:

Equipment and fixtures	3 - 7 years
Leasehold improvements	2 - 10 years	*
Building and building improvements	2 - 15 years

* Based on the lesser of the useful life of the asset or the term of the applicable lease.

Property and equipment are comprised of the following (in thousands):

	March 29,	December 29,
	2008	2007
Equipment and fixtures	$10,591	$11,983
Leasehold improvements	4,854	5,017
Building and building improvements	—	2,008
Land	—	240
	15,445	19,248
Less accumulated depreciation	(10,184)	(12,909)
	$5,261	$6,339

Property and equipment at March 29, 2008 and December 29, 2007 included gross assets acquired under capital leases of $722,000 and $747,000, respectively, and related accumulated depreciation of $628,000 and $385,000, respectively.

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(continued)

Expenditures that materially extend useful lives of property and equipment are capitalized.  Routine maintenance, repairs and renewal costs are expensed as incurred.  Gains or losses from the sale or retirement of property and equipment are recorded in income from operations.

Included in leasehold improvements at March 29, 2008 and December 29, 2007 is $1.3 million for tenant improvements provided as lease incentives by the lessor related to the lease for the Company’s gifting operations facility, less $240,000 and $208,000 of accumulated depreciation, respectively.  At March 29, 2008 and December 29, 2007, $125,000 of deferred rent and $900,000 in other liabilities relating to these lease incentives was included in accrued liabilities and $900,000 in other liabilities.  The total amount of these leasehold improvements and deferred rent are amortized over the life of the lease.

During the 13 weeks ended March 31, 2007, the Company sold land held for sale for $278,000, resulting in a gain of $128,000.

12.  Goodwill, Trademarks and Intangible Assets

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

The following outlines the Company’s goodwill by operating segment (in thousands):

	March 29,	December 29,
	2008	2007
GAC/Pretzels	$—	$41,072
Mrs. Fields Franchising	5,491	5,491
Mrs. Fields Gifts	1,859	1,859
Mrs. Fields Licensing	1,852	1,852
	$9,202	$50,274

The Mrs. Fields Branded Retail and Dairy operating segments had no goodwill at March 29, 2008 and December 29, 2007.  GAC/Pretzels goodwill decreased $41.1 million as a result of the sale of GAC.

13.  Accrued Liabilities

Accrued liabilities are comprised of the following (in thousands):

	March 29,	December 29,
	2008	2007
Accrued liabilities	$3,836	$5,211
Accrued compensation and benefits	1,499	2,644
Accrued severance	8	77
Accrued interest payable	911	6,034
	$6,254	$13,966

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(continued)

Included in accrued compensation and benefits at March 29, 2008 and December 29, 2007 is $600,000 and $1.5 million for accrued bonuses for fiscal years 2008 and 2007, respectively.

Accrued severance of $149,000 related to severance accrued as a result of the sale of GAC is included in current liabilities of discontinued operations at March 29, 2008.

The activity in accrued severance for continuing operations for the 13 weeks ended March 29, 2008 is as follows (in thousands):

March 29,
2008
Beginning balance	$77
Additions	36
Payments	(105)
$8

14.  Related-Party Transactions

The amounts due to/from affiliates are comprised of the following (in thousands):

	March 29,	December 29,
	2008	2007
Amounts due from affilates:
MFOC	$293	$56

Amounts due to affilates:
MFC - tax sharing	$36,625	$7,336
MFH	274	274
	$36,899	$7,610

The Company has a tax allocation agreement with MFC pursuant to which the Company agreed to make payments to MFC, after taking into account payments the Company makes directly to tax authorities, based on its hypothetical stand-alone consolidated federal income tax liability, determined as if the Company and its subsidiaries constituted its own consolidated group for federal income tax purposes.  The Company is not permitted to make payments under the tax allocation agreement in respect to its hypothetical consolidated federal taxable income, to the extent that such payments exceed the consolidated federal income taxes (including estimated taxes) payable in respect to MFC’s consolidated federal income tax group, until and only while our ratio of Net Indebtedness to Consolidated EBITDA (each as defined in the indenture governing the Senior Secured Notes) is less than 3.75:1.0 and the Company is otherwise in compliance with the terms of the indenture governing the Senior Secured Notes.

The tax allocation agreement with MFC does not allow for the carry-back of net operating losses.  Under the tax allocation agreement, the Company’s net operating losses must be carried forward when determining payment to MFC.  As a result, the current benefit of the federal net operating loss of $2.4 million was recorded as a contribution from parent for the year ended December 29, 2007.

15.  Reportable Segments

Operating segments are components of the Company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance.  This information is reported on the basis that it is used internally for evaluating segment performance.

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(continued)

The Company has the following five reportable operating segments:

• Mrs. Fields Gifts
• Mrs. Fields Branded Retail
• Mrs. Fields Franchising	(collectively “Mrs. Fields”)
• Mrs. Fields Licensing
• Dairy

The accounting policies for the segments are the same as those discussed in the summary of significant accounting policies in Note 3 to the Company’s Annual Report.  Sales and transfers between segments are eliminated in consolidation.

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

The Mrs. Fields Franchising and Dairy operating segments include revenues received either directly or indirectly from cookie and yogurt stores, which are owned and operated by third parties.  These revenues include initial franchise or license fees, monthly royalties based on a percentage of a franchisee’s gross sales and certain product formulation fees and supplier allowances which are based upon sales to franchisees.

During fiscal year 2007, the Company’s GAC/Pretzel operating segment included revenues received either directly or indirectly from cookie and pretzel stores, which are owned and operated by third parties.  These revenues include initial franchise or license fees, monthly royalties based on a percentage of a franchisee’s gross sales and certain product formulation fees and supplier allowances which are based upon sales to franchisees.  As a result of the sale of GAC during the first quarter of 2008, the GAC/Pretzel operating segment’s operating results have been included in discontinued operations in the accompanying condensed consolidated financial statements.

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

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(continued)

Segment revenues and contribution are presented in the following table (in thousands):

	For the 13 Weeks Ended
	March 29,	March 31,
	2008	2007
Revenues:
Mrs. Fields Gifts	$5,771	$4,895
Mrs. Fields Branded Retail	5,496	4,503
Mrs. Fields Franchising	1,832	1,884
Mrs. Fields Licensing	218	200
Total Mrs. Fields	13,317	11,482
Dairy	1,789	2,345
	$15,106	$13,827
Contribution:
Mrs. Fields Gifts	$(201)	$(484)
Mrs. Fields Branded Retail	126	394
Mrs. Fields Franchising	625	1,324
Mrs. Fields Licensing	201	190
Total Mrs. Fields	751	1,424
Dairy	620	503
	$1,371	$1,927

The reconciliation of contribution to loss from continuing operations before benefit for income taxes is as follows (in thousands):

	For the 13 Weeks Ended
	March 29,	March 31,
	2008	2007
Contribution	$1,371	$1,927
General and administrative expenses	(2,813)	(2,406)
Depreciation and amortization	(952)	(1,003)
Gain on sale of land held for sale	—	128
Interest expense, net	(4,892)	(5,293)
Other, net	38	—
Loss from continuing operations before benefit for income taxes	$(7,248)	$(6,647)

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(continued)

Segment assets are presented in the following table (in thousands):

	March 29,	December 29,
	2008	2007

Mrs. Fields Gifts	$8,459	$8,777
Mrs. Fields Branded Retail	3,918	2,925
Mrs. Fields Franchising	9,602	9,960
Mrs. Fields Licensing	2,110	2,261
Total Mrs. Fields	24,089	23,923

GAC/Pretzels	61	45,799
Dairy	5,419	5,388

Total Segment Identified Assets	29,569	75,110

Non-Segment Identified Assets	117,673	45,688

Total Assets	$147,242	$120,798

The fixed assets and inventories of the Company primarily relate to the Company’s branded retail segment and gifts business segment.  Assets relating to franchising and licensing activity are primarily amounts due from franchisees and licensees and intangible assets, such as trademarks, trade names, recipes, franchise relationships and goodwill relating to franchising concepts.

Revenues from franchisees, customers and licensees within the United States of America were $13.2 million and $13.0 million or 87.7 percent and 94.3 percent of total revenues for the 13 weeks ended March 29, 2008 and March 31, 2007, respectively.  Revenues from international franchisees, customers and licensees were $1.9 million and $800,000 or 12.3 percent and 5.7 percent of total revenues for the 13 weeks ended March 29, 2008 and March 31, 2007, respectively.  Revenues from any single foreign country were not material.  Providing geographical information regarding long-lived assets is impracticable.

The Mrs. Fields Gifts operating segment has one customer that accounted for approximately $1.1 million and $700,000 or 18.5 percent and 15.2 percent of revenues for the 13 weeks ended March 29, 2008 and March 31, 2007, respectively.  No other customers accounted for more than five percent of Mrs. Fields Gifts operating segment revenues.

The Mrs. Fields Branded Retail operating segment is not dependent upon any single customer.

The Mrs. Fields and Dairy business units are not dependent upon any single franchisee.

The Mrs. Fields Licensing operating segment, for the 13 weeks ended March 29, 2008 and March 31, 2007, respectively, had:

•                  a licensee that accounted for approximately $149,000 and $84,000 or 68.3 percent and 41.9 percent of the revenues of the licensing segment;

•                  a licensee that accounted for approximately $38,000 and $32,000 or 17.3 and 15.9 percent of the revenues of the licensing segment; and

•                  a licensee that accounted for approximately $30,000 and $30,000 or 13.8 percent and 15.0 percent of the revenues of the licensing segment.

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(continued)

16.  Commitments and Contingencies

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

17.  Supplemental Condensed Consolidating Financial Information

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

18.  Income Taxes

The Company is organized as a single-member limited liability company and did not elect to be taxed as a corporation for federal income tax purposes.  As such, for federal income tax purposes, the Company is “disregarded” and is treated as a division of MFOC, its sole member.  Although the Company is not a tax-paying entity, the assets of the Company could be subject to income tax claims against any member of its parent’s consolidated group.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense.  There have been no interest or penalties recognized in the financial statements of the Company.

The Company is included in the consolidated U.S. federal income tax returns of MFC and returns filed in various state jurisdictions.  MFC is currently not under examination by any federal or state tax authority, but remains subject to income tax examinations for each of its open tax years, which extend back to 2003 for federal income tax purposes and 2002 for state income tax purposes.

The Company entered into a tax allocation agreement with MFC pursuant to which the Company agreed to make payments to MFC, after taking into account payments the Company makes directly to tax authorities, based on the Company’s stand-alone consolidated federal income tax liability, determined as if the Company and its subsidiaries constituted their own consolidated group for federal income tax purposes.  The Company will not be permitted to make these payments to MFC, unless the MFC federal tax liability equals or exceeds the Company’s stand-alone federal tax liability, until it meets certain financial ratios and is otherwise in compliance with the terms of the indenture governing the Senior Secured Notes.

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(continued)

19.  Subsequent Event

On April 30, 2008, the Company, on behalf of Mrs. Fields Branded Retail, approved and executed a Co-Packing Agreement dated effective as of February 26, 2008 (the “Supply Agreement”) between Mrs. Fields Branded Retail and Oak State Products, Inc. (“Oak State”).  Oak State manufactures various types of shelf stable baked products bearing Mrs. Fields trademarks to be marketed, sold and distributed by Mrs. Fields Branded Retail to its customers.  The Supply Agreement includes provisions relating to product manufacturing, quality control, raw materials procurement, pricing, invoicing and payment, inventory, confidentiality and protection of proprietary information.  It has an initial term of one year and provides for automatic renewals for subsequent one-year periods unless either party gives at least 120 days prior notice of its intent to terminate.

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

Recent Developments

On January 29, 2008 (the “GAC Closing Date”), the Company and its wholly-owned subsidiaries, GACCF, LLC  (“GACCF”) and GAMAN, LLC, formerly Great American Cookie Company Franchising, LLC and Great American Manufacturing, LLC (together with GACCF, “GAC”), completed the sale of substantially all of the assets of GAC to a wholly-owned subsidiary of NexCen Brands, Inc. (“NexCen Brands” and together with its subsidiaries, “NexCen”) pursuant to an asset purchase agreement (the “GAC Agreement”) for $93.6 million (the “GAC Transaction”).  The purchase price consisted of $89.0 million in cash and 1,099,290 shares of NexCen Brands common stock valued at $4.23 per share, and we recorded a gain on this transaction of $42.3 million which is included in discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive income (loss).  The net cash proceeds from the sale of GAC is considered restricted cash and is reflected as restricted cash in the accompanying condensed consolidated financial statements.  Under the terms of the GAC Agreement, the NexCen Brands common stock is held in escrow for nine months, pending satisfaction of certain standard representations and warranties as described in the GAC Agreement.  Additionally, we were required to pay $6.7 million of the proceeds from the sale of GAC to certain of GACCF’s franchisees at the GAC Closing Date.

On April 30, 2008, the Company, on behalf of Mrs. Fields Branded Retail, approved and executed a Co-Packing Agreement dated effective as of February 26, 2008 (the “Supply Agreement”) between Mrs. Fields Branded Retail and Oak State Products, Inc. (“Oak State”).  Oak State manufactures various types of shelf stable baked products bearing Mrs. Fields trademarks to be marketed, sold and distributed by Mrs. Fields Branded Retail to its customers.  The Supply Agreement includes provisions relating to product manufacturing, quality control, raw materials procurement, pricing, invoicing and payment, inventory, confidentiality and protection of proprietary information.  It has an initial term of one year and provides for automatic renewals for subsequent one-year periods unless either party gives at least 120 days prior notice of its intent to terminate.

Executive Summary

We are a well established franchisor in the premium snack food industry, featuring Mrs. Fields® and TCBY® as our core brands.  Through our franchisees’ retail stores, we are one of the largest retailers of freshly baked, on-premises specialty cookies and brownies in the United States of America (the “United States”) and the largest retailer of soft-serve frozen yogurt with live active cultures in the United States.  In addition, we operate a gifts and branded retail business and have entered into licensing arrangements to leverage awareness of our brands among our retail customer base.  As of March 29, 2008, our franchise systems operated through a network of 1,278 retail concept locations throughout the United States and in 21 foreign countries.

Our business is divided into two business units for financial reporting purposes: Mrs. Fields (defined below) and TCBY (“Dairy”).  As discussed elsewhere in this report, we sold our Pretzel Time® and Pretzelmaker® brands (collectively, the “Pretzel Brands”) in August 2007 and we sold GAC in January 2008 (together with Pretzels, “GAC/Pretzels”).  The results of operations from these businesses are included in discontinued operations in the condensed consolidated statements of operations and comprehensive income (loss) (see Note 5).

We have the following five reportable operating segments:

• Mrs. Fields Gifts
• Mrs. Fields Branded Retail
• Mrs. Fields Franchising	(collectively “Mrs. Fields”)
• Mrs. Fields Licensing
• Dairy

Mrs. Fields and Dairy represented 88.2 percent and 11.8 percent of total revenues, respectively, for the 13 weeks ended March 29, 2008 and 83.0 percent and 17.0 percent of total revenues, respectively, for the 13 weeks ended March 31, 2007.

During fiscal year 2008, our strategy is focused on one key objective:

•                  to focus on the growth of both of our brands by increasing the number of retail units and profitable sales.

Our performance against this key performance indicator is presented and discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of March 29, 2008, our store portfolio consisted of 905 domestic franchised locations, 281 international franchised locations and 92 licensed locations.  Our franchisees’ and licensees’ concept locations by brand are distributed as follows:

	Domestic	International	Licensed
	Franchised	Franchised	Locations	Total
Mrs. Fields	313	85	25	423
TCBY - traditional stores	293	—	—	293
TCBY - non-traditional stores	294	196	65	555
Yovana - test stores	—	—	2	2
Beriyo by TCBY - test stores	5	—	—	5
Dairy subtotal	592	196	67	855
Total	905	281	92	1,278

The previous table counts each concept location individually.  For example, if a physical location had a Mrs. Fields store and a TCBY store together, it would be counted as two concept locations in the table above.  If actual physical stores were counted rather than concept locations, total store counts would be reduced by 67 locations to 1,211.

During the 13 weeks ended March 29, 2008, our store portfolio declined from 1,608 concept locations to 1,278 concept locations, as follows:

	Total Company
	Domestic	International	Licensed
	Franchised	Franchised	Locations	Total
Balance at December 29, 2007	1,238	275	95	1,608
New development openings	14	10	—	24
Permanent closings	(46)	(2)	(3)	(51)
Sale of GAC	(302)	(1)	—	(303)
Other closings, net	1	(1)	—	—
Balance at March 29, 2008	905	281	92	1,278

The following tables provide additional detail of new development openings, permanent closings and other openings and closings of our concept locations during the 13 weeks ended March 29, 2008:

	Domestic Franchised
				Non-
			Traditional	Traditional
	Mrs. Fields	GAC/Pretzels	Dairy	Dairy	Total
Balance at December 29, 2007	318	296	311	313	1,238
New development openings	6	6	2	—	14
Permanent closings	(12)	—	(15)	(19)	(46)
Sale of GAC	—	(302)	—	—	(302)
Other closings, net	1	—	—	—	1
Balance at March 29, 2008	313	—	298	294	905

	International Franchised
			Non-
			Traditional
	Mrs. Fields	GAC/Pretzels	Dairy	Total
Balance at December 29, 2007	84	1	190	275
New development openings	5	—	5	10
Permanent closings	(2)	—	—	(2)
Sale of GAC	—	(1)	—	(1)
Other closings, net	(2)	—	1	(1)
Balance at March 29, 2008	85	—	196	281

	Licensed Locations
		Non-
		Traditional
	Mrs. Fields	Dairy	Total
Balance at December 29, 2007	25	70	95
Permanent closings	—	(3)	(3)
Balance at March 29, 2008	25	67	92

We are experiencing a trend of declining store counts.  We have implemented a number of strategies designed to reverse this trend, including identifying stores that are at risk of closure for operational issues, lease or franchise agreement expiration and working with franchisees to relocate, transfer or correct operational deficiencies.  We are also testing programs to refresh, remodel or re-concept some of our concept locations, as more fully discussed elsewhere in this report.  There can be no assurance that our strategies will succeed.  If store counts continue to decline, our business operations and financial condition could continue to be adversely affected.

Due to the substantial doubt about our ability to continue as a going concern, we do not expect to issue a new franchise disclosure document until we have additional information about alternatives to improve our overall liquidity position, including the possibility of restructuring our Senior Secured Notes. Until we issue a new franchise disclosure document that reflects our most recent financial statements, we will be prohibited from selling new franchises, which could adversely affect our business operations and financial condition.

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

Results of Operations

The following table sets forth, for the periods indicated, certain information relating to our operations and percentage changes from period to period (in thousands):

	13 Weeks Ended
	March 29,	March 31,	%
	2008	2007	Change
REVENUES:
Mrs. Fields Gifts	$5,771	$4,895	17.9
Mrs. Fields Branded Retail	5,496	4,503	22.1
Mrs. Fields Franchising	1,832	1,884	(2.8)
Mrs. Fields Licensing	218	200	9.0
Total Mrs. Fields	13,317	11,482	16.0
Dairy	1,789	2,345	(23.7)
Total revenues	15,106	13,827	9.3

OPERATING COSTS AND EXPENSES:
Mrs. Fields Gifts	5,972	5,379	11.0
Mrs. Fields Branded Retail	5,370	4,109	30.7
Mrs. Fields Franchising	1,207	560	115.5
Mrs. Fields Licensing	17	10	70.0
Total Mrs. Fields	12,566	10,058	24.9
Dairy	1,169	1,842	(36.5)
General and administrative	2,813	2,406	16.9
Depreciation	480	486	(1.2)
Amortization	472	517	(8.7)
Other operating expenses, net	(38)	—	NM
Gain on sale of land held for sale	—	(128)	NM
Total operating costs and expenses	17,462	15,181	15.0
Loss from continuing operations	(2,356)	(1,354)	74.0
Interest expense, net	(4,892)	(5,293)	(7.6)
Loss from continuing operations before benefit for income taxes	(7,248)	(6,647)	9.0
Benefit for income taxes	(2,778)	(1,487)	86.8
Loss from continuing operations	(4,470)	(5,160)	(13.4)
Income from discontinued operations (net of income taxes of $32,014 and $1,497, respectively)	10,522	2,482	NM
Net income (loss)	$6,052	$(2,678)	NM

Cash flows from operating activities, including discontinued operations	$(20,344)	$(10,520)	93.4
Cash flows from investing activities, including discontinued operations	$12,174	$266	NM
Cash flows from financing activities, including discontinued operations	$(32)	$(30)	(6.7)

NM - Calculation not meaningful.

13 Weeks Ended March 29, 2008

Compared to the 13 Weeks Ended March 31, 2007

Loss From Continuing Operations—Overview.  Loss from continuing operations was $2.4 million for the 13 weeks ended March 29, 2008, an increase of $1.0 million or 74.0 percent from $1.4 million for the 13 weeks ended March 31, 2007.  The increase in loss from continuing operations was primarily due to the following:

•                  decreased contribution from our business units of $600,000;

•                  increased general and administrative expenses of $400,000; and

•                  gain on sale of land held for sale of $100,000 that occurred in 2007.

The foregoing increases in loss from continuing operations were partially offset by increased amortization and other operating expenses of $100,000.

The decrease in contribution from our business units of $600,000 is comprised of the following:

•                  Mrs. Fields business unit contribution decrease of $700,000; partially offset by

•                  Dairy business unit contribution increase of $100,000.

Business Unit Contribution.  Mrs. Fields contribution is comprised of the following:

•                  sales of products through our gift catalog and website, less direct operating expenses in our Mrs. Fields Gifts operating segment;

•                  net sales of our branded products through retail channels by us and through food brokers, less related cost of sales and direct selling and operating expenses in our Mrs. Fields Branded Retail operating segment;

•                  sales of new franchises and royalties from existing franchises less direct operating expenses in our Mrs. Fields Franchising operating segment; and

•                  licensing fees received from third parties for the sale of products bearing our brand names less direct operating expenses in our Mrs. Fields Licensing operating segment.

Our Dairy business unit contribution is comprised of sales of new franchises and royalties from existing franchises less direct operating expenses.

The following table sets forth the contribution from each of our business units (in thousands):

	For the 13 Weeks Ended
	March 29,	March 31,
	2008	2007
Mrs. Fields	$751	$1,424
Dairy	620	503
	$1,371	$1,927

Mrs. Fields

The following table details the revenues and operating expenses of the Mrs. Fields business unit (in thousands):

	For the 13 Weeks Ended
	March 29,	March 31,	%
	2008	2007	Change
Mrs. Fields Gifts	$5,771	$4,895	17.9
Mrs. Fields Branded Retail	5,496	4,503	22.1
Mrs. Fields Franchising	1,832	1,884	(2.8)
Mrs. Fields Licensing	218	200	9.0
Total Mrs. Fields revenues	13,317	11,482	16.0
Mrs. Fields Gifts	5,972	5,379	11.0
Mrs. Fields Branded Retail	5,370	4,109	30.7
Mrs. Fields Franchising	1,207	560	115.5
Mrs. Fields Licensing	17	10	70.0
Total Mrs. Fields operating expenses	12,566	10,058	24.9
Total Mrs. Fields contribution	$751	$1,424	(47.3)

Mrs. Fields Gifts

Mrs. Fields Gifts Revenues.  Mrs. Fields Gifts revenues were $5.8 million for the 13 weeks ended March 29, 2008, an increase of $900,000 or 17.9 percent from $4.9 million for the 13 weeks ended March 31, 2007.  These revenues consist of sales through our catalog and website as well as affiliations with other websites and sales to large corporate accounts for gifting purposes.  This increase in revenues was primarily attributable to the following:

•                  national accounts partners revenues of $400,000 primarily due to the timing of purchases from our largest corporate customer;

•                  paid-search engines revenues of $300,000 primarily due to the Easter holiday falling in the first quarter during 2008 versus the second quarter during 2007; and

•                  catalog driven sales of $200,000 due to the timing of the Easter holiday and increased circulation of catalogs.

Mrs. Fields Gifts Expenses.  Mrs. Fields Gifts expenses are comprised of cost of sales for products sold, selling and promotional expenses and direct operating expenses of this segment.  Mrs. Fields Gifts expenses were $6.0 million for the 13 weeks ended March 29, 2008, an increase of $600,000 or 11.0 percent from $5.4 million for the 13 weeks ended March 31, 2007.  This increase in expenses was primarily due to the following:

•                  catalog and advertising expenses of $400,000 due to increased circulation of our catalogs and the timing of the Easter holiday;

•                  cost of sales of $100,000 due to increased revenues and product mix; and

•                  other operating expenses of $100,000.

Mrs. Fields Branded Retail

Mrs. Fields Branded Retail Revenues.  Mrs. Fields Branded Retail revenues were $5.5 million for the 13 weeks ended March 29, 2008, an increase of $1.0 million or 22.1 percent from $4.5 million for the 13 weeks ended March 31, 2007.   Mrs. Fields Branded Retail revenues consist of sales of Mrs. Fields branded shelf stable cookies directly through retail channels.  The increase in sales is primarily related to increased activity in the drug store channel.

Mrs. Fields Branded Retail Expenses.  Mrs. Fields Branded Retail expenses is comprised of cost of sales for product sold, selling and promotional expenses and other direct operating expenses of this segment.  Mrs. Fields Branded Retail expenses were $5.4 million for the 13 weeks ended March 29, 2008, an increase of $1.3 million or 30.7 percent from $4.1 million for the 13 weeks ended March 31, 2007.  This increase in expenses was primarily due to the following:

•                  cost of sales of $1.0 million due to increased revenues and increased commodity prices;

•                  advertising and promotion expenses of $200,000 related to product demos, sampling and broker fees; and

•                  other operating expenses of $100,000.

Mrs. Fields Franchising

The following table details the year over year (“YOY”) percentage decrease in same store sales for our Mrs. Fields Franchising segment:

	For the 13 Weeks Ended
	March 29,	March 31,
	2008	2007
Mrs. Fields	(0.5)	(3.5)

Our Mrs. Fields concept’s YOY same store sales decrease of 0.5 percent was primarily driven by declines in customer counts due to overall mall traffic declines during the first quarter of 2008 and by the shift of Easter into the first quarter of 2008 versus the second quarter of 2007, which resulted in a decrease in revenues that will be offset by an increase in revenues in the second quarter of 2008 due to this timing difference.  These decreases were partially offset by the focus on our “Live the Chocolate Life” promotion and on Big Cookie Cake sales for Valentine’s Day.

Mrs. Fields Franchising Revenues.  Mrs. Fields Franchising revenues were $1.8 million for the 13 weeks ended March 29, 2008, a decrease of $100,000 or 2.8 percent from $1.9 million for the 13 weeks ended March 31, 2007.  This decrease in revenues was primarily attributable to approximately 400 or 9.4 percent fewer unit weeks, the Easter holiday falling in the first quarter in 2008 versus the second quarter in 2007 and a decrease in same store YOY sales of 0.5 percent.

Mrs. Fields Franchising Expenses.  Mrs. Fields Franchising expenses are comprised of operation and supervision expenses incurred to provide support, direction and supervision to the franchisees; development and support expenses including product development costs, expenses relating to new franchise development, marketing and advertising, bad debt expense and other direct franchising expenses.  These expenses were $1.2 million for the 13 weeks ended March 29, 2008, an increase of $600,000 or 115.5 percent from $600,000 for the 13 weeks ended March 31, 2007.  Total compensation and related costs increased $500,000 due to increased headcount and other operating expenses increased $100,000.

Mrs. Fields Licensing

Mrs. Fields Licensing Revenues.  Mrs. Fields Licensing revenues were $200,000 for the 13 weeks ended March 29, 2008 and March 31, 2007.  Although licensing revenues were consistent in both periods, the mix of licensing revenues reflected an increase in licensing royalties earned under a licensing agreement for the sale of Mrs. Fields branded chocolates, offset by decreases in licensing royalties earned under our terminated licensing agreement for the sale of Mrs. Fields branded products and our terminated licensing agreement for the sale of TCBY frozen food specialty products through retail channels.

Mrs. Fields Licensing Expenses.  Mrs. Fields Licensing expenses are comprised of selling and promotional expenses, bad debt and other direct operating expenses of this segment.  These expenses were negligible for the 13 weeks ended March 29, 2008 and March 31, 2007.

Dairy

The following table details the YOY percentage decrease in same store sales for our Dairy Franchising segment:

	For the 13 Weeks Ended
	March 29,	March 31,
	2008	2007
TCBY	(2.4)	(3.8)

Our Dairy Franchising segment’s YOY same store sales decreased 2.4 percent for the 13 weeks ended March 29, 2008.  This decrease was due to an overall decline in economic conditions in the United States, the shift of Easter holiday into the first quarter of 2008 versus the second quarter of 2007, unseasonably cold and wet weather during the month of March and a shift in our promotional spending in 2008, which will focus on the key selling season of April thru August.

Dairy Franchising Revenues.  Dairy Franchising revenues were $1.8 million for the 13 weeks ended March 29, 2008, a decrease of $500,000 or 23.7 percent from $2.3 million for the 13 weeks ended March 31, 2007.  This decrease in revenues was due to decreases in product formulation revenues generated by purchases of TCBY products by franchisees of $600,000, partially offset by increased royalties of $100,000 for the 13 weeks ended March 29, 2008.  The decreases were principally attributable to approximately 1,400 or 20.1 percent fewer unit weeks, a decrease in YOY same store sales and rebates offered to franchisees as an incentive to remodel their stores.

Dairy Franchising Expenses.  Dairy Franchising expenses were $1.2 million for the 13 weeks ended March 29, 2008, a decrease of $600,000 or 36.5 percent from $1.8 million for the 13 weeks ended March 31, 2007.  This decrease in expenses was primarily attributable to the following:

•                  brand initiatives of $700,000 incurred in the first quarter of 2007 to test the Beriyo and Yovana concepts and to prepare for the TCBY new store décor initiative; and

•                  bad debt expense of $100,000.

The foregoing decreases in expenses were partially offset by the following increases:

•                  compensation and related costs of $100,000 primarily due to the addition of a President during the 4th quarter of 2007; and

•                  recruiting, bonus and severance costs of $100,000.

Other

General and Administrative Expenses.  General and administrative expenses were $2.8 million for the 13 weeks ended March 29, 2008, an increase of $400,000 or 16.9 percent from $2.4 million for the 13 weeks ended March 31, 2007.  This increase in general and administrative expenses was primarily attributable to the following:

•                  bonus expense of $200,000 due to bonuses paid in the first quarter of 2008 to certain individuals to compensate them for their contributions to the sale of GAC;

•                  legal fees of $200,000; and

•                  professional fees of $100,000 paid to a third party for internal control assistance and SOX compliance test work.

The foregoing increases in expenses were partially offset by a decrease in compensation and related costs of $100,000 primarily due to the decrease in corporate headcount resulting from the sale of GAC.

Depreciation and Amortization Expense.  Depreciation expense was $500,000 for the 13 weeks ended March 29, 2008 and March 31, 2007.  Amortization expense was $500,000 for the 13 weeks ended March 29, 2008 and March 31, 2007.

Discontinued Operations.  Income from discontinued operations was $10.5 million for the 13 weeks ended March 29, 2008, an increase of $8.0 million from $2.5 million for the 13 weeks ended March 31, 2007. This increase was primarily due to the gain related to the sale of GAC of $10.4 million partially offset by a reduction in contribution of the GAC/ Pretzel reportable operating segment.

Consolidated Financial Condition

Total assets at March 29, 2008 were $147.2 million, an increase of $26.4 million or 21.9 percent from $120.8 million at December 29, 2007.  This increase in assets was primarily attributable to the following increases:

•                  restricted cash of $76.7 resulting from the sale of GAC and Pretzels;

•                  marketable securities available for sale and other assets of $2.6 million comprised of the stock received as proceeds on the sale of GAC;

•                  deferred tax asset of $600,000;

•                  prepaid expenses of $1.3 million primarily due to costs incurred related to a potential refinancing of our debt; and

•                  current assets of discontinued operations of $100,000.

The foregoing increases in assets were partially offset by the following decreases:

•                  goodwill of $41.1 million resulting from the sale of GAC;

•                  cash and cash equivalents of $8.2 million primarily due to the semi-annual interest payment made in March 2008;

•                  accounts receivable, of $3.2 million primarily due to receivables associated with our GAC and gifts segments;

•                  property and equipment of $1.1 million primarily due to the sale of GAC;

•                  inventories of $500,000 primarily due to the sale of GAC;

•                  trademarks and other intangible assets, net of 500,000 related to amortization; and

•                  deferred loan costs of $300,000 related to amortization.

Total liabilities at March 29, 2008 were $247.3 million, an increase of $21.3 million or 9.4 percent from $226.0 million at December 29, 2007.  This increase in liabilities was primarily attributable to the following:

•                  amounts due to affiliates of $29.3 primarily the result of amounts due under the tax sharing agreement; and

•                  current liabilities of discontinued operations of $900,000.

The foregoing increases in liabilities were partially offset by the following decreases:

•                  accrued liabilities of $7.7 million, primarily related to the semi-annual interest payment made in March 2008;

•                  accounts payable of $1.0 million; and

•                  deferred revenues, capital lease obligations and other liabilities of $200,000.

Consolidated Cash Flows for the 13 Weeks Ended March 29, 2008 Compared to March 31, 2007

Net cash flows used in operating activities were $14.9 million for the 13 weeks ended March 29, 2008, an increase in cash used of $1.4 million from net cash flows used in operating activities of $13.5 million for the 13 weeks ended March 31, 2007.  This decrease in cash used in operating activities was principally due to a decrease in contribution by our operating segments of $600,000, an increase in general and administrative expenses of $400,000, and a decrease in cash used for working capital assets and liabilities of $400,000.

Net cash flows used in investing activities were $76.8 million for the 13 weeks ended March 29, 2008, a decrease in cash provided of $77.1 million from cash provided by investing activities of $300,000 for the 13 weeks ended March 31, 2007.  This increase in cash used in investing activities was attributable to restricted cash of $76.7 million, the proceeds from the sale of land of $300,000 that occurred in 2007 and an increase of $100,000 in purchases of property and equipment.

Net cash flows used in financing activities were negligible for the 13 weeks ended March 29, 2008 and for the 13 weeks ended March 31, 2007 and relate to principal payments on capital leases.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand and cash flows generated from operations.  At March 29, 2008, we had $3.2 million of cash on hand, excluding the $96.7 million of restricted cash.  We expect that our principal uses of cash will be for working capital, capital expenditures and interest payments of $20.5 million on our 9 percent senior secured notes and our 11½ percent senior secured notes (together, the “Senior Secured Notes”), of which $10.25 million will be due on September 15, 2008 and March 15, 2009.  In addition, to the extent we have cash available and it is permitted by the indenture governing the Senior Secured Notes, we may pay dividends to our parent companies for uses such as acquisitions, debt repayments and dividends.  We do not expect to be required, but we may offer, to repurchase a portion of the Senior Secured Notes as described below.

We are highly leveraged.  At March 29, 2008, we had $195.7 million of long-term debt represented by the Senior Secured Notes.  The Senior Secured Notes mature on March 15, 2011, with interest payable semi-annually on March 15 and September 15.  Due to borrowing restrictions under the indenture governing the Senior Secured Notes, our ability to obtain additional debt financing is significantly limited.  The Senior Secured Notes require us to offer to repurchase a portion of the notes at 100 percent of the principal amount, plus accrued and unpaid interest thereon to the date of purchase, with 50 percent of our “excess cash flow,” as defined in the indenture agreement, when the ratio of our net indebtedness to consolidated EBITDA is above 3.75 to 1.0 and the cumulative unpaid excess cash flow offer amount exceeds $10.0 million.  We do not anticipate that our “excess cash flow” will exceed the levels that would require us to offer to repurchase a portion of the notes described above.

The condensed consolidated financial statements, contained elsewhere in this report, were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, our ability to operate profitably and to generate positive cash flows from operations.  We have suffered recurring net losses and negative cash flows from operations and have a net member’s deficit at March 29, 2008.  As a result, we may be unable to make the scheduled semi-annual interest payments on our Senior Secured Notes.  The aggregate amount of each semi-annual payment is $10.25 million and our next payment is due in September 2008.  Failure to make any scheduled semi-annual interest payment would constitute an event of default under the Indenture which could cause the Senior Secured Notes to become immediately due and payable.  We do not currently have the ability to repay the Senior Secured Notes should they become due and payable.  These matters raise substantial doubt about our ability to continue as a going concern.  We are pursuing various actions to improve our results of operations, cash flows and financial position.  These actions include, but are not limited to, the following:

•                  staff reductions and other initiatives to reduce expenses and increase revenues;

•                  reinvestment of net proceeds from the sale of the Pretzel and GAC businesses into higher yielding investments;

•                  restructuring of the Company’s Senior Secured Notes; and

•                  raising additional equity capital.

Due to the substantial doubt about our ability to continue as a going concern, we do not expect to issue a new franchise disclosure document until we have additional information about alternatives to improve our overall liquidity position, including the possibility of restructuring the Senior Secured Notes.  Until we issue a new franchise disclosure document that reflects our most recent financial statements, we will be prohibited from selling new franchises, which could adversely affect our business operations and financial condition.

Management and its major shareholder have engaged Blackstone Advisory Services (“Blackstone”) to assist in reviewing our strategic alternatives for raising additional equity capital and restructuring its Senior Secured Notes.  Blackstone and management are working with a committee of noteholders representing approximately 70 percent of the outstanding Senior Secured Notes on a proposal to restructure the Senior Secured Notes.  We expect to be able to renegotiate the terms to its Senior Secured Notes on terms that are favorable to us; however no assurances can be provided.  There can be no assurance that any of the strategic alternatives being considered by us will be successful or that our results of operations, cash flows and financial position will improve, absent successful execution of some or all of the alternatives being considered.

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

Seasonality

Our sales and contribution from franchisees’ store operations are highly seasonal, but our brands experience counteracting seasonal effects.  Our Mrs. Fields stores, primarily located in malls, tend to mirror customer traffic flow trends in malls, which increase significantly during the fourth quarter, primarily between Thanksgiving and the end of the calendar year.  Holiday gift purchases also are a significant factor in increased sales in the fourth quarter.  However, our Dairy stores experience their strongest sales periods during the warmer months from late Spring through early Fall, which helps to balance the impact of seasonality on our operations.  The combined revenues for each quarter of the Mrs. Fields Franchising and Dairy Franchising operating segments as a percentage of total combined revenues for these two operating segments for the fiscal year ended December 29, 2007 were 24.2 percent for the first quarter, 28.5 percent for the second quarter, 25.6 percent for the third quarter and 21.7 percent for the fourth quarter.

Our sales and contribution from our Mrs. Fields Gifts operating segment are highly seasonal primarily due to holiday gift purchases that increase sales during the fourth quarter.  Sales in the fourth quarter of fiscal year 2007 were $17.6 million, which represented 56.8 percent of total sales of the gifts segment for the year ended December 29, 2007.

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

We receive cash payments for product formulation fees and allowances from suppliers based on the amount of product purchased directly by our distributors and franchisees.  These product formulation fees and allowances include cash payments to us for the right to use our proprietary formulations and recipes to manufacture the frozen dough and TCBY products these suppliers sell to our franchisees.  Formulation fees and allowances are recorded as franchising revenues within the Mrs. Fields Franchising and Dairy operating segments upon shipment of product to our distributors or franchisees.  Formulation fees and allowances included in revenues in our operating segments are as follows:

	For the 13 Weeks Ended
	March 29,	March 31,
	2008	2007
Mrs. Fields	$459	$415
Dairy	1,120	1,518
	$1,579	$1,933

In March 2003, we received $2.0 million from a supplier as an advance to maintain and expand beverage concepts at our franchised store locations.  This advance is being recognized as revenue on a ratable basis over the six-year term of the agreement.

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

On an annual basis (during the fourth quarter), or more frequently if circumstances indicate potential impairment, we perform an assessment for impairment of our goodwill associated with our reporting units, by comparing the reporting unit’s fair value with its carrying value.  The estimated fair value of goodwill is affected by, among other things, operating results, our business plan for the future, estimated results of future operations and the comparable companies and transactions that are used to estimate the fair value of our goodwill.  To the extent that the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value.  Changes in our business plan or operating results that are different than the projections used to develop the reporting unit’s fair value may have an impact on the valuation of goodwill.

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

Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued Statement of Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141R is effective for acquisitions in fiscal years beginning after December 15, 2008 and will be adopted by us on December 28, 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risks since the end of our fiscal year ended December 29, 2007.  For more information, please read Item 7A and the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008.

Item 4.  Controls and Procedures

Management, with the participation of the Chief Executive Officer (the “CEO”) and Chief Accounting Officer (the “CAO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the CEO and the CAO concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are not operating effectively to provide reasonable assurance that the information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  However, management has performed additional procedures in our accounting close for the quarter ended March 29, 2008 to ensure the accuracy of the condensed consolidated financial statements.  A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended March 29, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We believe we have a sound business strategy that will enable us to grow our revenues and profitability.  We believe that the implementation of our business strategy is key to enabling us to grow our revenues and profitability and, ultimately, our future success.  Our business strategy in fiscal year 2008 is focused on the growth of both of our brands by increasing the number of retail units and profitable sales.

Our cash on hand and expected future cash flows from operations are inadequate to meet our fiscal year 2008 obligations.

Concerns over our ability to generate cash flows in amounts sufficient to meet our scheduled semi-annual interest payments, including payments of $10.25 million due in September 2008, raise substantial doubt about our ability to continue as a going concern.  We are pursuing various actions to improve our operating cash flow, results of operations and overall liquidity position.  Blackstone Advisory Services (“Blackstone”) is also assisting us in reviewing our alternatives as part of its strategic review process.  In addition, Blackstone, management and a committee of noteholders representing approximately 70 percent of the outstanding Senior Secured Notes have agreed to share confidential information about the company’s operations and a proposal to restructure the Senior Secured Notes.  The committee has agreed to refrain from trading the Senior Secured Notes owned by the noteholders its members represent for four weeks while it reviews the confidential information.

Failure to improve our cash flows would likely result in our inability to meet our interest payment obligations.  Failure to make these payments could have a material adverse impact on our future operations and carrying value of assets.  There can be no assurance that the planned actions will be successful or that the Company’s financial position will improve.

From time to time, we may be restricted from selling our franchises.

The sale of franchises is regulated by various state laws as well as by the Federal Trade Commission (the “FTC”).  The FTC requires that franchisors make extensive disclosure in a franchise disclosure document to prospective franchisees but does not require registration.  However, a number of states require annual registration of the uniform franchise prospectus with state authorities or other disclosure in connection with franchise offers and sales.  In addition, several states have “franchise relationship laws” or “business opportunity laws” that limit the ability of the franchisors to terminate agreements or to withhold consent to renewal or transfer of these agreements.

There are certain events that require us to make certain disclosures to state authorities.  Further, renewal of the franchise disclosure document registrations is required in several states within a certain period of time following our fiscal year end.  From time to time in the future, there will be periods of time after certain events, such as material changes to our officers, or financial performance, or commencement of material litigation, or in connection with renewal during which we may be prohibited from selling our franchises in certain states.  Without limiting the foregoing, our financial condition requires us to defer collection of certain fees in some states until the store opens.  If we are unable to sell our franchises for an extended period of time in certain states, our business operations or financial condition could be adversely affected.

Due to the substantial doubt about our ability to continue as a going concern, we do not expect to issue a new franchise disclosure document until we have additional information about alternatives to improve our overall liquidity position, including the possibility of restructuring our Senior Secured Notes.  Until we issue a new franchise disclosure document that reflects our most recent financial statements, we will be prohibited from selling new franchises, which could adversely affect our business operations and financial condition.

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

We believe that the amount and proximity of pedestrian traffic near our Mrs. Fields brand stores strongly influence sales of our products, which we believe are frequently impulse purchases.  In recent years, we believe visits to major shopping malls, where at March 29, 2008 the majority of our Mrs. Fields franchisees’ stores are located, have experienced periods of decline.  This trend has had a negative impact on our revenues.  We cannot predict whether this trend will not continue or that this trend can be offset by increased sales per customer.  Decrease in mall traffic, and other events that signal or arise from a downturn in the United States economy, such as continued increases in energy costs and other expenses that negatively affect consumer spending, could adversely affect our financial condition and results of operations.

We have experienced a number of franchise store closures since fiscal year 2005.  If this trend continues, our financial position and results of operations could continue to be adversely affected.

Since the end of fiscal year 2005, 7 retail concept locations were closed by Mrs. Fields’ Original Cookies, Inc. (“MFOC”) and 773 retail concept locations were closed by other franchisees.  These closures represent 31.5 percent of the total number of stores open at the beginning of fiscal year 2006.  In comparison, 270 retail concept locations have opened since the end of fiscal year 2005.

Since the end of fiscal year 2005, the number of Mrs. Fields brand locations has decreased by 16.9 percent, the number of TCBY brand traditional locations has decreased by 30.7 percent and the number of TCBY brand non-traditional locations has decreased by 34.2 percent.  Additional store closures could occur in the future and we may be unable to successfully open additional new stores in the future.  If this trend continues, our financial condition and results of operations may be adversely affected.

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

We depend on several primary suppliers, including Countryside Baking, Inc. and Oak State Products, Inc., which supply products for our Mrs. Fields franchise system, gifts and branded retail business.  We also depend on two main suppliers for production of our TCBY branded yogurt products under Supply Agreements with Scott Brothers Dairy, Inc. and Yarnell Ice Cream Company, Inc. We also depend on our primary distributors for distribution of perishable and non-perishable items to our franchisees.

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

We believe our relationships with our franchisees and our licensees are a critical component in the success of our business.  As required by state and federal franchise disclosure rules, we must provide all prospective franchisees with the name and contact information for each of the concept’s existing franchisees.  Prospects often contact existing franchisees as part of their due diligence before making a franchise purchase decision.  If our relationship with existing franchisees is strained, it may slow or suspend franchise development with new franchisees, as well as curtail additional development with existing franchisees.  Strained relationships with existing franchisees can also contribute to additional or accelerated closure of existing stores, particularly upon transfer or expiration of franchise agreements and leases.

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

The cost, availability and quality of the ingredients we use to prepare our products in our gifts and branded retail operations are subject to a range of factors, many of which are beyond our control.  Fluctuations in economic and political conditions, weather and demand could adversely affect the costs of ingredients that we and our suppliers use to make our products, which may in turn affect the costs that our customers and franchisees may be required to pay for our branded products.  Significant price increases may in turn contribute to decreases in customer counts in our gifting and branded retail business, as well as decreases in store profits and increases in store closures.  We have no control over fluctuations in the price of commodities and we may not be able to pass through any cost increases to our customers.  We are dependent on frequent deliveries of fresh ingredients, thereby subjecting us to the risk of shortages or interruptions in supply.  All of these factors could cause adverse market conditions which could adversely affect our financial results.

Our branded retail business is still relatively new and exists in a very competitive environment.

The sale of snack products to grocery, club stores and similar distribution channels is highly competitive and subject to ongoing expenses related to slotting fees, advertising credits and discounts.  Similarly, the business relies on relationships with vendors, brokers and customers.  We commenced this business in July 2006, and as with any relatively new business, we cannot predict with any certainty the costs associated with operating the branded retail group or the revenues we expect to generate.

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

The specialty retail food and snack food industry is highly competitive with respect to price, service, location and food quality and within the industry we compete with cookie, baked goods, frozen yogurt and ice cream retailers, as well as other confectionary, sweet snack and specialty foods retailers, many of which have greater resources than we do.  Consequently, we cannot be certain that we can compete successfully with these other food retailers.  We will also face competition from NexCen Brands, Inc., who recently acquired the GAC and Pretzel Brand concepts formerly owned and operated by us.

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

In addition, the sale of franchises is regulated by various state laws as well as by the FTC.  The FTC requires that franchisors make extensive disclosure in a franchise disclosure document to prospective franchisees, but does not require registration.  However, a number of states require registration of the Franchise Disclosure Document with state authorities or other disclosure in connection with franchise offers and sales.  In addition, several states have “franchise relationship laws” or “business opportunity laws” that limit the ability of the franchisors to terminate agreements or to withhold consent to renewal or transfer of these agreements.  While we believe that we are in compliance with existing regulations in the jurisdictions where we currently offer franchises, we cannot predict the effect of any future legislation or regulation on our business operations or financial condition.  Additionally, bills have occasionally been introduced in Congress which would provide for federal regulation of aspects of franchisor-franchisee relationships.  We cannot predict what effect those regulations could have on our business.

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

Our operating results are subject to quarterly and seasonal fluctuations.  Our sales and income from franchisees’ store operations are seasonal given the significant impact of the high number of mall-based locations.  At these locations, sales tend to mirror customer traffic flow trends in malls, which increase significantly during the fourth quarter, primarily between Thanksgiving and the end of the calendar year.  Holiday gift purchases also are a significant factor in increased sales in the fourth quarter.  However, our TCBY franchised stores tend to have their strongest sales periods during the warmer months from late Spring through early Fall, which helps to balance the impact of seasonality on our operations.  In addition, by marketing our Mrs. Fields’ cookie brand around holidays that occur in late Winter and early Spring, such as Valentine’s Day and Easter, as well as holidays in the late Fall, such as Halloween, we hope to continue to decrease the impact of seasonality on our cash flow.  However, we may not be successful in decreasing the impact of seasonality on our cash flow.  If we are unable to manage seasonal fluctuations of cash flow, our financial condition and results of operations may be adversely affected.

We recently sold our Pretzel Brands and GAC brands. The sale of these businesses could increase our exposure to quarterly and seasonal fluctuations.

Risks Related to Our Substantial Indebtedness

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our 9 percent senior secured notes and our 11 ½ percent senior secured notes (together, the “Senior Secured Notes”) .

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

We expect to obtain the money to pay our expenses and to pay the amounts due under the Senior Secured Notes and our other debt primarily from our operations.  Our ability to meet our expenses and make these payments thus depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control.  Excluding cash received upon the sale of certain businesses, our available cash has decreased since fiscal year 2006.  Our business may not generate sufficient cash flow from operations in the future and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness, including the Senior Secured Notes or to fund other liquidity needs.  If we do not have enough money, we may be required to attempt to refinance all or part of our then existing debt (including the Senior Secured Notes), sell assets or borrow more money.  However, we may not be able to accomplish any of these alternatives on terms acceptable to us, or at all.  In addition, the terms of existing or future debt agreements, including the Indenture, may restrict us from adopting any of these alternatives.  The failure to generate sufficient cash flow or to achieve any of these alternatives could have a material adverse effect on our business and our ability to pay the amounts due under the Senior Secured Notes.

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

Our parent companies may take actions that conflict with noteholder, franchisee and other interests.

As a result of its direct control of our ultimate parent company and indirect control of Mrs. Fields’ Holding Company, Inc. and MFOC, Capricorn has the power to elect our managers, to appoint members of management and to approve all actions requiring the approval of the holders of our common interests, including adopting amendments to our certificate of formation and limited liability company agreement as well as approving mergers, acquisitions or sales of all or substantially all of our assets.  The actions may conflict with the interests of bondholders, franchisees and others.  Similarly, the interests of our parent companies could conflict with other stakeholder interests.  For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of MFOC as a holder of equity might conflict with holders of the Senior Secured Notes.  Our parent companies also may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might materially adversely affect our financial condition and results of operations.

Item 6.  Exhibits

10.1

Asset Purchase Agreement, dated January 29, 2008, by and among NexCen Asset Acquisition, LLC, NexCen Brands, Inc., Great American Cookie Company Franchising, LLC, Great American Manufacturing, LLC, and Mrs. Fields Famous Brands, LLC (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on January 29, 2008).

10.2

Escrow Agreement, dated January 29, 2008, by and among NexCen Asset Acquisition, LLC, NexCen Brands, Inc., Great American Cookie Company Franchising, LLC, Great American Manufacturing, LLC and Wilmington Trust Company, as escrow agent (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on January 29, 2008).

10.3

Settlement and Release Agreement dated as of January 29, 2008, by and among NexCen Brands, Inc., Great American Cookie Company Franchising, LLC, Mrs. Fields Famous Brands, LLC, Mrs. Fields’ Original Cookies, Inc. and certain franchisees of GACCF that are signatories thereto (incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed on January 29, 2008).

10.4

Transition Services Agreement dated January 29, 2008, between Mrs. Fields Famous Brands, LLC and NexCen Brands, Inc. (incorporated by reference to Exhibit 10.4 of our current report on Form 8-K filed on January 29, 2008).

10.5

Voting Agreement, dated January 29, 2008, by and among NexCen Brands, Inc., Great American Cookie Company Franchising, LLC and Great American Manufacturing, LLC (incorporated by reference to Exhibit 10.5 of our current report on Form 8-K filed on January 29, 2008).

10.6

Registration Rights Agreement, dated January 29, 2008, by and among NexCen Brands, Inc., Great American Cookie Company Franchising, LLC and Great American Manufacturing, LLC (incorporated by reference to Exhibit 10.6 of our current report on Form 8-K filed on January 29, 2008).

10.7	Oak State Products, Inc. Co - Packing Agreement dated effective February 26, 2008 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed May 5, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MRS. FIELDS FAMOUS BRANDS, LLC

/s/ Stephen Russo	May 13, 2008
Stephen Russo

Date

President and Chief Executive Officer

(Principal Executive Officer)

/s/ Steven K. Passey	May 13, 2008
Steven K. Passey

Date

Chief Accounting Officer and Treasurer

(Principal Financial Officer)