Form 10-Q
period 2008-06-28
MRS FIELDS FAMOUS BRANDS LLC
filed 2008-08-18
CIK 1288407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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
YES ☐     NO ☒

        On August 11, 2008, 100 common interests of registrant were outstanding, all of which are held by an affiliate.  There is no established trading market for registrant’s common interests.

MRS. FIELDS FAMOUS BRANDS, LLC

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MRS. FIELDS FAMOUS BRANDS, LLC

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	June 28,	December 29,
	2008	2007
ASSETS:
Cash and cash equivalents	$2,847	$11,425
Restricted cash	93,416	19,965
Marketable securities available-for-sale	1,111	2,489
Receivables, net of allowance for doubtful accounts of $321 and $347, respectively	4,163	7,954
Amounts due from affiliates	240	56
Inventories	3,095	3,659
Prepaid expenses and other	952	900
Deferred tax asset	632	710
Current assets of discontinued operations	4	—
Total current assets	106,460	47,158

Property and equipment, net	4,974	6,339
Goodwill	9,202	50,274
Trademarks and other intangible assets, net	5,411	8,347
Deferred loan costs, net of accumulated amortization of $12,665 and $12,011, respectively	4,263	4,917
Deferred tax asset	4,767	760
Other assets	184	3,003
Total assets	$135,261	$120,798

LIABILITIES AND MEMBER’S DEFICIT:
Accounts payable	$3,762	$5,989
Accrued liabilities	12,378	13,966
Amounts due to affiliates	32,926	7,610
Current portion of capital lease obligations	61	87
Current portion of deferred revenues	996	807
Current liabilities of discontinued operations	117	—
Total current liabilities	50,240	28,459
Long-term debt	195,747	195,747
Capital lease obligations, net of current portion	270	324
Deferred revenues, net of current portion	285	433
Other liabilities	967	1,066
Total liabilities	247,509	226,029
Commitments and contingencies

Member’s deficit	(112,083)	(104,907)
Accumulated other comprehensive loss	(165)	(324)
Total member’s deficit	(112,248)	(105,231)
Total liabilities and member’s deficit	$135,261	$120,798

See accompanying notes to unaudited condensed consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
REVENUES:
Mrs. Fields	$11,602	$12,173	$24,919	$23,655
Dairy	2,762	3,171	4,551	5,516
Total revenues	14,364	15,344	29,470	29,171

OPERATING COSTS AND EXPENSES:
Mrs. Fields	11,455	10,554	24,021	20,612
Dairy	844	1,191	2,013	3,033
General and administrative	4,922	2,620	7,735	5,026
Depreciation	493	502	973	988
Amortization	420	519	892	1,036
Impairment of intangible assets	2,091	—	2,091	—
Gain on sale of land held for sale	—	—	—	(128)
Other, net	23	—	(15)	—
Total operating costs and expenses	20,248	15,386	37,710	30,567
Loss from continuing operations	(5,884)	(42)	(8,240)	(1,396)

OTHER EXPENSES, NET:
Interest expense, net	(5,281)	(5,388)	(10,173)	(10,681)
Impairment of marketable securities	(8,222)	—	(8,222)	—
Loss from continuing operations before benefit for income taxes	(19,387)	(5,430)	(26,635)	(12,077)
Benefit for income taxes	(6,381)	(1,515)	(9,159)	(3,002)
Loss from continuing operations	(13,006)	(3,915)	(17,476)	(9,075)

DISCONTINUED OPERATIONS:
Income from discontinued operations, net of income taxes of ($313), $1,523, $31,701and $3,020, respectively	72	2,548	10,594	5,030
Net loss	$(12,934)	$(1,367)	$(6,882)	$(4,045)

COMPREHENSIVE LOSS:
Net loss	$(12,934)	$(1,367)	$(6,882)	$(4,045)
Reversal of loss on marketable securities	994	—	160	—
Foreign currency translation adjustment	—	(2)	(1)	(5)
Comprehensive loss	$(11,940)	$(1,369)	$(6,723)	$(4,050)

See accompanying notes to unaudited condensed consolidated financial statements.

MRS. FIELDS FAMOUS BRANDS, LLC

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	26 Weeks Ended
	June 28,	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,882)	$(4,045)
Income from discontinued operations, net of income taxes	(10,594)	(5,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,865	2,024
Amortization of deferred loan costs	654	584
Gain on sale of land held for sale	—	(128)
Impairment of intangible assets	2,091	—
Impairment of marketable securities	8,222	—
Deferred income taxes	(4,028)	—
Changes in assets and liabilities:
Receivables	1,082	2,432
Inventories	(576)	670
Prepaid expenses and other assets	(407)	85
Accounts payable	(1,285)	(6,121)
Accrued liabilities	(646)	(807)
Amounts due to/from affiliates	(6,569)	(511)
Deferred revenues	41	(342)
Other liabilities	(99)	(61)
Total operating cash flows used in continuing operations	(17,131)	(11,250)
Total operating cash flows (used in) provided by discontinued operations	(6,286)	5,121
Net cash used in operating activities	(23,417)	(6,129)
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(73,451)	—
Proceeds from sale of land held for sale	—	278
Purchases of property and equipment	(298)	(35)
Total investing cash flows (used in) provided by continuing operations	(73,749)	243
Total investing cash flows provided by (used in) discontinued operations	88,941	(25)
Net cash provided by investing activities	15,192	218
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital leases	(58)	(58)
Dividends paid to parent	(294)	—
Net cash used in financing activities	(352)	(58)
Effect of foreign exchange rate changes on cash	(1)	(5)
Net decrease in cash and cash equivalents	(8,578)	(5,974)
Cash and cash equivalents at beginning of period	11,425	15,963
Cash and cash equivalents at end of period	$2,847	$9,989
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$10,282	$10,311
Cash paid for income taxes	1,240	—
Supplemental Disclosure of Noncash Investing and Financing Activities:
Securities received from the sale of assets	$3,837	$—
Reversal of loss on marketable securites available-for-sale	(160)	—
Distribution to parent under tax allocation agreement	—	743

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

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X.   Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Income per common interest information is not presented because the Company is wholly-owned by MFOC and, therefore, its common interests are not publicly traded.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 2007 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2008 (the “Annual Report”).

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

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(continued)

3.  Going Concern

The accompanying condensed consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably and to generate positive cash flows from operations.  The Company has suffered recurring net losses and negative cash flows from operations and had a net member’s deficit at June 28, 2008 and December 29, 2007.  As a result, the Company will be unable to make its scheduled $10.25 million semi-annual interest payment due September 15, 2008 on its 9 percent senior secured notes (the “9 percent Senior Secured Notes”) and 11 ½ senior secured notes (the “ 11 ½ percent Senior Secured Notes,” and together with the 9 percent Senior Secured Notes,  the “Senior Secured Notes”).  Failure to make any scheduled semi-annual interest payment would constitute an event of default under the indenture governing the Company’s Senior Secured Notes (the “Indenture”), which could cause the Senior Secured Notes to become immediately due and payable.  The Company does not currently have the ability to repay the Senior Secured Notes should they become due and payable.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is pursuing various actions to improve its results of operations, cash flows and financial position.  These actions include, but are not limited to, the following:

•                          restructuring of the Company’s Senior Secured Notes; and

•                          staff reductions and other initiatives to reduce expenses and increase revenues.

Due to the substantial doubt about the Company’s ability to continue as a going concern, the Company has not issued a new franchise disclosure document (the “FDD”) and it has suspended sales of new franchises until the Company is in a position to issue a new FDD.  The Company does not expect to issue a new FDD until it has been able to improve its overall liquidity position, including the restructuring of the Senior Secured Notes.  Until the Company issues a new FDD that reflects its most recent financial statements, the Company will be prohibited from selling new franchises, which will adversely affect the Company’s business operations and financial condition (see Note 19).

4.  Fair Value Disclosures

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(continued)

On December 30, 2007, the Company adopted the provision of SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year.  The Company measures at fair value certain financial assets and liabilities, including its marketable securities available-for-sale.  SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs have created the following fair-value hierarchy:

•                  Level 1 - Quoted prices for identical instruments in active markets;

•                  Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•                  Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

	Fair Value Measurements as of June 28, 2008
	Total	Level 1	Level 2	Level 3
Marketable securities available-for-sale (in thousands)	$1,111	$1,111	$—	$—
	$1,111	$1,111	$—	$—

The adoption of SFAS 157 did not have a material effect on the Company’s financial position or results of operations.

5.  Accounting Pronouncements Issued Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for acquisitions in fiscal years beginning after December 15, 2008 and will be adopted by the Company on January 4, 2009.

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(continued)

6.  Discontinued Operations

On January 29, 2008 (the “GAC Closing Date”), the Company and its wholly-owned subsidiaries, GACCF, LLC, formerly Great American Cookie Company Franchising, LLC (“GACCF”) and GAMAN, LLC, formerly Great American Manufacturing, LLC (together with GACCF, “GAC”) completed the sale of substantially all of the assets of GAC to a wholly-owned subsidiary of NexCen Brands, Inc. (“NexCen Brands” and together with its subsidiaries, “NexCen”) pursuant to an asset purchase agreement (the “GAC Agreement”) for $93.6 million.  The purchase price consisted of $89.0 million in cash and 1,099,290 shares of NexCen Brands common stock valued at $4.23 per share.  The net cash proceeds from the sale of GAC is considered restricted cash and is reflected as restricted cash in the Company’s condensed consolidated financial statements.  Under the terms of the GAC Agreement, the NexCen Brands common stock will be held in escrow for nine months, pending satisfaction of certain standard representations and warranties as described in the GAC Agreement.  Additionally, the Company paid $6.7 million of the proceeds from the sale of GAC to certain of GACCF’s franchisees at the GAC Closing Date, in satisfaction of rights they held in connection with the sale of the GAC franchise system. The Company was restricted from trading the shares of NexCen Brands common stock until July 2008.  Due to the restrictions on the sale of the NexCen Brands common stock, the Company recorded the shares at a 17.5 percent discount from the market value on the date of sale.  As of June 28, 2008, the shares were reported as available-for-sale securities in accordance with SFAS No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities” because all shares may be traded within 12 months of June 28, 2008.

On August 7, 2007, the Company and its wholly-owned subsidiaries, PTF, LLC and PMC, LLC, formerly Pretzel Time Franchising, LLC and Pretzelmaker Franchising, LLC, respectively, (collectively, “Pretzels”), completed a sale of certain assets, consisting primarily of identifiable intangible assets of Pretzels, to NexCen for $29.3 million, consisting of $22.0 million in cash and 997,671 shares of NexCen Brands common stock valued at $7.35 per share on the date of the sale.  Under the terms of the asset purchase agreement, 533,175 shares were placed in escrow pending satisfaction of certain representations and warranties.  397,121 shares were released from escrow in May 2008. The remaining 136,054 shares will be held in escrow until November 2008.  The Company was restricted from trading the shares of NexCen Brands common stock until August 7, 2008 and now only 25 percent of the total number of shares may be traded every three months.  Due to the restrictions on the sale of the NexCen Brands common stock, the Company recorded the shares at a 25 percent discount from the fair value on the date of sale.  As of June 28, 2008, the shares were reported as available-for-sale securities in accordance with SFAS 115 because all shares may be traded within 12 months of June 28, 2008.

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(continued)

The key components of income from discontinued operations related to GAC and Pretzels (collectively, “GAC/Pretzels”) were as follows (in thousands):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
GAC/Pretzel revenue	$—	$7,488	$1,929	$15,224
GAC/Pretzel operating expenses	(241)	(3,380)	(2,065)	(7,097)
Depreciation	—	(37)	(11)	(77)
Other revenue	—	—	113	—
Income (loss) before income taxes	(241)	4,071	(34)	8,050
Income taxes	(91)	1,523	(12)	3,020
Income (loss) from discontinued operations	(149)	2,548	(21)	5,030
Gain on sale of assets, net of income taxes of ($222), $0, $31,713 and $0, respectively	222	—	10,616	—
Income from discontinued operations, net of income taxes	$72	$2,548	$10,594	$5,030

As of December 29, 2007, GAC’s assets and liabilities are comprised of the following:

•                  accounts receivables, net of $2.7 million;

•                  inventories of $1.1 million;

•                  property and equipment, net of $700,000;

•                  goodwill of $41.1 million;

•                  prepaid and other assets of $400,000; and

•                  accounts payable and accrued liabilities of $1.3 million.

As of June 28, 2008, current assets and liabilities of discontinued operations are comprised of the following:

•                  accounts receivables, net of $4,000; and

•                  accounts payable and accrued liabilities of $117,000, of which $112,000 relates to severance accrued as a result of the sale of GAC .

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(continued)

The operating cash flows from discontinued operations are comprised of the following (in thousands):

	For the 26 Weeks Ended
	June 28,	June 30,
	2008	2007
Income from discontinued operations, net of tax	$10,594	$5,030
Adjustments to reconcile income from discontinued operations to net cash (used in) provided by discontinued operations:
Depreciation	11	77
Gain on sale of assets	(42,329)	—
Changes in assets and liabilities:
Receivables	2,709	685
Inventories	(221)	(255)
Prepaid expenses and other	379	—
Current assets of discontinued operations	(4)	—
Accounts payable	(942)	(390)
Accrued liabilities	(8,301)	(26)
Amounts due to/from affiliates	31,701	—
Current liabilities of discontinued operations	117	—
	$(6,286)	$5,121

The investing cash flows from discontinued operations are comprised of the following (in thousands):

	For the 26 Weeks Ended
	June 28,	June 30,
	2008	2007
Proceeds from sale of assets	$89,000	$—
Purchases of property and equipment	(59)	(25)
	$88,941	$(25)

7.  Restricted cash

The Indenture restricts the use of the proceeds from an asset sale, net of expenses of the transaction.  The restricted cash must be used in one of the following ways:

•                  to make an investment in similar assets;

•                  make investments in the Company; or

•                  use net proceeds to make an offer to pay down long-term debt within 45 days after the 361st day following the sale of assets.

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(continued)

The total outstanding amount of net proceeds from the sale of Pretzels and GAC was $93.4 million at June 28, 2008 and is included in restricted cash.  The restricted cash is currently held in an account controlled by the Trustee pursuant to the Indenture.

8.  Marketable Securities Available-for-Sale

Marketable securities available-for-sale at June 28, 2008 and December 29, 2007 consist of equity securities of NexCen Brands common stock.  Available-for-sale securities are recorded at fair value.  The fair values of equity securities are based on quoted market prices at the reporting date for those or similar investments.

Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive loss until realized.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee and the general market condition in the geographic area or industry in which the investee operates.  Based upon an evaluation performed as of June 28, 2008, the Company recorded an impairment charge of $8.2 million related to the holding of NexCen Brands common stock.

The cost, gross unrealized gain and loss and fair value of available-for-sale securities were as follows (in thousands):

	June 28, 2008
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
Equity securities	$1,111	$—	$—	$1,111
	$1,111	$—	$—	$1,111

	December 29, 2007
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
Equity securities	$2,748	$—	$(259)	$2,489
	$2,748	$—	$(259)	$2,489

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

Prior to fiscal 2001, TCBY Systems, LLC (“TCBY”), a wholly-owned subsidiary of the Company, extended credit from time to time to franchisees in exchange for notes receivable.  Certain of these notes receivable remain outstanding.  Notes receivable from franchisees are primarily collateralized by equipment located at the franchisees’ stores.  These notes bear interest at market rates applicable at the time the notes were issued and mature at various dates through April 2009.  TCBY regularly reviews the notes for non-performance.  Notes that are considered non-performing are placed on a non-accrual status when the collectability of principal or interest becomes uncertain.  During the 26 weeks ended June 28, 2008 and June 30, 2007, TCBY recognized no interest income pertaining to these notes receivable. These notes are included in receivables in the accompanying condensed consolidated financial statements.

Prior to fiscal 2001, TCBY factored various notes receivable aggregating $2.1 million.  Under the terms of the factoring agreement, TCBY is ultimately responsible to the factoring agent for the realizability of the notes receivable.  In the event of non-performance, the factoring agent has recourse against TCBY to a maximum level of $136,000 and $182,000 as of June 28, 2008 and December 29, 2007, respectively.  The Company has reserved 100 percent for this potential recourse liability and included the reserve in accrued liabilities in the accompanying condensed consolidated balance sheets.

10.  Inventories

Inventories, consisting of finished goods, novelties, packaging and raw materials are stated at the lower of cost (first-in, first-out method) or market value.  Inventories are comprised of the following (in thousands):

	June 28,	December 29,
	2008	2007
Finished goods	$2,027	$1,717
Novelties	586	598
Packaging	309	371
Raw materials	173	973
	$3,095	$3,659

11.  Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization.

Depreciation and amortization is computed on a straight-line basis as follows:

Equipment and fixtures	3 - 7 years
Leasehold improvements	2 - 10 years *
Building and building improvements	2 - 15 years

* Based on the lesser of the useful life of the asset or the term of the applicable lease.

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(continued)

Property and equipment are comprised of the following (in thousands):

	June 28,	December 29,
	2008	2007
Equipment and fixtures	$10,763	$11,983
Leasehold improvements	4,854	5,017
Building and building improvements	—	2,008
Land	—	240
	15,617	19,248
Accumulated depreciation	(10,643)	(12,909)
	$4,974	$6,339

Property and equipment at June 28, 2008 and December 29, 2007 included gross assets acquired under capital leases of $722,000 and $747,000, respectively, and related accumulated depreciation of $446,000 and $385,000, respectively.

Expenditures that materially extend useful lives of property and equipment are capitalized.  Routine maintenance, repairs and renewal costs are expensed as incurred.  Gains or losses from the sale or retirement of property and equipment are recorded in income from operations.

Included in leasehold improvements at June 28, 2008 and December 29, 2007 is $1.3 million for tenant improvements provided as lease incentives by the lessor related to the lease for the Company’s gifting operations facility, less $271,000 and $208,000 of accumulated depreciation, respectively.  At June 28, 2008 and December 29, 2007, $854,000 and $917,000, respectively, of deferred rent was included in other liabilities and $125,000 was included in accrued liabilities relating to these lease incentives.  The total amount of these leasehold improvements and deferred rent are amortized over the life of the lease.

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

The following outlines the Company’s goodwill by operating segment (in thousands):

	June 28,	December 29,
	2008	2007
GAC/Pretzels	$—	$41,072
Mrs. Fields Franchising	5,491	5,491
Mrs. Fields Gifts	1,859	1,859
Mrs. Fields Licensing	1,852	1,852
	$9,202	$50,274

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(continued)

The Mrs. Fields Branded Retail and Dairy operating segments had no goodwill at June 28, 2008 and December 29, 2007.  GAC/Pretzels goodwill decreased $41.1 million as a result of the sale of GAC.

The Company determined that a triggering event had occurred in the second quarter of 2008 under SFAS 144 as a result of the proposed restructuring of the Senior Secured Notes to be effected through a prepackaged plan of reorganization under Chapter 11 of the U.S Bankruptcy Code.  The Company tested the goodwill and intangible assets by comparing the reporting unit’s fair value with its carrying value.  As a result of the impairment test, the Company concluded that the estimated fair value of each reporting unit exceeded its carrying value and no impairment of goodwill existed as of June 28, 2008.  The Company determined that an impairment existed for certain intangible assets of the dairy reporting unit and recorded a charge of $2.1 million during the 26 weeks ended June 28, 2008 to write-down the TCBY trade names.

Trademarks and other intangible assets are comprised of definite-lived assets and are amortized over 5 to 15 years.  The following outlines the Company’s trademarks and other intangibles (in thousands):

	June 28,	December 29,
	2008	2007
Trademarks and trade names	$12,452	$15,305
Recipes	4,150	4,150
Franchise relationships	2,600	2,600
Reacquired franchise and license rights	1,000	1,000
	20,202	23,055
Less accumulated amortization	(14,791)	(14,708)
	$5,411	$8,347

13.  Accrued Liabilities

Accrued liabilities are comprised of the following (in thousands):

	June 28,	December 29,
	2008	2007
Accrued liabilities	$4,528	$5,211
Accrued compensation and benefits	1,816	2,644
Accrued severance	—	77
Accrued interest payable	6,034	6,034
	$12,378	$13,966

Included in accrued compensation and benefits at June 28, 2008 and December 29, 2007 is approximately $1.0 million and $1.5 million for accrued bonuses for fiscal years 2008 and 2007, respectively.

The activity in accrued severance for continuing operations for the 13 weeks and 26 weeks ended June 28, 2008 is as follows (in thousands):

	13 Weeks Ended	26 Weeks Ended
	June 28,	June 28,
	2008	2008
Beginning balance	$8	$77
Additions	—	36
Payments	(8)	(113)
	$—	$—

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(continued)

14.  Related-Party Transactions

The amounts due to/from affiliates are comprised of the following (in thousands):

	June 28,	December 29,
	2008	2007
Amounts due from affilates:
MFC	$50	$50
MFOC	190	6
	$240	$56

Amounts due to affilates:
MFC - tax sharing	$32,652	$7,336
MFH	274	274
	$32,926	$7,610

The Company has a tax allocation agreement with MFC pursuant to which the Company agreed to make payments to MFC, after taking into account payments the Company makes directly to tax authorities, based on its hypothetical stand-alone consolidated federal income tax liability, determined as if the Company and its subsidiaries constituted its own consolidated group for federal income tax purposes.  The Company is not permitted to make payments under the tax allocation agreement in respect to its hypothetical consolidated federal taxable income, to the extent that such payments exceed the consolidated federal income taxes (including estimated taxes) payable in respect to MFC’s consolidated federal income tax group, until and only while the Company’s ratio of Net Indebtedness to Consolidated EBITDA (each as defined in the Indenture) is less than 3.75:1.0 and the Company is otherwise in compliance with the terms of the Indenture.

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

During fiscal year 2007, the Company’s GAC/Pretzels operating segment included revenues received either directly or indirectly from cookie and pretzel stores, which were owned and operated by third parties.  These revenues included initial franchise or license fees, monthly royalties based on a percentage of a franchisee’s gross sales and certain product formulation fees and supplier allowances which were based upon sales to franchisees.  As a result of the sale of GAC during the first quarter of 2008, the GAC/Pretzels operating segment’s operating results have been included in discontinued operations in the accompanying condensed consolidated financial statements.

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

Segment revenues and contribution are presented in the following table (in thousands):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Revenues:
Mrs. Fields Gifts	$3,627	$5,087	$9,398	$9,982
Mrs. Fields Branded Retail	6,115	5,156	11,611	9,659
Mrs. Fields Franchising	1,798	1,815	3,630	3,699
Mrs. Fields Licensing	62	115	280	315
Total Mrs. Fields	11,602	12,173	24,919	23,655
Dairy	2,762	3,171	4,551	5,516
	$14,364	$15,344	$29,470	$29,171
Contribution:
Mrs. Fields Gifts	$(653)	$(100)	$(854)	$(584)
Mrs. Fields Branded Retail	122	346	248	740
Mrs. Fields Franchising	665	1,222	1,290	2,546
Mrs. Fields Licensing	13	151	214	341
Total Mrs. Fields	147	1,619	898	3,043
Dairy	1,918	1,980	2,538	2,483
	$2,065	$3,599	$3,436	$5,526

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(continued)

The reconciliation of contribution to loss from continuing operations before benefit for income taxes is as follows (in thousands):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Contribution	$2,065	$3,599	$3,436	$5,526
General and administrative expenses	(4,922)	(2,620)	(7,735)	(5,026)
Depreciation and amortization	(913)	(1,021)	(1,865)	(2,024)
Impairment of intangible assets	(2,091)	—	(2,091)	—
Gain on sale of land held for sale	—	—	—	128
Interest expense, net	(5,281)	(5,388)	(10,173)	(10,681)
Impairment of marketable securities	(8,222)	—	(8,222)	—
Other, net	(23)	—	15	—
Loss from continuing operations before benefit for income taxes	$(19,387)	$(5,430)	$(26,635)	$(12,077)

Segment assets are presented in the following table (in thousands):

	June 28,	December 29,
	2008	2007

Mrs. Fields Gifts	$7,292	$8,777
Mrs. Fields Branded Retail	4,346	2,925
Mrs. Fields Franchising	9,310	9,960
Mrs. Fields Licensing	1,959	2,261
Total Mrs. Fields	22,907	23,923

GAC/Pretzels	—	45,799
Dairy	3,554	5,388

Total Segment Identified Assets	26,461	75,110

Non-Segment Identified Assets	108,800	45,688

Total Assets	$135,261	$120,798

The fixed assets and inventories of the Company primarily relate to the Company’s branded retail and gifts business segments.  Assets relating to franchising and licensing activities are primarily amounts due from franchisees and licensees and intangible assets, such as trademarks, trade names, recipes, franchise relationships and goodwill relating to franchising concepts.

Revenues from franchisees, customers and licensees within the United States of America were $13.1 million and $26.3 million or 91.0 percent and 89.3 percent of total revenues for the 13 weeks and 26 weeks ended June 28, 2008, respectively, and $13.8 million and $26.8 million or 89.8 percent and 91.8 percent of total revenues for the 13 weeks and 26 weeks ended June 30, 2007, respectively.  Revenues from international franchisees, customers and licensees were $1.3 million and $3.2 million or 9.0 percent and 10.7 percent of total revenues for the 13 weeks and 26 weeks ended June 28, 2008, respectively, and $1.6 million and $2.4 million or 10.1 percent and 8.2 percent of total revenues for the 13 weeks and 26 weeks ended June 30, 2007, respectively.  Revenues from any single foreign country were not material.  Providing geographical information regarding long-lived assets is impracticable.

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(continued)

The Mrs. Fields Gifts operating segment has one customer that accounted for approximately $400,000 and $1.5 million or 10.9 percent and 15.6 percent of revenues for the 13 weeks and 26 weeks ended June 28, 2008, respectively, and $1.6 million and $2.4 million or 31.3 percent and 23.7 percent of revenues for the 13 weeks and 26 weeks ended June 30, 2007, respectively.  No other customers accounted for more than five percent of Mrs. Fields Gifts operating segment revenues.

The Mrs. Fields Branded Retail operating segment is not dependent upon any single customer.

The Mrs. Fields and Dairy business units are not dependent upon any single franchisee.

The Mrs. Fields Licensing operating segment, for the 13 weeks and 26 weeks ended June 28, 2008 and June 30, 2007, respectively, had:

•                  a licensee that accounted for approximately ($41,000) and $108,000 or (65.9) percent and 38.5 percent for the 13 weeks and 26 weeks ended June 28, 2008, respectively, and $31,000 and $115,000 or 27.3 percent and 36.5 percent for the 13 weeks and 26 weeks ended June 30, 2007, respectively, of the total revenues of the licensing segment;

•                  a licensee that accounted for approximately $69,000 and $107,000 or 111.2 percent and 38.2 percent for the 13 weeks and 26 weeks ended June 28, 2008, respectively, and $32,000 and $64,000 or 27.6 percent and 20.1 percent for the 13 weeks and 26 weeks ended June 30, 2007, respectively, of the total revenues of the licensing segment; and

•                  a licensee that accounted for approximately $27,000 and $57,000 or 42.9 percent and 20.2 percent for the 13 weeks and 26 weeks ended June 28, 2008, respectively, and $30,000 and $60,000 or 26.1 percent and 19.0 percent for the 13 weeks and 26 weeks ended June 30, 2007, respectively, of the total revenues of the licensing segment.

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

17.  Supplemental Condensed Consolidating Financial Information

Long-term debt includes the Senior Secured Notes that were issued by the Company and Mrs. Fields Financing Company, Inc. (“Mrs. Fields Financing”) as co-issuers.  Mrs. Fields Financing is a wholly-owned finance subsidiary of the Company.  The Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s domestic subsidiaries other than immaterial subsidiaries.  The Company has no independent assets or operations.  Therefore, supplemental financial information on a condensed consolidating basis of the guarantor subsidiaries is not required.  There are no restrictions on the Company’s ability to obtain cash dividends or other distributions of funds from the guarantor subsidiaries, except those imposed by applicable law.

`Table of Contents

MRS. FIELDS FAMOUS BRANDS, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(continued)

18.  Income Taxes

The Company is organized as a single member limited liability company and did not elect to be taxed as a corporation for federal income tax purposes.  As such, for federal income tax purposes, the Company is “disregarded” and is treated as a division of MFOC, its sole member.  Although the Company is not a tax-paying entity, the assets of the Company could be subject to income tax claims against any member of its parent’s consolidated group.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense.  There have been no interest or penalties recognized in the financial statements of the Company.

The Company entered into a tax allocation agreement with MFC pursuant to which the Company agreed to make payments to MFC, after taking into account payments the Company makes directly to tax authorities, based on the Company’s stand-alone consolidated federal income tax liability, determined as if the Company and its subsidiaries constituted their own consolidated group for federal income tax purposes.  The Company will not be permitted to make these payments to MFC, unless the MFC federal tax liability equals or exceeds the Company’s stand-alone federal tax liability, until it meets certain financial ratios and is otherwise in compliance with the terms of the Indenture.

19.  Subsequent Events

Plan of Reorganization

On August 13, 2008, the Company entered into amended support agreements (the “Support Agreements”) with the members of a committee of holders of the Senior Secured Notes owning approximately 78 percent of the outstanding Senior Secured Notes (the “Noteholder Committee”) providing for a restructuring of the Senior Secured Notes to be effected through a prepackaged plan of reorganization (the “Plan”) under Chapter 11 of the U.S. Bankruptcy Code which would exchange for the Senior Secured Notes a combination of cash, new senior secured notes due 2014 and 87.5 percent of the common equity of the Company’s parent company, Mrs. Fields’ Original Cookies, Inc.  This restructuring is subject to various conditions, including approval of the Plan from at least a majority in number of the holders of the Senior Secured Notes, which condition is not met by the members of the Noteholder Committee alone, and therefore there can be no assurance that it will be successfully completed.  If the restructuring is completed, the Company will have significantly less indebtedness.

Resignation of Chief Executive Officer

On July 10, 2008, the president and chief executive officer (the “CEO”) of the Company, delivered a letter (the “Notice of Termination”) in which he notified the Company that he was terminating his employment with the Company.  In his letter, the former CEO asserted that his termination is with “Good Reason” (as that term is defined under his employment agreement with the Company) and that accordingly, he was entitled to immediate payment of all salary, bonuses and benefits accruing to the date of termination, specified severance payments and a portion of the bonus payable with respect to calendar year 2008.  The Notice of Termination did not address whether the former CEO intended to also terminate his positions as a manager of the Company and as a manager or director, employee and officer of subsidiaries of the Company.  However, the Company believes that the former CEO’s status as an employee and officer of the Company was terminated automatically by reason of his termination as an employee of the Company and the Company believes that it was likely the former CEO’s intention that his termination also be deemed to constitute his resignation as a manager of the Company and a director or manager of its subsidiaries.  The accompanying condensed consolidated financial statements do not include any amounts for severance which may or may not ultimately be determined to be due the former CEO.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “plan,” “continue,” “will,” “may” or words or phrases of similar meaning.  Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive and governmental factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements. Factors you should consider that could cause these differences include all factors described elsewhere in this report and in detail under “Item 1A. Risk Factors.”

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

Recent Developments

Plan of Reorganization

        On August 13, 2008, we entered into amended support agreements (the “Support Agreements”) with the members of a committee of holders (the “Noteholder Committee”) of the 9 percent senior secured notes (the “9 percent Senior Secured Notes”) and 11 ½ senior secured notes (the “11 ½ percent Senior Secured Notes,” and together with the 9 percent Senior Secured Notes,  the “Senior Secured Notes”) owning approximately 78 percent of the outstanding Senior Secured Notes providing for a restructuring of the Senior Secured Notes to be effected through a prepackaged plan of reorganization (the “Plan”) under Chapter 11 of the U.S. Bankruptcy Code which would exchange for the a combination of cash, new senior secured notes due 2014 and 87.5 percent of the common equity of our parent company, Mrs. Fields’ Original Cookies, Inc.  This restructuring is subject to various conditions, including approval of the Plan from at least a majority in number of the holders of the Senior Secured Notes, which condition is not met by the members of the Noteholder Committee alone, and therefore there can be no assurance that it will be successfully completed.  If the restructuring is completed, we will have significantly less indebtedness.

Resignation of Chief Executive Officer

        On July 10, 2008, Stephen Russo, a director and the president and chief executive officer of the Company, delivered a letter to us (the “Notice of Termination”) in which he notified us that he was terminating his employment with the Company.  In his letter, Mr. Russo asserted that his termination is with “Good Reason” (as that term is defined under his employment agreement with the Company) and that accordingly, he was entitled to immediate payment of all salary, bonuses and benefits accruing to the date of termination, specified severance payments and a portion of the bonus payable with respect to calendar year 2008.  The Notice of Termination did not address whether he intended to also terminate his positions as a manager of the Company and as a manager or director, employee and officer of subsidiaries of the Company.  However, we believe that Mr. Russo’s status as an employee and officer of the Company was terminated automatically by reason of his termination as an employee of the Company and we believe that it was likely Mr. Russo’s intention that his termination also be deemed to constitute his resignation as a manager of the Company and a director or manager of its subsidiaries.  The accompanying condensed consolidated financial statements do not include any amounts for severance which may or may not ultimately be determined to be due Mr. Russo.

Appointment in Interim Co-CEO’s

On July 15, 2008, the Board of Managers of the Company appointed Michael R. Ward and John Lauck as Interim Co-Chief Executive Officers to fill the role vacated by Stephen Russo, our former Chief Executive Officer, as discussed above.  In his new role, Mr. Ward will take on the added duties of overseeing financial and accounting matters as well as the Company’s previously announced Restructuring and he will continue to serve as Executive Vice President, Chief Legal Officer and Secretary of the Company and retain responsibility for areas over which he already had responsibility.  In his new role, Mr. Lauck will be primarily responsible for the day-to-day operations of the TCBY organization and the Mrs. Fields organization (other than those for which Mr. Ward has already had responsibility) and Mr. Lauck will continue to serve as the President of the Mrs. Fields organization.  Mr. Ward and Mr. Lauck have not entered into additional arrangements with the Company, nor do they have any agreement to receive any additional compensation in conjunction with their new roles.

Sales of New Franchises

Due to the substantial doubt about our ability to continue as a going concern, we have not issued a new franchise disclosure document (“FDD”) and we have suspended sales of new franchises until we are in a position to issue a new FDD.  We do not expect to issue a new FDD until have have additional information about alternatives to improve our overall liquidity position, including restructuring the Senior Secured Notes.  Until we issue a new FDD that reflects our most recent financial statements, we will be prohibited from selling new franchises, which will adversely affect our business operations and financial condition.

Impairment of Intangible Assets

We determined that a triggering event had occurred in the second quarter of 2008 under Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for Impairment or Disposal of Long-Lived Assets”, as a result of the proposed restructuring of the Senior Secured Notes to be effected through a prepackaged plan of reorganization under Chapter 11 of the U.S Bankruptcy Code.  Therefore, we recorded a charge of $2.1 million during the second quarter of 2008 to write-down the TCBY trade names.

Executive Summary

        We are a well established franchisor in the premium snack food industry, featuring Mrs. Fields® and TCBY® as our core brands.  Through our franchisees’ retail stores, we are one of the largest retailers of freshly baked, on-premises specialty cookies and brownies in the United States of America (the “United States”) and the largest retailer of soft-serve frozen yogurt with live active cultures in the United States.  In addition, we operate a gifts and branded retail business and have entered into licensing arrangements to leverage awareness of our brands among our retail customer base.  As of June 28, 2008, our franchise systems operated through a network of 1,268 retail concept locations throughout the United States and in 21 foreign countries.

Our business is divided into two business units for financial reporting purposes: Mrs. Fields (defined below) and TCBY (“Dairy”).  As discussed elsewhere in this report, we sold our Pretzel Time® and Pretzelmaker® brands (collectively, the “Pretzel Brands”) in August 2007 and we sold our Great American Cookie brand in January 2008 (together with Pretzels, “GAC/Pretzels”).  The results of operations from these businesses prior to the dates the businesses were sold are included in discontinued operations in the condensed consolidated statements of operations and comprehensive loss (see Note 6).

        We have the following five reportable operating segments:

•	Mrs. Fields Gifts
•	Mrs. Fields Branded Retail
•	Mrs. Fields Franchising	(collectively “Mrs. Fields”)
•	Mrs. Fields Licensing
•	Dairy

        Mrs. Fields and Dairy represented 84.6 percent and 15.4 percent of total revenues, respectively, for the 26 weeks ended June 28, 2008 and 81.1 percent and 18.9 percent of total revenues, respectively, for the 26 weeks ended June 30, 2007.

        As of June 28, 2008, our store portfolio consisted of 888 domestic franchised locations, 293 international franchised locations and 87 licensed locations.  Our franchisees’ and licensees’ concept locations by brand are distributed as follows:

	Domestic	International	Licensed
	Franchised	Franchised	Locations	Total
Mrs. Fields	305	89	25	419
TCBY - traditional stores	291	—	—	291
TCBY - non-traditional stores	287	204	60	551
Yovana - test stores	—	—	2	2
Beriyo by TCBY - test stores	5	—	—	5
Dairy subtotal	583	204	62	849
Total	888	293	87	1,268

        The previous table counts each concept location individually.  For example, if a physical location had a Mrs. Fields store and a TCBY store together, it would be counted as two concept locations in the table above.  If actual physical stores were counted rather than concept locations, total store counts would be reduced by 63 locations to 1,205.

        During the 26 weeks ended June 28, 2008, our store portfolio declined from 1,608 concept locations to 1,268 concept locations, as follows:

	Total Company
	Domestic	International	Licensed
	Franchised	Franchised	Locations	Total
Balance at December 29, 2007	1,238	275	95	1,608
New development openings	18	25	—	43
Permanent closings	(71)	(6)	(8)	(85)
Sale of GAC	(302)	(1)	—	(303)
Other openings, net	5	—	—	5
Balance at June 28, 2008	888	293	87	1,268

        The following tables provide additional detail of new development openings, permanent closings and other openings and closings of our concept locations during the 26 weeks ended June 28, 2008:

	Domestic Franchised
				Non-
			Traditional	Traditional
	Mrs. Fields	GAC/Pretzels	Dairy	Dairy	Total
Balance at December 29, 2007	318	296	311	313	1,238
New development openings	8	6	4	—	18
Permanent closings	(21)	—	(24)	(26)	(71)
Sale of GAC	—	(302)	—	—	(302)
Other openings, net	—	—	5	—	5
Balance at June 28, 2008	305	—	296	287	888

	International Franchised
			Non-
			Traditional
	Mrs. Fields	GAC/Pretzels	Dairy	Total
Balance at December 29, 2007	84	1	190	275
New development openings	9	—	16	25
Permanent closings	(3)	—	(3)	(6)
Sale of GAC	—	(1)	—	(1)
Other openings (closings), net .	(1)	—	1	—
Balance at June 28, 2008	89	—	204	293

	Licensed Locations
		Non-
		Traditional
	Mrs. Fields	Dairy	Total
Balance at December 29, 2007	25	70	95
Permanent closings	—	(8)	(8)
Balance at June 28, 2008	25	62	87

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

        Due to the substantial doubt about our ability to continue as a going concern, we have not issued a new FDD and we have suspended sales of new franchises until we are in a position to issue a new FDD.  We do not expect to issue a new FDD until we have additional information about alternatives to improve our overall liquidity position, including restructuring our Senior Secured Notes.  Until we issue a new FDD that reflects our most recent financial statements, we will be prohibited from selling new franchises, which will adversely affect our business operations and financial condition.

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

Results of Operations

        The following table sets forth, for the periods indicated, certain information relating to our operations and percentage changes from period to period (in thousands):

	13 Weeks Ended			26 Weeks Ended
	June 28,	June 30,	%	June 28,	June 30,	%
	2008	2007	Change	2008	2007	Change
REVENUES:
Mrs. Fields Gifts	$3,627	$5,087	(28.7)	$9,398	$9,982	(5.9)
Mrs. Fields Branded Retail	6,115	5,156	18.6	11,611	9,659	20.2
Mrs. Fields Franchising	1,798	1,815	(0.9)	3,630	3,699	(1.9)
Mrs. Fields Licensing	62	115	(46.1)	280	315	(11.1)
Total Mrs. Fields	11,602	12,173	(4.7)	24,919	23,655	5.3
Dairy	2,762	3,171	(12.9)	4,551	5,516	(17.5)
Total revenues	14,364	15,344	(6.4)	29,470	29,171	1.0

OPERATING COSTS AND EXPENSES:
Mrs. Fields Gifts	4,280	5,187	(17.5)	10,252	10,566	(3.0)
Mrs. Fields Branded Retail	5,993	4,810	24.6	11,363	8,919	27.4
Mrs. Fields Franchising	1,133	593	91.1	2,340	1,153	102.9
Mrs. Fields Licensing	49	(36)	NM	66	(26)	NM
Total Mrs. Fields	11,455	10,554	8.5	24,021	20,612	16.5
Dairy	844	1,191	(29.1)	2,013	3,033	(33.6)
General and administrative	4,922	2,620	87.9	7,735	5,026	53.9
Depreciation	493	502	(1.8)	973	988	(1.5)
Amortization	420	519	(19.1)	892	1,036	(13.9)
Impairment of intangible assets	2,091	—	NM	2,091	—	NM
Gain on sale of land held for sale	—	—	NM	—	(128)	(100.0)
Other, net	23	—	NM	(15)	—	NM
Total operating costs and expenses	20,248	15,386	31.6	37,710	30,567	23.4
Loss from continuing operations	(5,884)	(42)	NM	(8,240)	(1,396)	490.3

OTHER EXPENSE. NET:
Interest expense, net	(5,281)	(5,388)	(2.0)	(10,173)	(10,681)	(4.8)
Impairment of marketable securities	(8,222)	—	NM	(8,222)	—	NM
Loss from continuing operations before benefit for income taxes	(19,387)	(5,430)	257.0	(26,635)	(12,077)	120.5
Benefit for income taxes	(6,381)	(1,515)	321.2	(9,159)	(3,002)	205.1
Loss from continuing operations	(13,006)	(3,915)	232.2	(17,476)	(9,075)	92.6

DISCONTINUED OPERATIONS:
Income from discontinued operations, net of income taxes of ($313), $1,523, $31,701 and $3,020, respectively	72	2,548	NM	10,594	5,030	110.6
Net loss	$(12,934)	$(1,367)	NM	$(6,882)	$(4,045)	70.1

Cash flows from operating activities, including discontinued operations	$(3,073)	$4,391	NM	$(23,417)	$(6,129)	282.1
Cash flows from investing activities, including discontinued operations	$3,018	$(48)	NM	$15,192	$218	NM
Cash flows from financing activities, including discontinued operations	$(320)	$(28)	NM	$(352)	$(58)	NM

NM - Calculation not meaningful.

13 Weeks Ended June 28, 2008

Compared to the 13 Weeks Ended June 30, 2007

        Loss From Continuing Operations — Overview.  Loss from continuing operations was $5.9 million for the 13 weeks ended June 28, 2008, an increase of $5.9 million from a loss of $0 for the 13 weeks ended June 30, 2007.  The increase in loss from continuing operations was primarily due to the following:

•                  impairment of intangible assets for Dairy of $2.1 million;

•                  decreased contribution from our business units of $1.6 million; and

•                  increased general and administrative expenses of $2.3 million.

        The foregoing increases in loss from continuing operations were partially offset by decreased amortization of $100,000.

        The decrease in contribution from our business units of $1.6 million is comprised of the following decreases:

•                  Mrs. Fields business unit contribution decrease of $1.5 million; and

•                  Dairy business unit contribution decrease of $100,000.

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

•                  royalties from existing franchises less direct operating expenses in our Mrs. Fields Franchising operating segment; and

•                  licensing fees received from third parties for the sale of products bearing our brand names less direct operating expenses in our Mrs. Fields Licensing operating segment.

        Our Dairy business unit contribution is comprised of sales of new franchises and royalties from existing franchises less direct operating expenses.

        The following table sets forth the contribution from each of our business units (in thousands):

	For the 13 Weeks Ended
	June 28,	June 30,
	2008	2007
Mrs. Fields	$147	$1,619
Dairy	1,918	1,980
	$2,065	$3,599

Mrs. Fields

        The following table details the revenues and operating expenses of the Mrs. Fields business unit (in thousands):

	For the 13 Weeks Ended
	June 28,	June 30,	%
	2008	2007	Change
Mrs. Fields Gifts	$3,627	$5,087	(28.7)
Mrs. Fields Branded Retail	6,115	5,156	18.6
Mrs. Fields Franchising	1,798	1,815	(0.9)
Mrs. Fields Licensing	62	115	(46.1)
Total Mrs. Fields revenues	11,602	12,173	(4.7)
Mrs. Fields Gifts	4,280	5,187	(17.5)
Mrs. Fields Branded Retail	5,993	4,810	24.6
Mrs. Fields Franchising	1,133	593	91.1
Mrs. Fields Licensing	49	(36)	NM
Total Mrs. Fields operating expenses	11,455	10,554	8.5
Total Mrs. Fields contribution	$147	$1,619	(90.9)

Mrs. Fields Gifts

        Mrs. Fields Gifts Revenues.  Mrs. Fields Gifts revenues were $3.6 million for the 13 weeks ended June 28, 2008, a decrease of $1.5 million or 28.7 percent from $5.1 million for the 13 weeks ended June 30, 2007.  These revenues consisted of sales through our catalog and website as well as affiliations with other websites and sales to large corporate customers for gifting purposes.  This decrease in revenues was primarily due to the following decreases:

•                  national accounts revenues of $1.1 million primarily due to a decline in purchases from our largest corporate customer;

•                  catalog driven sales and strategic partners revenues of $300,000 primarily due to the Easter holiday occurring in the first quarter in 2008 compared to the second quarter in 2007; and

•                  other revenues of $100,000.

        Mrs. Fields Gifts Expenses.  Mrs. Fields Gifts expenses are comprised of cost of sales for products sold, selling and promotional expenses and direct operating expenses of this segment.  Mrs. Fields Gifts expenses were $4.3 million for the 13 weeks ended June 28, 2008, a decrease of $900,000 or 17.5 percent from $5.2 million for the 13 weeks ended June 30, 2007.  This decrease in expenses was primarily due to the following decreases:

•                  cost of sales of $700,000 due to decreased revenues and product mix;

•                  catalog and advertising expenses of $100,000 due to the timing of the Easter holiday;

•                  other operating expenses of $100,000.

Mrs. Fields Branded Retail

        Mrs. Fields Branded Retail Revenues.  Mrs. Fields Branded Retail revenues were $6.1 million for the 13 weeks ended June 28, 2008, an increase of $900,000 or 18.6 percent from $5.2 million for the 13 weeks ended June 30, 2007.   Mrs. Fields Branded Retail revenues consist of sales of Mrs. Fields branded shelf stable cookies directly through retail channels.  The increase in sales was primarily related to new customers and increased activity in the drug store channel.

        Mrs. Fields Branded Retail Expenses.  Mrs. Fields Branded Retail expenses is comprised of cost of sales for product sold, selling and promotional expenses and other direct operating expenses of this segment.  Mrs. Fields Branded Retail expenses were $6.0 million for the 13 weeks ended June 28, 2008, an increase of $1.2 million or 24.6 percent from $4.8 million for the 13 weeks ended June 30, 2007.  This increase in expenses was primarily due to the following increases:

•                  cost of sales of $1.0 million due to increased revenues and increased commodity prices;

•                  advertising and promotion expenses of $100,000 related to product demos, sampling and broker fees; and

•                  other operating expenses of $100,000.

Mrs. Fields Franchising

        The following table details the year over year (“YOY”) percentage increase in same store sales for our Mrs. Fields Franchising segment:

	For the 13 Weeks Ended
	June 28,	June 30,
	2008	2007
Mrs. Fields	0.9	0.0

Our Mrs. Fields concept’s YOY same store sales were up 0.9 percent due to increased visit frequency and training by our field operations team, an increase in Big Cookie Cake sales and increases in the sales of our Breezer products.

        Mrs. Fields Franchising Revenues.  Mrs. Fields Franchising revenues were $1.8 million for the 13 weeks ended June 28, 2008 and the 13 weeks ended June 30, 2007.  Although franchising revenues were consistent in both periods, franchising revenues decreased as a result of approximately 200 or 5.4 percent fewer unit weeks and the Easter holiday occuring in the first quarter in 2008 compared to the second quarter in 2007, offset by the increase in same store YOY sales.

        Mrs. Fields Franchising Expenses.  Mrs. Fields Franchising expenses are comprised of operation and supervision expenses incurred to provide support, direction and supervision to the franchisees; development and support expenses including product development costs, expenses relating to new franchise development, marketing and advertising, bad debt expense and other direct franchising expenses.  These expenses were $1.1 million for the 13 weeks ended June 28, 2008, an increase of $500,000 or 91.1 percent from $600,000 for the 13 weeks ended June 30, 2007.  This increase in expenses was primarily due to the following increases:

•                  compensation and related costs of $300,000 in order to implement the planned strategy of increasing operations and development headcount;

•                  professional fees of $100,000; and

•                  other operating expenses of $100,000.

Mrs. Fields Licensing

        Mrs. Fields Licensing Revenues.  Mrs. Fields Licensing revenues were $100,000 for the 13 weeks ended June 28, 2008 and June 30, 2007.  Although licensing revenues were consistent in both periods, the mix of licensing revenues reflected a decrease in licensing royalties earned under a licensing agreement for the sale of Mrs. Fields branded boxed chocolates, offset by increases in licensing royalties earned under a licensing agreement for the sale of Mrs. Fields branded ice cream sandwiches.

        Mrs. Fields Licensing Expenses.  Mrs. Fields Licensing expenses are comprised of compensation, selling and promotional expenses, bad debt and other direct operating expenses of this segment.  These expenses were negligible for the 13 weeks ended June 28, 2008 and June 30, 2007.

Dairy

The following table details the YOY percentage increase (decrease) in same store sales for our Dairy Franchising segment:

	For the 13 Weeks Ended
	June 28,	June 30,
	2008	2007
TCBY	2.2	(1.3)

Our Dairy Franchising segment's YOY same store sales increased 2.2 percent for the 13 weeks ended June 28, 2008.  This increase was mainly due to the shift of the Easter holiday into the first quarter of 2008 compared the second quarter of 2007, which historically has been a low volume Sunday for the Dairy segment, and also due to a shift in our 2008 promotional spending which focuses on the key selling season of April through August.

Dairy Franchising Revenues.  Dairy franchising revenues were $2.8 million for the 13 weeks ended June 28, 2008, a decrease of $400,000 or 12.9 percent from $3.2 million for the 13 weeks ended June 30, 2007.  This decrease in revenues was primarily due to the following decreases:

•                  product formulation revenues of $700,000 generated by purchases of TCBY products by franchisees; and

•                  initial franchise fees of $100,000.

The foregoing decreases in revenues were partially offset by increased royalties of $400,000 resulting from an increase in royalty rates.  The overall decrease in franchising revenues was principally attributable to pricing discounts offered to franchisees as an incentive to remodel their stores and approximately 1,200 or 18.6 percent fewer unit weeks, partially offset by an increase in royalty rates and the increase in YOY same store sales.

Dairy Franchising Expenses.  Dairy franchising expenses were $800,000 for the 13 weeks ended June 28, 2008, a decrease of $400,000 or 29.1 percent from $1.2 million for the 13 weeks ended June 30, 2007.  This decrease in expenses was primarily due to the following decreases:

•                  brand initiatives of $300,000 incurred in the second quarter of 2007 to test the Beriyo and Yovana concepts and to prepare for the TCBY new store décor initiative that didn't occur in 2008; and

•                  decreased other operating expenses of $100,000.

Other

General and Administrative Expenses.  General and administrative expenses were $4.9 million for the 13 weeks ended June 28, 2008, an increase of $2.3 million or 87.9 percent from $2.6 million for the 13 weeks ended June 30, 2007.  This increase in general and administrative expenses was primarily attributable to the following:

•                  costs incurred of $2.2 million related to the restructuring of our debt through a prepackaged plan of reorganization;

•                  increased professional fees of $200,000 paid to third parties for consulting on process improvement initiatives, internal control assistance and Sarbanes-Oxley compliance test work; partially offset by

•                  decreased legal fees of $100,000.

Depreciation and Amortization Expense.  Depreciation expense was $500,000 for the 13 weeks ended June 28, 2008 and June 30, 2007.  Amortization expense was $400,000 for the 13 weeks ended June 28, 2008, a decrease of $100,000 from $500,000 for the 13 weeks ended June 30, 2007.

Impairment of intangible assets.  Impairment of intangible assets was $2.1 million for the 13 weeks ended June 28, 2008 related to TCBY trade names.  This impairment was the result of the proposed restructuring of the Senior Secured Notes to be effected through a prepackaged plan of reorganization under Chapter 11 of the U.S Bankruptcy Code.

Impairment of marketable securities.  Impairment of marketable securities was $8.2 million for the 13 weeks ended June 28, 2008 resulting from an other-than-temporary decline in the market price of the Nexcen common stock received as part of the proceeds from the sales of assets of GAC/Pretzels in the third quarter of 2007 and the first quarter of 2008.

Discontinued Operations.  Income from discontinued operations was 100,000 for the 13 weeks ended June 28, 2008, a decrease of $2.4 million from income of $2.5 million for the 13 weeks ended June 30, 2007.  This decrease was primarily due to the sale of GAC/Pretzels in the third quarter of 2007 and the first quarter of 2008.

26 Weeks Ended June 28, 2008

Compared to the 26 Weeks Ended June 30, 2007

Loss From Continuing Operations — Overview.  Loss from continuing operations was $8.2 million for the 26 weeks ended June 28, 2008, an increase of $6.8 million or 490.3 percent from $1.4 million for the 26 weeks ended June 30, 2007.  The increase in loss from continuing operations was primarily due to the following:

•                  impairment of intangible assets for Dairy of $2.1 million;

•                  decreased contribution from our business units of $2.0 million;

•                  increased general and administrative expenses of $2.7 million; and

•                  gain on sale of land held for sale of $100,000 that occurred in 2007.

The foregoing increases in loss from continuing operations were partially offset by decreased amortization of $100,000.

The decrease in contribution from our business units of $2.0 million is comprised of the following:

•                  Mrs. Fields business unit contribution decrease of $2.1 million; and

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

Our Dairy business unit contribution is comprised of sales of new franchises and royalties from existing franchises less direct operating expenses.

The following table sets forth the contribution from each of our business units (in thousands):

	For the 26 Weeks Ended
	June 28,	June 30,
	2008	2007
Mrs. Fields	$898	$3,043
Dairy	2,538	2,483
	$3,436	$5,526

Mrs. Fields

The following table details the revenues and operating expenses of the Mrs. Fields business unit (in thousands):

	For the 26 Weeks Ended
	June 28,	June 30,	%
	2008	2007	Change
Mrs. Fields Gifts	$9,398	$9,982	(5.9)
Mrs. Fields Branded Retail	11,611	9,659	20.2
Mrs. Fields Franchising	3,630	3,699	(1.9)
Mrs. Fields Licensing	280	315	(11.1)
Total Mrs. Fields revenues	24,919	23,655	5.3
Mrs. Fields Gifts	10,252	10,566	(3.0)
Mrs. Fields Branded Retail	11,363	8,919	27.4
Mrs. Fields Franchising	2,340	1,153	102.9
Mrs. Fields Licensing	66	(26)	NM
Total Mrs. Fields operating expenses	24,021	20,612	16.5
Total Mrs. Fields contribution	$898	$3,043	(70.5)

Mrs. Fields Gifts

Mrs. Fields Gifts Revenues.  Mrs. Fields Gifts revenues were $9.4 million for the 26 weeks ended June 28, 2008, a decrease of $600,000 or 5.9 percent from $10.0 million for the 26 weeks ended June 30, 2007.  These revenues consist of sales through our catalog and website as well as affiliations with other websites and sales to large corporate customers for gifting purposes.  This decrease in revenues was primarily attributable to the following decreases:

•                  national accounts revenues of $700,000 primarily due to a decline in purchases from our largest corporate customer;

•                 strategic partners revenues of $100,000; and

•                  other revenues of $100,000.

The foregoing decreases in revenues were partially offset by increased search engine revenues of $300,000 primarily due to a continuing trend of customers preferring to make their purchases online.

Mrs. Fields Gifts Expenses.  Mrs. Fields Gifts expenses are comprised of cost of sales for products sold, selling and promotional expenses and direct operating expenses of this segment.  Mrs. Fields Gifts expenses were $10.3 million for the 26 weeks ended June 28, 2008, a decrease of $300,000 or 3.0 percent from $10.6 million for the 26 weeks ended June 30, 2007.  The decrease in expenses was due to a decrease in cost of sales of $600,000 primarily due to decreased revenues and product mix, partially offset by increased catalog and advertising expenses of $300,000 due to increased circulation of our catalogs.

Mrs. Fields Branded Retail

Mrs. Fields Branded Retail Revenues.  Mrs. Fields Branded Retail revenues were $11.6 million for the 26 weeks ended June 28, 2008, an increase of $1.9 million or 20.2 percent from $9.7 million for the 26 weeks ended June 30, 2007.   Mrs. Fields Branded Retail revenues consist of sales of Mrs. Fields branded shelf stable cookies directly through retail channels.  The increase in sales is primarily related to new customers and increased activity in the drug store channel.

Mrs. Fields Branded Retail Expenses.  Mrs. Fields Branded Retail expenses is comprised of cost of sales for product sold, selling and promotional expenses and other direct operating expenses of this segment.  Mrs. Fields Branded Retail expenses were $11.4 million for the 26 weeks ended June 28, 2008, an increase of $2.5 million or 27.4 percent from $8.9 million for the 26 weeks ended June 30, 2007.  This increase in expenses was primarily due to the following increases:

•                  cost of sales of $2.0 million due to increased revenues and increased commodity prices;

•                  advertising and promotion expenses of $300,000 related to product demos, sampling and broker fees; and

•                  other operating expenses of $200,000.

Mrs. Fields Franchising

The following table details the YOY percentage increase (decrease) in same store sales for our Mrs. Fields Franchising segment:

	For the 26 Weeks Ended
	June 28,	June 30,
	2008	2007
Mrs. Fields	0.1	(1.8)

Our Mrs. Fields concept's YOY same store sales were up 0.1 percent due to increased visit frequency and training by our field operations team, an increase in Big Cookie Cake sales and increases in the sales of our Breezer products.

Mrs. Fields Franchising Revenues.  Mrs. Fields Franchising revenues were $3.6 million for the 26 weeks ended June 28, 2008, a decrease of $100,000 or 1.9 percent from $3.7 million for the 26 weeks ended June 30, 2007.  This decrease in revenues was primarily attributable to approximately 700 or 7.4 percent fewer unit weeks partially offset by the increase in same store YOY sales.

Mrs. Fields Franchising Expenses.  Mrs. Fields Franchising expenses are comprised of operation and supervision expenses incurred to provide support, direction and supervision to the franchisees; development and support expenses including product development costs, expenses relating to new franchise development, marketing and advertising, bad debt expense and other direct franchising expenses.  These expenses were $2.3 million for the 26 weeks ended June 28, 2008, an increase of $1.1 million or 102.9 percent from $1.2 million for the 26 weeks ended June 30, 2007.  This increase in expenses was primarily due to the following increases:

•                  compensation and related costs of $800,000 in order to implement the planned strategy of increasing operations and development headcount;

•                  professional fees of $100,000; and

•                  other operating expenses of $200,000.

Mrs. Fields Licensing

Mrs. Fields Licensing Revenues.  Mrs. Fields Licensing revenues were $300,000 for the 26 weeks ended June 28, 2008 and June 30, 2007.  Although total licensing revenues were consistent in both periods, the mix of licensing revenues reflected a decrease in licensing royalties earned under licensing agreements for the sale of Mrs. Fields branded boxed chocolates, TCBY branded yogurt covered pretzels and royalties earned under our terminated licensing agreement for the sale of Mrs. Fields branded chocolate chips.  These decreases were offset by increases in licensing royalties earned under a licensing agreement for the sale of Mrs. Fields branded ice cream sandwiches.

Mrs. Fields Licensing Expenses.  Mrs. Fields Licensing expenses are comprised of compensation, selling and promotional expenses, bad debt and other direct operating expenses of this segment.  These expenses were negligible for the 26 weeks ended June 28, 2008 and June 30, 2007.

Dairy

The following table details the YOY percentage increase (decrease) in same store sales for our Dairy Franchising segment:

	For the 26 Weeks Ended
	June 28,	June 30,
	2008	2007
TCBY	0.1	(2.4)

Our Dairy Franchising segments YOY same store sales increased 0.1 percent for the 26 weeks ended June 28, 2008.  This slight increase was achieved due to a shift in our 2008 promotional spending, which focuses on the key selling season of April through August and occurred despite the continued challenging overall economic conditions in the United States.

Dairy Franchising Revenues.  Dairy Franchising revenues were $4.6 million for the 26 weeks ended June 28, 2008, a decrease of $900,000 or 17.5 percent from $5.5 million for the 26 weeks ended June 30, 2007.  This decrease in revenues was due to the following decreases:

•                  product formulation revenues generated by purchases of TCBY products by franchisees of $1.3 million; and

•                  initial franchise fees of $100,000.

The foregoing decreases in revenues were partially offset by increased royalties of $500,000 due to increased royalty rates.  The overall decrease in revenues were principally attributable to pricing discounts offered to franchisees as an incentive to remodel their stores and approximately 2,500 or 19.3 percent fewer unit weeks, partially offset by the increase in YOY same store sales.

Dairy Franchising Expenses.  Dairy Franchising expenses were $2.0 million for the 26 weeks ended June 28, 2008, a decrease of $1.0 million or 33.6 percent from $3.0 million for the 26 weeks ended June 30, 2007.  This decrease in expenses was primarily due to the following decreases:

•                  brand initiatives of $1.0 million incurred in the first quarter of 2007 to test the Beriyo and Yovana concepts and to prepare for the TCBY new store décor initiative; and

•                  bad debt expense of $100,000.

The foregoing decreases in expenses were partially offset by increases in compensation and related costs of $100,000 primarily due to the addition of a president during the 4th quarter of 2007.

Other

General and Administrative Expenses.  General and administrative expenses were $7.7 million for the 26 weeks ended June 28, 2008, an increase of $2.7 million or 53.9 percent from $5.0 million for the 26 weeks ended June 30, 2007.  This increase in general and administrative expenses was primarily attributable to the following increases:

•                  costs incurred of $2.2 million related to the restructuring of our debt through a prepackaged plan of reorganization;

•                  professional fees of $300,000 paid to third parties for consulting on process improvement initiatives, internal control assistance and Sarbanes-Oxley compliance test work;

•                  bonus expense of $200,000 primarily due to bonuses paid in the first quarter of 2008 to certain individuals to compensate them for their contributions to the sale of GAC; and

•                  legal fees of $100,000.

The foregoing increases in expenses were partially offset by a decrease in compensation and related costs of $100,000 primarily due to the decrease in corporate headcount resulting from the sale of GAC.

Depreciation and Amortization Expense.  Depreciation expense was $1.0 million for the 26 weeks ended June 28, 2008 and June 30, 2007.  Amortization expense was $900,000 for the 26 weeks ended June 28, 2008, a decrease of $100,000 from $1.0 million for the 26 weeks ended June 30, 2007.

Impairment of intangible assets.  Impairment of intangible assets was $2.1 million for the 26 weeks ended June 28, 2008 related to TCBY trade names.  This impairment was the result proposed restructuring of the Senior Secured Notes to be effected through a prepackaged plan of reorganization under Chapter 11 of the U.S Bankruptcy Code.

Impairment of marketable securities.  Impairment of marketable securities was $8.2 million for the 26 weeks ended June 28, 2008 resulting from an other-than-temporary decline in the market price of the Nexcen common stock received as part of the proceeds from the sales of assets of GAC/Pretzels in the third quarter of 2007 and the first quarter of 2008.

Discontinued Operations.  Income from discontinued operations was $10.6 million for the 26 weeks ended June 28, 2008, an increase of $5.6 million from $5.0 million for the 26 weeks ended June 30, 2007.  This increase was primarily due to the gain related to the sale of GAC of $10.6 million partially offset by a reduction in contribution of the GAC/Pretzels reportable operating segment.

Consolidated Financial Condition

Total assets at June 28, 2008 were $135.3 million, an increase of $14.5 million or 12.0 percent from $120.8 million at December 29, 2007.  This increase in assets was primarily due to the following increases:

•                  restricted cash of $73.5 million resulting from the sale of GAC and Pretzels;

•                  prepaid expenses of $100,000; and

•                  deferred tax asset of $3.9 million.

The foregoing increases in assets were partially offset by the following decreases:

•                  cash and cash equivalents of $8.6 million primarily due to the semi-annual interest payment of $10.25 million made in March 2008;

•                  marketable securities available for sale and other assets of $4.0 million due to the impairment of the Nexcen common stock received as proceeds on the sale of GAC/Pretzels;

•                  accounts receivable, of $3.8 million primarily due to receivables associated with our GAC and gifts segments;

•                  inventories of $600,000 primarily due to the sale of GAC;

•                  property and equipment of $1.4 million primarily due to the sale of GAC;

•                  goodwill of $41.1 million resulting from the sale of GAC;

•                  trademarks and other intangible assets, net of $2.9 million primarily related to the impairment of the TCBY intangible assets and amortization;

•                  deferred loan costs of $600,000 related to amortization;

Total liabilities at June 28, 2008 were $247.5 million, an increase of $21.5 million or 9.5 percent from $226.0 million at December 29, 2007.  This increase in liabilities was primarily due to the following increases:

•                  amounts due to affiliates of $25.3 million primarily the result of amounts due to our parent under the tax sharing agreement; and

•                  current liabilities of discontinued operations of $100,000.

The foregoing increases in liabilities were partially offset by the following decreases:

•                  accounts payable of $2.2 million;

•                  accrued liabilities of $1.6 million, primarily related to the semi-annual interest payment made in March 2008; and

•                  capital lease obligations of $100,000.

Consolidated Cash Flows for the 26 Weeks Ended June 28, 2008 Compared to June 30, 2007

Net cash flows used in operating activities from continuing operations were $17.1 million for the 26 weeks ended June 28, 2008, an increase in cash used of $5.8 million from net cash flows used in operating activities from continuing operations of $11.3 million for the 26 weeks ended June 30, 2007.  This increase in cash used in operating activities from continuing operations was primarily due to the following:

•                  decrease in contribution by our operating segments of $2.0 million;

•                  increase in general and administrative expenses of $2.7 million; and

•                  decrease in cash used for working capital assets and liabilities of $1.1 million.

Net cash flows used in investing activities from continuing operations were $73.7 million for the 26 weeks ended June 28, 2008, an increase in cash used of $73.9 million from cash provided by investing activities from continuing operations of $200,000 for the 26 weeks ended June 30, 2007.  This increase in cash used in investing activities from continuing operations was primarily due to the following increases:

•                  restricted cash of $73.4 million;

•                  proceeds from the sale of land of $300,000 that occurred in 2007; and

•                  purchases of property and equipment of $200,000.

Net cash flows used in financing activities were negligible for the 26 weeks ended June 28, 2008 and for the 26 weeks ended June 30, 2007 and relate to principal payments on capital leases.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand and cash flows generated from operations.  At June 28, 2008, we had $2.8 million of cash on hand, excluding the $93.4 million of restricted cash.  We expect that our principal uses of cash will be for working capital, capital expenditures and interest payments of $20.5 million on our Senior Secured Notes, of which $10.25 million will be due on September 15, 2008 and March 15, 2009.  In addition, to the extent we have cash available and it is permitted by the indenture governing our Senior Notes (the "Indenture"), we may pay dividends to our parent companies for uses such as acquisitions, debt repayments and dividends.  We do not expect to be required, but we may offer, to repurchase a portion of the Senior Secured Notes as described below.

We are highly leveraged.  At June 28, 2008, we had $195.7 million of long-term debt represented by the Senior Secured Notes.  The Senior Secured Notes mature on March 15, 2011, with interest payable semi-annually on March 15 and September 15.  Due to borrowing restrictions under the Indenture, our ability to obtain additional debt financing is significantly limited.  The Senior Secured Notes require us to offer to repurchase a portion of the notes at 100 percent of the principal amount, plus accrued and unpaid interest thereon to the date of purchase, with 50 percent of our "excess cash flow," as defined in the Indenture agreement, when the ratio of our net indebtedness to consolidated EBITDA is above 3.75 to 1.0 and the cumulative unpaid excess cash flow offer amount exceeds $10.0 million.  We do not anticipate that our "excess cash flow" will exceed the levels that would require us to offer to repurchase a portion of the notes described above.

The condensed consolidated financial statements, contained elsewhere in this report, were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, our ability to operate profitably and to generate positive cash flows from operations.  We have suffered recurring net losses and negative cash flows from operations and had a net member’s deficit at June 28, 2008 and December 29, 2007.  As a result, we will be unable to make our scheduled $10.25 million semi-annual interest payment due September 15, 2008 on our Senior Secured Notes.  Failure to make any scheduled semi-annual interest payment would constitute an event of default under the Indenture, which could cause the Senior Secured Notes to become immediately due and payable.  We do not currently have the ability to repay the Senior Secured Notes should they become due and payable.  These matters raise substantial doubt about our ability to continue as a going concern.  We are pursuing various actions to improve its results of operations, cash flows and financial position.  These actions include, but are not limited to, the following:

•                  restructuring of our Senior Secured Notes; and

•                  staff reductions and other initiatives to reduce expenses and increase revenues.

Due to the substantial doubt about our ability to continue as a going concern, we have not issued a new FDD and we have suspended sales of new franchises until we are in a position to issue a new FDD.  We do not expect to issue a new FDD until we have been able to improve our overall liquidity position, including the restructuring of the Senior Secured Notes.  Until we issue a new FDD that reflects our most recent financial statements, we will be prohibited from selling new franchises, which will adversely affect our business operations and financial condition.

On August 13, 2008, we entered into amended Support Agreements with the Noteholder Committee providing for a restructuring of the Senior Secured Notes to be effected through the Plan under Chapter 11 of the U.S. Bankruptcy Code which would exchange for the Senior Secured Notes a combination of cash, new senior secured notes due 2014 and 87.5 percent of the common equity of our parent company, Mrs. Fields' Original Cookies, Inc.  This restructuring is subject to various conditions, including approval of the Plan from at least a majority in number of the holders of the Senior Secured Notes, which condition is not met by the members of the Noteholder Committee alone, and therefore there can be no assurance that it will be successfully completed.  If the restructuring is completed, we will have significantly less indebtedness.

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

Seasonality

Our sales and contribution from franchisees' store operations are highly seasonal, but our brands experience counteracting seasonal effects.  Our Mrs. Fields stores, primarily located in malls, tend to mirror customer traffic flow trends in malls, which increase significantly during the fourth quarter, primarily between Thanksgiving and the end of the calendar year.  Holiday gift purchases also are a significant factor in increased sales in the fourth quarter.  However, our Dairy stores experience their strongest sales periods during the warmer months from late Spring through early Fall, which helps to balance the impact of seasonality on our operations.  The combined revenues for each quarter of the Mrs. Fields Franchising and Dairy Franchising operating segments as a percentage of total combined revenues for these two operating segments for the fiscal year ended December 29, 2007 were 24.2 percent for the first quarter, 28.5 percent for the second quarter, 25.6 percent for the third quarter and 21.7 percent for the fourth quarter.

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

We receive cash payments for product formulation fees and allowances from suppliers based on the amount of product purchased directly by our distributors and franchisees.  These product formulation fees and allowances include cash payments to us for the right to use our proprietary formulations and recipes to manufacture the frozen dough and yogurt these suppliers sell to our franchisees.  Formulation fees and allowances are recorded as franchising revenues within the Mrs. Fields Franchising and Dairy operating segments upon shipment of product to our distributors or franchisees.  Gross formulation fees and allowances included in revenues in our operating segments are as follows (in thousands):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Mrs. Fields	$488	$472	$947	$888
Dairy	1,813	2,111	2,946	3,639
	$2,301	$2,583	$3,893	$4,527

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

On an annual basis (during the fourth quarter), or more frequently if circumstances indicate potential impairment, we perform an assessment for impairment of our goodwill associated with our reporting units, by comparing the reporting unit's fair value with its carrying value.  The estimated fair value of goodwill is affected by, among other things, operating results, our business plan for the future, estimated results of future operations and the comparable companies and transactions that are used to estimate the fair value of our goodwill.  To the extent that the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value.  Changes in our business plan or operating results that are different than the projections used to develop the reporting unit's fair value may have an impact on the valuation of goodwill.

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

Accounting Pronouncements Issued Not Yet Adopted

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 141 (revised 2007), "Business Combinations" ("SFAS 141R").  SFAS 141R establishes principles and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141R is effective for acquisitions in fiscal years beginning after December 15, 2008 and will be adopted by us on January 4, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risks since the end of our fiscal year ended December 29, 2007.  For more information, please read Item 7A and the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 28, 2008.

Item 4.  Controls and Procedures

Management, with the participation of the Interim Co-Chief Executive Officers ("Interim Co-CEO's") and the Chief Accounting Officer (the "CAO"), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Interim Co-CEO's and the CAO concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were not operating effectively to provide reasonable assurance that the information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  However, management has performed additional procedures in connection with the preparation of this report and the condensed consolidated financial statements contained herein to provide reasonable assurance that this report contains all of the information required to be disclosed.  A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended June 28, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

 Our liquidity situation is so restricted and inadequate to meet our fiscal year 2008 obligations that we will be filing for protection under Chapter 11 under the Bankruptcy Code in the near future.

        Concerns over our ability to generate cash flows in amounts sufficient to meet our scheduled semi-annual interest payments, including payments of $10.25 million due in September 2008, raise substantial doubt about our ability to continue as a going concern.  As a result, we will need to file for protection under Chapter 11 under the Bankruptcy Code in the near future.  In an effort to address this liquidity issue, we are seeking to implement a financial restructuring through a “prepackaged” plan of reorganization pursuant to agreements entered into with a committee of holders (the “Noteholder Committee”) of our 9 percent senior secured notes and our11 ½ percent senior secured notes (collectively, the “Senior Secured Notes”) which are described elsewhere in this report.  Completion of the proposed restructuring is subject to various conditions, many of which are beyond our control or the control of the Noteholder Committee.  Accordingly, there can be no assurance that the proposed restructuring will be completed successfully.  If it is not successfully completed, we anticipate that our liquidity situation will continue to deteriorate and that we may not be able to implement an alternative plan of reorganization under Chapter 11.  If neither the “prepackaged plan” nor an alternative plan of reorganization is successfully completed, the Company may need to be liquidated.  Either an alternative reorganization or a liquidation is likely to have inferior recoveries as compared to the recoveries of the “prepackaged plan” to the holders of the Senior Secured Notes and to our other creditors.

        From time to time, we may be restricted from selling our franchises.

        The sale of franchises is regulated by various state laws as well as by the Federal Trade Commission (the “FTC”). The FTC requires that franchisors make extensive disclosure in a franchise disclosure document (the “FDD”) to prospective franchisees but does not require registration.  However, a number of states require annual registration of the FDD with state authorities or other disclosure in connection with franchise offers and sales.  In addition, several states have “franchise relationship laws” or “business opportunity laws” that limit the ability of the franchisors to terminate agreements or to withhold consent to renewal or transfer of these agreements.

There are certain events that require us to make certain disclosures to state authorities.  Further, renewal of the FDD registrations is required in several states within a certain period of time following our fiscal year end.  From time to time in the future, there will be periods of time after certain events, such as material changes to our officers, or financial performance, or commencement of material litigation, or in connection with renewal during which we may be prohibited from selling our franchises in certain states.  Without limiting the foregoing, our financial condition requires us to defer collection of certain fees in some states until the store opens.  If we are unable to sell our franchises for an extended period of time in certain states, our business operations or financial condition could be adversely affected.

Due to the substantial doubt about our ability to continue as a going concern, we do not expect to issue a new FDD until we have additional information about alternatives to improve our overall liquidity position, including the possibility of restructuring our Senior Secured Notes.  Until we issue a new FDD that reflects our most recent financial statements, we will be prohibited from selling new franchises, which will adversely affect our business operations and financial condition.

Our ability to attract new franchisees, retain existing franchisees and locate and procure favorable store locations is critical to the success of our business.

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

A decline in mall traffic and other events signaling or related to a downturn in the United States of America (the “United States”) economy could cause our Mrs. Fields brand franchise income to decrease materially.

        We believe that the amount and proximity of pedestrian traffic near our Mrs. Fields brand stores strongly influence sales of our products, which we believe are frequently impulse purchases.  In recent years, we believe visits to major shopping malls, where at June 28, 2008 the majority of our Mrs. Fields franchisees’ stores are located, have experienced periods of decline.  This trend has had a negative impact on our revenues.  We cannot predict whether this trend will not continue or that this trend can be offset by increased sales per customer.  Decrease in mall traffic, and other events that signal or arise from a downturn in the United States economy, such as continued increases in energy costs and other expenses that negatively affect consumer spending, could adversely affect our financial condition and results of operations.

We have experienced a number of franchise store closures since fiscal year 2005.  If this trend continues, our financial position and results of operations could continue to be adversely affected.

        Since the end of fiscal year 2005, 7 retail concept locations were closed by Mrs. Fields’ Original Cookies, Inc. (“MFOC”) and 807 retail concept locations were closed by other franchisees.  These closures represent 32.8 percent of the total number of stores open at the beginning of fiscal year 2006.  In comparison, 289 retail concept locations have opened since the end of fiscal year 2005.

        Since the end of fiscal year 2005, the number of Mrs. Fields brand locations has decreased by 18.2 percent, the number of TCBY brand traditional locations has decreased by 31.2 percent and the number of TCBY brand non-traditional locations has decreased by 34.6 percent.  Additional store closures could occur in the future and we may be unable to successfully open additional new stores in the future.  If this trend continues, our financial condition and results of operations may be adversely affected.

        Due to the substantial doubt about our ability to continue as a going concern, we have not issued a new FDD and we have suspended sales of new franchises until we are in a position to issue a new FDD.  We do not expect to issue a new FDD until we have additional information about alternatives to improve our overall liquidity position, including restructuring the Senior Secured Notes.  Until we issue a new FDD that reflects our most recent financial statements, we will be prohibited from selling new franchises, which will adversely affect our business operations and financial condition.

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

        We may have difficulty retaining key management personnel, which could make it difficult for us to implement the business strategy that current management has developed.

        Our success depends on the continued services of our senior management.  In addition, our continued growth depends, in part, on attracting and retaining skilled managers and employees as well as management’s ability to effectively utilize our key personnel.  On July 10, 2008, Stephen Russo resigned from his position as our President and Chief Executive Officer.  On July 15, 2008, we appointed Michael R. Ward and John Lauck as our Interim Co-Chief Executive Officers to fill the role vacated by Mr. Russo.  If Mr. Ward or Mr. Lauck or any other senior management personnel leaves us, we may have difficulty in implementing our business strategy and may fail to achieve expected profits as a result.  We cannot be sure that management’s efforts to integrate, utilize, attract and retain personnel will be successful.

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

        In addition, the sale of franchises is regulated by various state laws as well as by the FTC.  The FTC requires that franchisors make extensive disclosure in a FDD to prospective franchisees, but does not require registration.  However, a number of states require registration of the FDD with state authorities or other disclosure in connection with franchise offers and sales.  In addition, several states have “franchise relationship laws” or “business opportunity laws” that limit the ability of the franchisors to terminate agreements or to withhold consent to renewal or transfer of these agreements.  While we believe that we are in compliance with existing regulations in the jurisdictions where we currently offer franchises, we cannot predict the effect of any future legislation or regulation on our business operations or financial condition.  Additionally, bills have occasionally been introduced in Congress which would provide for federal regulation of aspects of franchisor-franchisee relationships.  We cannot predict what effect those regulations could have on our business.

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

In addition to the information below, please see disclosures set out under the second risk factor on page 43 which details our need to seek to implement a financial restructuring through a prepackaged plan of reorganization and the risks involved with this course of action.

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

Item 6.  Exhibits

10.1                         Form of Support Agreement, including Restructuring Term Sheet, dated June 3, 2008 among Mrs. Fields Famous Brands, LLC, Mrs. Fields Financing Company, Inc. and certain holders of the Company’s Senior Secured Notes (incorporated by reference to Exhibit 10.1 of our current report on form 8-K filed on June 6, 2008).

10.2                         Amendment to Restructuring Term Sheet, dated July 11, 2008 by and among Mrs. Fields Famous Brands, LLC, Mrs. Fields Financing Company, Inc., Mrs. Fields Original Cookies, Inc. and certain holders of the Company’s Senior Secured Notes (incorporated by reference to Exhibit 10.2 of our current report on form 8-K filed on July 15, 2008).

10.3                         Disclosure Statement for the joint prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code of Mrs. Fields Original Cookies, Inc. and certain subsidiaries dated August 15, 2008 (incorporated by reference to Exhibit 10.3 of our current report on form 8-K filed on August 15, 2008).

31.1                         Certification of Interim Co-Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                         Certification of Interim Co-Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3                         Certification of Chief Accounting Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32                                  Certification of Interim Co-Chief Executive Officers and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350,As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MRS. FIELDS FAMOUS BRANDS, LLC

/s/ Michael R. Ward	August 18, 2008
Michael R. Ward

Date

Executive Vice President and Interim Co-Chief Executive Officer

(Principal Executive Officer)

/s/ John Lauck	August 18, 2008
John Lauck

Date

President of Mrs. Fields and Interim Co-Chief Executive Officer

(Principal Executive Officer)

/s/ Steven K. Passey	August 18, 2008
Steven K. Passey

Date

Chief Accounting Officer and Treasurer

(Principal Financial Officer)